Form 10-Q
period 1996-06-30
BANK UNITED CORP
filed 1996-09-23
CIK 906420

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______

                             Commission File Number:
                                   0000906420

                                BANK UNITED CORP.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                           13-3528556
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

50 CHARLES LINDBERGH BLVD., SUITE 500
       UNIONDALE, NY  11583                                       11553
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (516) 745-6644


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of the registrant's $.01 par value common stock as of August 14, 1996 were as follows:

TITLE OF EACH CLASS                           NUMBER OF SHARES
    Class A                                       27,735,934
    Class B                                        3,859,662

                                BANK UNITED CORP.
                                      INDEX
PART I.   FINANCIAL INFORMATION                                           PAGE

Item 1.    Condensed Financial Statements.................................  1

           Consolidated Statements of Financial Condition -
           June 30, 1996 and September 30, 1995...........................  1

           Consolidated Statements of Operations -
           For the Nine Months Ended June 30, 1996 and 1995...............  2

           Consolidated Statements of Operations -
           For the Three Months Ended June 30, 1996 and 1995..............  3

           Consolidated Statements of Stockholders' Equity -
           For the Nine Months Ended June 30, 1996 and 1995...............  4

           Consolidated Statements of Cash Flows -
           For the Nine Months Ended June 30, 1996 and 1995...............  5

           Notes to Consolidated Financial Statements.....................  6

           Independent Accountants' Report................................ 10

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 11


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.............................................. 22

Item 2.    Changes in the Rights of the Company's Security Holders........ 22

Item 3.    Defaults by the Company on Its Senior Securities............... 22

Item 4.    Submission of Matters to a Vote of Security Holders............ 22

Item 5.    Other Information.............................................. 22

Item 6a.   Exhibits....................................................... 22

Item 6b.   Reports of Form 8-K............................................ 25

Signatures ............................................................... 26

                          PART I. FINANCIAL INFORMATION
ITEM 1.      CONDENSED FINANCIAL STATEMENTS
                                BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                                                     JUNE 30,          SEPTEMBER 30,
                                                                                                       1996                1995
                                                                                                   ------------        ------------
                                                                                                    (UNAUDITED)
ASSETS
Cash and cash equivalents ..................................................................       $     96,647        $    112,931
Securities purchased under agreements to resell and federal funds sold .....................            856,178             471,052
Trading account assets, at fair value ......................................................              1,129               1,081
Securities
   Held to maturity, at amortized cost (fair value of $1.8 million in 1996
      and $2.7 million in 1995) ............................................................              1,773               1,902
   Available for sale, at fair value .......................................................             65,036             114,111
Mortgage-backed securities
   Held to maturity, at amortized cost (fair value of $631.0  million in 1996
      and $2,031 million in 1995) ..........................................................            653,024           2,051,304
   Available for sale, at fair value .......................................................          1,079,747             346,959
Loans
   Held to maturity (net of the allowance for credit losses of $37.0 million
      in 1996 and $36.8 million in 1995) ...................................................          7,203,510           7,763,676
   Held for sale (net of the allowance for credit losses of $23 thousand
      in 1996 and $38 thousand in 1995) ....................................................            393,896             496,564
Federal Home Loan Bank stock ...............................................................            197,242             225,952
Premises and equipment .....................................................................             35,954              37,687
Mortgage servicing rights ..................................................................            116,919              75,097
Intangible assets ..........................................................................             17,891              26,519
Real estate owned (net of the allowance for losses of $808 thousand  in
   1996 and $1.1 million in 1995) ..........................................................             30,222              23,764
Deferred tax asset .........................................................................            161,537              77,571
Other assets ...............................................................................            112,565             157,364
                                                                                                   ------------        ------------
TOTAL ASSETS ...............................................................................       $ 11,023,270        $ 11,983,534
                                                                                                   ============        ============
LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS'
   EQUITY
LIABILITIES
Deposits ...................................................................................       $  5,053,605        $  5,182,220
Federal Home Loan Bank advances ............................................................          3,883,758           4,383,895
Securities sold under agreements to repurchase and federal funds
   purchased ...............................................................................            885,506           1,172,533
Senior Notes ...............................................................................            115,000             115,000
Advances from  borrowers for taxes and insurance ...........................................            114,365             183,968
Other liabilities ..........................................................................            256,104             264,315
                                                                                                   ------------        ------------
       Total liabilities ...................................................................         10,308,338          11,301,931
                                                                                                   ------------        ------------
MINORITY INTEREST
Preferred stock issued by consolidated subsidiary ..........................................            185,500             185,500
                                                                                                   ------------        ------------
STOCKHOLDERS' EQUITY
Common stock ...............................................................................                292                 289
Paid-in capital ............................................................................            121,428             117,722
Retained earnings ..........................................................................            410,608             384,739
Unrealized gains (losses) on securities and mortgage-backed
   securities available for sale, net of tax ...............................................             (2,896)             (6,647)
                                                                                                   ------------        ------------
       Total stockholders' equity ..........................................................            529,432             496,103
                                                                                                   ------------        ------------
TOTAL LIABILITIES, MINORITY INTEREST, AND
   STOCKHOLDERS' EQUITY ....................................................................       $ 11,023,270        $ 11,983,534
                                                                                                   ============        ============

          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  FOR THE NINE MONTHS ENDED JUNE 30,
                                                                                                   --------------------------------
                                                                                                      1996                   1995
                                                                                                   ---------              ---------
                                                                                                  (UNAUDITED)
INTEREST INCOME
Short-term interest-earning assets ...................................................             $  27,576              $  22,867
Trading account assets ...............................................................                    51                     45
Securities ...........................................................................                 2,943                  4,417
Mortgage-backed securities ...........................................................               100,913                130,254
Loans ................................................................................               478,846                357,234
Federal Home Loan Bank stock .........................................................                10,090                  7,634
                                                                                                   ---------              ---------
       Total interest income .........................................................               620,419                522,451
                                                                                                   ---------              ---------
INTEREST EXPENSE
Deposits .............................................................................               204,138                191,755
Federal Home Loan Bank advances ......................................................               193,726                152,792
Securities sold under agreements to repurchase
   and federal funds purchased .......................................................                42,357                 33,829
Senior Notes .........................................................................                 7,805                  7,804
                                                                                                   ---------              ---------
       Total interest expense ........................................................               448,026                386,180
                                                                                                   ---------              ---------
       Net interest income ...........................................................               172,393                136,271
PROVISION FOR CREDIT LOSSES ..........................................................                10,155                 14,630
                                                                                                   ---------              ---------
       Net interest income after provision for credit losses .........................               162,238                121,641
                                                                                                   ---------              ---------
NON-INTEREST INCOME
Net gains (losses)
    Sales of single family servicing rights and single family
      warehouse loans ................................................................                29,581                 48,481
   Securities and mortgage-backed securities .........................................                 3,821                     26
   Other loans .......................................................................                 2,027                   (771)
Loan servicing fees and charges ......................................................                31,739                 33,056
Other fees and charges ...............................................................                10,914                  8,988
                                                                                                   ---------              ---------
       Total non-interest income .....................................................                78,082                 89,780
                                                                                                   ---------              ---------
NON-INTEREST EXPENSE
Compensation and benefits ............................................................                66,907                 63,115
Occupancy ............................................................................                13,904                 13,840
Data processing ......................................................................                12,319                 12,135
Advertising and marketing ............................................................                 5,956                  7,497
Amortization of intangibles ..........................................................                15,002                 16,363
SAIF deposit insurance premiums ......................................................                 9,102                  8,432
Furniture and equipment ..............................................................                 4,656                  4,800
Restructuring charges ................................................................                10,681                   --
Other ................................................................................                29,466                 15,928
                                                                                                   ---------              ---------
       Total non-interest expense ....................................................               167,993                142,110
                                                                                                   ---------              ---------
INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST ..................................................................                72,327                 69,311
INCOME TAX (BENEFIT) EXPENSE .........................................................               (73,644)                29,246
                                                                                                   ---------              ---------
INCOME BEFORE MINORITY INTEREST ......................................................               145,971                 40,065
Less minority interest:
   Subsidiary preferred stock dividends ..............................................                13,689                  6,489
   Payments in lieu of dividends .....................................................                 6,413                    377
                                                                                                   ---------              ---------
NET INCOME ...........................................................................             $ 125,869              $  33,199
                                                                                                   =========              =========
EARNINGS PER COMMON SHARE ............................................................             $    4.13              $    1.07
                                                                                                   =========              =========

          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                 FOR THE THREE MONTHS ENDED JUNE 30,
                                                                                                  ----------------------------------
                                                                                                     1996                    1995
                                                                                                   ---------              ---------
                                                                                                  (UNAUDITED)
INTEREST INCOME
Short-term interest-earning assets ...................................................             $  10,216              $   8,452
Trading account assets ...............................................................                    16                     16
Securities ...........................................................................                   831                  1,467
Mortgage-backed securities ...........................................................                30,214                 43,120
Loans ................................................................................               154,916                138,864
Federal Home Loan Bank stock .........................................................                 3,005                  2,946
                                                                                                   ---------              ---------
       Total interest income .........................................................               199,198                194,865
                                                                                                   ---------              ---------
INTEREST EXPENSE
Deposits .............................................................................                65,628                 69,251
Federal Home Loan Bank advances ......................................................                57,225                 60,511
Securities sold under agreements to repurchase
   and federal funds purchased .......................................................                13,284                 13,856
Senior Notes .........................................................................                 2,600                  2,602
                                                                                                   ---------              ---------
       Total interest expense ........................................................               138,737                146,220
                                                                                                   ---------              ---------
       Net interest income ...........................................................                60,461                 48,645
PROVISION FOR CREDIT LOSSES ..........................................................                 4,305                 10,473
                                                                                                   ---------              ---------
       Net interest income after provision for credit losses .........................                56,156                 38,172
                                                                                                   ---------              ---------
NON-INTEREST INCOME
Net gains (losses)
    Sales of single family servicing rights and single family
      warehouse loans ................................................................                10,424                 10,017
   Securities and mortgage-backed securities .........................................                   958                     18
   Other loans .......................................................................                (1,458)                  (391)
Loan servicing fees and charges ......................................................                 9,632                 10,243
Other fees and charges ...............................................................                 3,917                  3,240
                                                                                                   ---------              ---------
       Total non-interest income .....................................................                23,473                 23,127
                                                                                                   ---------              ---------
NON-INTEREST EXPENSE
Compensation and benefits ............................................................                27,009                 19,923
Occupancy ............................................................................                 4,465                  4,768
Data processing ......................................................................                 4,199                  4,019
Advertising and marketing ............................................................                 1,903                  2,715
Amortization of intangibles ..........................................................                 5,201                  5,645
SAIF deposit insurance premiums ......................................................                 2,973                  2,802
Furniture and equipment ..............................................................                 1,528                  1,581
Restructuring charges ................................................................                10,681                   --
Other ................................................................................                10,730                   (988)
                                                                                                   ---------              ---------
       Total non-interest expense ....................................................                68,689                 40,465
                                                                                                   ---------              ---------
INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST ..................................................................                10,940                 20,834
INCOME TAX (BENEFIT) EXPENSE .........................................................               (98,922)                 9,060
                                                                                                   ---------              ---------
INCOME BEFORE MINORITY INTEREST ......................................................               109,862                 11,774
Less minority interest:
    Subsidiary preferred stock dividends .............................................                 4,563                  2,163
    Payments in lieu of dividends ....................................................                 6,189                     71
                                                                                                   ---------              ---------
NET INCOME ...........................................................................             $  99,110              $   9,540
                                                                                                   =========              =========

EARNINGS PER COMMON SHARE ............................................................             $    3.26              $    0.31
                                                                                                   =========              =========

          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                          COMMON STOCK
                                       ------------------------------------------------------------------------------------
                                                 CLASS A                      CLASS B                    CLASS C
                                       --------------------------    -------------------------   --------------------------
                                           SHARES        AMOUNT         SHARES        AMOUNT         SHARES      AMOUNT
                                       -----------    -----------    -----------   -----------   -----------    -----------
BALANCE AT
   SEPTEMBER 30, 1994 ..............    23,828,400    $       239           --     $      --       5,034,600    $        50
     Net income ....................          --             --             --            --            --             --
     Change in unrealized
         gains (losses) ............          --             --             --            --            --             --
                                       -----------    -----------    -----------   -----------   -----------    -----------
BALANCE AT
   JUNE 30, 1995 ...................    23,828,400    $       239           --     $      --       5,034,600    $        50
                                       ===========    ===========    ===========   ===========   ===========    ===========
BALANCE AT
   SEPTEMBER 30, 1995 ..............    23,828,400    $       239           --     $      --       5,034,600    $        50
     Net income ....................          --             --             --            --            --             --
     Dividend declared:  common
         stock  ($3.46 per share) ..          --             --             --            --            --             --
     Redistribution of common stock    (23,446,475)          (235)    28,481,075           285    (5,034,600)   $       (50)
     Restricted Stock issued .......          --             --          318,342             3          --             --
     Change in unrealized
         gains (losses) ............          --             --             --            --            --             --
                                       -----------    -----------    -----------   -----------   -----------    -----------
BALANCE AT
   JUNE 30, 1996 ...................       381,925    $         4     28,799,417   $       288          --      $      --
                                       ===========    ===========    ===========   ===========   ===========    ===========
                                                                       UNREALIZED        TOTAL
                                            PAID-IN      RETAINED        GAINS      STOCKHOLDERS'
                                            CAPITAL      EARNINGS       (LOSSES)        EQUITY
                                         -----------   -----------    -----------    -----------
BALANCE AT
   SEPTEMBER 30, 1994 ..............     $   121,480   $   343,020    $   (13,427)   $   451,362
     Net income ....................            --          33,199           --           33,199
     Change in unrealized
         gains (losses) ............            --            --            4,577          4,577
                                         -----------   -----------    -----------    -----------
BALANCE AT
   JUNE 30, 1995 ...................     $   121,480   $   376,219    $    (8,850)   $   489,138
                                         ===========   ===========    ===========    ===========
BALANCE AT
   SEPTEMBER 30, 1995 ..............     $   117,722   $   384,739    $    (6,647)   $   496,103
     Net income ....................            --         125,869           --          125,869
     Dividend declared:  common
         stock  ($3.46 per share) ..            --        (100,000)          --         (100,000)
     Redistribution of common stock             --            --             --             --
     Restricted Stock issued .......           3,706          --             --            3,709
     Change in unrealized
         gains (losses) ............            --            --            3,751          3,751
                                         -----------   -----------    -----------    -----------
BALANCE AT
   JUNE 30, 1996 ...................     $   121,428   $   410,608    $    (2,896)   $   529,432
                                         ===========   ===========    ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              FOR THE NINE MONTHS ENDED JUNE 30,
                                                                                              ----------------------------------
                                                                                                  1996                 1995
                                                                                              -----------          -----------
                                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash provided (used) by operating activities ...............................         $   324,805          $  (174,812)
CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in securities purchased under agreements to resell and
        federal funds sold ..........................................................            (385,126)             240,019
     Purchases of securities held to maturity .......................................              (6,327)              (2,920)
     Proceeds from maturities of securities held to maturity ........................               6,105                3,472
     Purchases of mortgage-backed securities held to maturity .......................              (3,841)             (38,515)
     Repayments of mortgage-backed securities held to maturity ......................             156,456              261,355
     Purchases of securities available for sale .....................................             (16,029)                --
     Proceeds from sales of securities available for sale ...........................              78,509                 --
     Proceeds from sales of mortgage-backed securities available for sale ...........             295,702               77,626
     Repayments of mortgage-backed securities available for sale ....................             220,089               12,631
     Purchases of loans held to maturity ............................................            (102,230)          (2,091,734)
     Proceeds from sales of loans held to maturity ..................................               3,343                 --
     Change in loans held to maturity ...............................................             425,302             (574,505)
     Purchases of Federal Home Loan Bank stock ......................................                --               (100,191)
     Redemption of Federal Home Loan Bank stock .....................................              38,800               18,500
     Purchases of premises and equipment ............................................              (5,022)              (3,077)
     Proceeds from sales of real estate owned acquired through foreclosure ..........              31,832               26,834
     Proceeds from sales of servicing rights ........................................               6,174               32,142
                                                                                              -----------          -----------
           Net cash provided (used) by investing activities .........................             743,737           (2,138,363)
                                                                                              -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits .........................................................            (128,696)             356,893
     Proceeds from Federal Home Loan Bank advances ..................................           1,498,700            3,821,754
     Repayment of Federal Home Loan Bank advances ...................................          (1,998,200)          (2,058,200)
     Net change in securities sold under agreements to repurchase and
        federal funds purchased .....................................................            (287,027)             187,528
     Change in advances from borrowers for taxes and insurance ......................             (69,603)               9,551
     Payment of dividends ...........................................................            (100,000)                --
                                                                                              -----------          -----------
           Net cash (used) provided by financing activities .........................          (1,084,826)           2,317,526
                                                                                              -----------          -----------

NET (DECREASE)  INCREASE IN CASH AND CASH EQUIVALENTS ...............................             (16,284)               4,351
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................................             112,931               76,938
                                                                                              -----------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................................         $    96,647          $    81,289
                                                                                              ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NONCASH
     INVESTING ACTIVITIES
     Cash paid for interest .........................................................         $   434,050          $   370,441
     Cash paid for income taxes .....................................................               2,204                6,695
     Real estate owned acquired through foreclosure .................................              55,105               35,738
     Securitization of loans ........................................................              13,601                 --
     Transfer of loans from held to maturity to held for sale .......................             188,748                  696
     Transfer of mortgage-backed securities from held to maturity
        to available for sale .......................................................           1,244,945                 --
     Issue restricted common stock ..................................................               3,709                 --
     Change in unrealized gains (losses) on securities and
        mortgage-backed securities available for sale ...............................               3,751                4,577

          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND PRINCIPLES OF CONSOLIDATION
      Bank United Corp. (the "Parent Company") owns 100% of the outstanding common stock of Bank United (the "Bank") subject to a potential minority interest represented by certain warrants. See Note 3. In June 1996, the Parent Company changed its name from USAT Holdings Inc. to Bank United Corp. and the Bank changed its name from Bank United of Texas to Bank United. The accompanying unaudited consolidated financial statements include the accounts of the Parent Company, the Bank, and the Bank's wholly-owned subsidiaries (collectively known as the "Company"). To date, the results of operations of the Bank's subsidiaries have not been significant to the consolidated results of operations. All significant intercompany accounts have been eliminated in consolidation. The Parent Company has no significant assets other than the equity interest in the Bank and substantially all of the Company's consolidated revenues are derived from the operations of the Bank.

      Prior to June 1996, the Company was a subsidiary of Hyperion Holdings Inc., a Delaware corporation ("Hyperion Holdings"), which was a subsidiary of Hyperion Partners L.P., a Delaware limited partnership ("Hyperion Partners"). In June 1996, the following actions were taken (collectively, the "Restructuring"):
(i) Hyperion Holdings exchanged shares of a newly created class of its nonvoting common stock for certain shares of its voting common stock held by Hyperion Partners; (ii) Hyperion Partners then distributed the Hyperion Holdings common stock owned by it to its limited and general partners in accordance with the terms of the limited partnership agreement of Hyperion Partners (the "Distribution") and; (iii) following the Distribution, Hyperion Holdings was merged with and into the Company (the "Merger"). As a result of the Merger, the common stockholders of Hyperion Holdings (i.e. the limited and general partners of Hyperion Partners) received shares of Class A voting and Class B nonvoting common stock of the Company. As of the date of the Merger, Hyperion Holdings had no significant assets, liabilities or business other than its investment in the Company. The Merger was accounted for in a manner similar to a pooling of interests. Due to the immaterial nature of the assets, liabilities and operations of Hyperion Holdings prior to the Merger, prior period results were not restated.

       Prior to the Merger, the Company had outstanding 13,238 shares of Class A voting and 2,797 shares of Class C nonvoting common stock. Subsequent to the Restructuring, a 1,800 to one stock conversion, and the conversion of Class C and certain Class B shares to Class A shares, the Company had a total of 28,863,000 shares of common stock outstanding as follows: Class A Common Stock (voting) -- 381,925 shares, Class B common stock (nonvoting) - 28,481,075 shares, and no shares of Class C common stock which were cancelled.

2.    BASIS OF PRESENTATION
      The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements have been included. The results of operations for the nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period. The interim financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's Registration Statement on Form S-1 filed August 8, 1996.

      The Consolidated Financial Statements and the related Notes as of and for the three and nine month periods ended June 30, 1995 have been restated to reflect the effect of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65", effective October 1, 1994. Originated mortgage servicing rights ("MSRs") of $4.4 million were capitalized as of June 30, 1995, net income and stockholders' equity increased $2.7 million and earnings per share increased $0.09 for the nine months ended June 30, 1995 as a result of this restatement. Certain other amounts within the accompanying Consolidated Financial Statements and the related Notes as of September 30, 1995 and June 30, 1995 have been reclassified for comparative purposes to conform to the current presentation. Such reclassifications had no effect on previously presented net income or retained earnings.

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    MINORITY INTEREST AND WARRANTS
      In fiscal 1995, the Bank publicly issued 4,000,000 shares, $25 liquidation preference per share, of 9.60% noncumulative preferred stock (the "Preferred Stock, Series B") (par value $0.01). In fiscal 1993, the Bank publicly issued 3,420,000 shares, $25 liquidation preference per share, of 10.12% noncumulative preferred stock (the "Preferred Stock, Series A") (par value $0.01). These shares are not owned by the Parent Company and accordingly are reflected as minority interest in the accompanying Consolidated Financial Statements.

      Warrants outstanding represent the right to purchase 158,823 shares of the Bank's common stock for an exercise price of $0.01 per share. The Bank agreed to make payments in lieu of dividends to the holder of the warrants upon payment of dividends on the Bank's common stock from December 28, 1993 through December 30, 1998 or until their redemption. Payments in lieu of dividends paid to the warrant holder for the nine months ended June 30, 1996 and 1995 totalled $6.4 million and $377,000.

      In August 1996, the Federal Deposit Insurance Corporation ("FDIC") surrendered a portion of the outstanding Bank common stock warrants for a cash payment of $6.1 million, exercised the remainder of the warrants and immediately exchanged all shares of Bank common stock received upon exercise of the warrants for 1,503,560 shares of common stock of the Company. The FDIC sold all of these shares in the offering. See Note 10 for a discussion of subsequent events.

4.    EARNINGS PER COMMON SHARE
      Earnings per common share is calculated by dividing net income applicable to common stock and common stock equivalents by the weighted average number of shares of common stock and common stock equivalents. The dilutive effect of the outstanding Bank warrants has been considered in computing earnings per common share. Average shares and per share results have been restated to reflect an 1,800 to one stock conversion effective June 1996.

      The table below presents information necessary for the computation of earnings per common share, on both a primary and fully diluted basis (in thousands, except earnings per common share).

                                                       FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                          ENDED JUNE 30,          ENDED JUNE 30,
                                                       --------------------    ---------------------
                                                         1996         1995        1996         1995
                                                       --------    --------    ---------    --------
Net income .........................................   $ 99,110    $  9,540    $ 125,869    $ 33,199
Less: Bank's net income attributable to common stock
        equivalents on warrants ....................     (4,967)       (689)      (6,758)     (2,311)
                                                       --------    --------    ---------    --------
Net income applicable to common shares and common
        stock equivalents ..........................   $ 94,143    $  8,851    $ 119,111    $ 30,888
                                                       ========    ========    =========    ========
Average number of common shares outstanding ........     28,863      28,863       28,863      28,863
                                                       ========    ========    =========    ========
EARNINGS PER COMMON SHARE ..........................   $   3.26    $   0.31   $    4.13     $    1.07
                                                       ========    ========    =========    ========

5.    IMPAIRED LOANS
      The Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an amendment of SFAS No. 114", effective October 1, 1995. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of small-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at lower of cost or fair value, leases, and debt securities. Specifically, these statements apply to the Company's single family residential construction, multi-family, commercial real estate, business credit, and mortgage banker finance line of credit loan categories. These statements apply to all loans that are restructured in a troubled debt restructuring involving a modification of terms. Loans within the scope of these statements are considered impaired when, based on current information and events, it is probable that all principal and interest amounts due will not be collected in accordance with the contractual terms of the loans.

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The adoption of SFAS No. 114 did not result in additional provisions for credit losses. SFAS No. 114 requires that impaired loans that are within the scope of this statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Any excess of the Bank's recorded investment in the loan (unpaid principal balance, adjusted for unamortized premium or discount and net deferred loan origination fees or costs) over the measured value of the loan is provided for in the allowance for credit losses.

       At June 30, 1996, the recorded investment in impaired loans totalled $3.9 million and the average outstanding balance for the nine months ended June 30, 1996 was $4.5 million. No allowance for credit losses was required on these loans because the measured values of the loans exceeded the recorded investment in the loans. Interest income of approximately $312,000 was recognized on impaired loans during the nine months ended June 30, 1996, of which approximately $274,000 was collected in cash.

6.    MANAGEMENT COMPENSATION PROGRAM
      In June 1996, the Company Board approved a management compensation program containing the following provisions: (i) a cash bonus of $4.0 million; (ii) the award of 318,342 shares of Company Class B common stock with restrictions on its transferability for a period of three years from its issuance ("Restricted Stock"), and (iii) the issuance of 1,154,520 options for purchase of an equivalent number of shares of Company common stock; such options vest ratably over three years from the date of grant. The options' exercise price was set at an amount not less than the fair market value at the date of the grant and will expire if not exercised within ten years of the date of the grant.

      Compensation expense totalling $7.8 million, $4.8 million net of tax, was recognized in the quarter ended June 30, 1996 for the cash bonus and the Restricted Stock award. Compensation expense was not recognized for the stock options, as the options have an exercise price approximating the fair value of the Company's common stock.

7.    MORTGAGE BANKING RESTRUCTURING CHARGE
      In June 1996, a restructuring charge of $10.7 million, before tax, related to the restructuring of the origination business of the mortgage banking segment was recorded. This restructuring includes the closure or consolidation of certain production offices and regional operations centers, and the related reductions in workforce. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discussion of Results of Operations -- Non-Interest Expense".

8.    INCOME TAX BENEFIT
      In June 1996, the Parent Company's Certificate of Incorporation and By-Laws were restated with the intent to preserve certain beneficial tax attributes limiting the disposition of certain common stock and other interests in the Parent Company by certain of its stockholders. The preservation of certain tax attributes allowed the recognition of tax benefits in June 1996 for the expected utilization of net operating loss carryforwards ("NOLs"). These tax benefits were not recognized in prior periods due to limitations on the utilization of NOLs due to the likelihood of an ownership change at that time. In June 1996, the Parent Company and the Bank entered into a tax sharing agreement. This agreement resulted in the recognition of a tax benefit for the expected utilization of the Parent Company's NOLs by the Bank. As a result of the tax sharing agreement and the restatement of the Parent Company's Certificate of Incorporation and By-laws, a total tax benefit of $101.7 million was recognized as a reduction of income tax expense and an increase in the net deferred tax asset, in accordance with SFAS No. 109, "Accounting for Income Taxes".

9.  RECENTLY ISSUED ACCOUNTING STANDARDS
      In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages adoption of that method for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method currently being followed and make pro forma disclosures of net income and earnings per share under the fair value based method of accounting. This statement is effective for financial statements with fiscal years beginning after December 15, 1995, with earlier application encouraged. Management is currently evaluating the proposed alternatives under this statement.

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. This statement requires that, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Implementation of this pronouncement should have no material adverse effect on the Consolidated Financial Statements.

10.   SUBSEQUENT EVENTS
      In August 1996, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") and 12,075,000 shares of the Company's Class A common stock (par value $0.01) were sold to the public (the "Offering"). The Company sold 910,694 shares and certain shareholders ("selling shareholders") sold 11,164,306 shares. The net proceeds to the Company, proceeds to the selling shareholders who sold their stock, and the underwriting discount were $14.2 million, $210.4 million and $13.9 million, respectively.

      In August 1996, the Company filed a registration statement with the SEC and consummated an exchange offer (the "Exchange Offer") for its outstanding Senior Notes due May 15, 1998 (the "Senior Notes"). The Exchange Offer satisfied the condition of the Senior Note Indenture pursuant to which the interest rate on the Senior Notes reverted from 9.05% to 8.05% PER ANNUM commencing with and including the date on which the Exchange Offer was consummated.

                         INDEPENDENT ACCOUNTANTS' REPORT

                          To the Board of Directors of
                               Bank United Corp.:

We have reviewed the accompanying condensed consolidated statement of financial condition of Bank United Corp. (formerly USAT Holdings Inc.) and its subsidiary (collectively known as the "Company") as of June 30, 1996, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 1996 and 1995 and the related condensed consolidated statements of stockholders' equity and cash flows for the nine-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Bank United Corp. and its subsidiary as of September 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 31, 1995, except for Note 21, as to which the date is July 24, 1996, we expressed an unqualified opinion, including an explanatory paragraph regarding the Company's change in its method of accounting for mortgage servicing rights effective October 1, 1994 on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of September 30, 1995 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

DELOITTE & TOUCHE LLP
NEW YORK, NEW YORK
September 16, 1996

                                BANK UNITED CORP.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995

GENERAL
     Net income was $125.9 million for the nine months ended June 30, 1996, compared to $33.2 million for the nine months ended June 30, 1995. The increase was primarily due to the recognition of a $101.7 million tax benefit for the expected utilization of NOLs. No such benefits were recorded during the nine months ended June 30, 1995. Higher levels of interest-earning assets and an increase in the net interest rate spread also contributed to increased net income. Results for the current period also included a $6.6 million charge, net of tax, relating to the restructuring of the origination business of the mortgage banking segment and $4.8 million of compensation expense, net of tax, related to a management compensation program implemented in June 1996.

NET INTEREST INCOME
     Net interest income was $172.4 million for the nine months ended June 30, 1996, compared to $136.3 million for the nine months ended June 30, 1995, reflecting a $36.1 million, or 26% increase. The increase can be attributed to a $1.4 billion, or 15% increase in average interest-earning assets and a 21 basis point increase in the net interest rate spread.

     AVERAGE BALANCE SHEET, INTEREST INCOME/EXPENSE, AND AVERAGE YIELD/RATE

                                                                        FOR THE NINE MONTHS ENDED JUNE 30,
                                                               1996                                                    1995
                                       ---------------------------------------------------      ---------------------------
                                                            AVERAGE                 YIELD/          AVERAGE                 YIELD/
                                                           BALANCE     INTEREST     RATE (3)        BALANCE    INTEREST    RATE (3)
                                                          ---------    --------    ---------      ---------    --------    --------
                                                                                                       (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
   Short-term interest-earning assets ...................   $   621,604   $ 27,576      5.83%   $  478,239   $ 22,867      6.31%
   Trading account assets ...............................         1,150         51      5.91         1,071         45      5.60
   Securities (1) .......................................        78,354      2,943      5.02       116,980      4,417      5.05
   Mortgage-backed securities (1) .......................     2,064,035    100,913      6.52     2,676,101    130,254      6.49
   Loans (2) ............................................     7,994,274    478,846      7.99     6,146,147    357,234      7.75
   FHLB stock ...........................................       220,452     10,090      6.11       166,265      7,634      6.14
                                                            -----------   --------   --------    ---------   --------    --------
        Total interest-earning assets ...................    10,979,869    620,419      7.53     9,584,803    522,451      7.26
                                                                          --------   --------                --------    --------
Non-interest-earning assets .............................       383,785                            328,713
                                                            -----------                          ---------
        TOTAL ASSETS ....................................   $11,363,654                         $9,913,516
                                                            ===========                         ==========

INTEREST-BEARING LIABILITIES
   Deposits .............................................   $ 5,047,794    204,138      5.40    $4,926,279    191,755      5.20
   FHLB advances ........................................     4,219,633    193,726      6.03     3,283,244    152,792      6.14
   Securities sold under agreements to
    repurchase and federal funds purchased ..............       973,039     42,357      5.72       754,000     33,829      5.92
   Senior Notes .........................................       115,000      7,805      9.05       115,000      7,804      9.05
                                                            -----------   --------   --------    ---------   --------    --------
        Total interest-bearing liabilities ..............    10,355,466    448,026      5.71     9,078,523    386,180      5.66
                                                                          --------   --------                --------    --------
Non-interest-bearing liabilities and stockholders' equity     1,008,188                            834,993
                                                            -----------                          ---------
        TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY ...........................   $11,363,654                         $9,913,516
                                                            ===========                         ===========

Net interest income/interest rate spread ................                 $172,393      1.82%                $136,271      1.61%
                                                                          =========     =====                ========      =====

Net yield on interest-earning assets ....................                               2.09%                              1.91%
                                                                                        =====                              =====

Ratio of average interest-earning assets to
   average interest-bearing liabilities .................          1.06                               1.06
                                                                   ====                               ====

(1) For purposes of computing yields, the effects of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", have been excluded from the average balances.

(2)   Includes nonaccrual loans.

(3)   Annualized.

                                BANK UNITED CORP.

      The increase in average interest-earning assets during the nine months ended June 30, 1996 can be principally attributed to two single family loan purchases, approximating $1.9 billion, during the second half of fiscal 1995. These purchases were funded primarily with Federal Home Loan Bank ("FHLB") advances and securities sold under agreements to repurchase ("reverse repurchase agreements").

      During the nine months ended June 30, 1996, the yield on interest-earning assets increased 27 basis points and the cost of funds increased 5 basis points, resulting in a 21 basis point increase in the net interest rate spread. Periodic caps on adjustable-rate loans and mortgage-backed securities had limited the increase in interest income relative to the cost of deposits and borrowings, as average market interest rates increased during fiscal 1995. The net interest rate spread for the nine months ended June 30, 1996 reflects an improvement over the nine months ended June 30, 1995 due to a lessening of the impact of caps. The net interest rate spread was also positively impacted during the nine months ended June 30, 1996 due to higher yields earned on loans purchased in the later part of fiscal 1995.

PROVISION FOR CREDIT LOSSES
      The provision for credit losses decreased $4.5 million to $10.2 million for the nine months ended June 30, 1996. Decreased loan purchases resulted in decreased single family loan provisions for the nine months ended June 30, 1996. Partially offsetting this decrease was an increase in the consumer loan provision reflecting loss experience on the unsecured consumer line of credit portfolio and increased net charge-offs for the nine months ended June 30, 1996.

                                                        ALLOWANCE FOR CREDIT LOSSES

                                                                                             COMMERCIAL        MORTGAGE
                                                        SINGLE FAMILY                       REAL ESTATE         BANKER
                                            SINGLE       RESIDENTIAL              MULTI-         AND            FINANCE
                                           FAMILY (1)   CONSTRUCTION  CONSUMER    FAMILY   BUSINESS CREDIT   LINE OF CREDIT  TOTAL
                                           ---------   -------------  --------    ------   ---------------   --------------  -----
                                                                                    (IN THOUSANDS)
Balance at September 30, 1994............    $15,981      $399        $1,822       $2,456        $2,112          $ 684     $23,454
    Provision............................     12,346       (59)        2,485          354           (61)          (435)     14,630
    Net charge-offs......................     (2,451)       -         (1,748)           2           -              -        (4,197)
                                            --------      ----       -------       ------        ------         ------    --------
Balance at June 30, 1995.................    $25,876      $340        $2,559       $2,812        $2,051          $ 249     $33,887
                                             =======      ====        ======       ======        ======          =====     =======

Balance at September 30, 1995............    $29,632      $361        $3,247       $3,054        $   97          $ 410     $36,801
    Provision............................     4,117        223         5,400          258           155              2      10,155
    Net charge-offs......................    (5,418)        -         (4,482)          -             -              -       (9,900)
                                           --------       ----       -------       ------        ------          -----    --------
Balance at June 30, 1996.................   $28,331       $584        $4,165       $3,312        $  252          $ 412     $37,056
                                            =======       ====        ======       ======        ======          =====     =======

(1)  Includes single family and single family mortgage warehouse loans.

                                BANK UNITED CORP.

                              NONPERFORMING ASSETS
                                             JUNE 30,     SEPTEMBER 30,
                                               1996          1995
                                            ----------    ---------
                                                 (IN THOUSANDS)
Nonaccrual loans
    Single family ........................   $  86,079    $  83,954
    Single family residential construction          35          505
    Consumer .............................         819          563
    Multi-family .........................          50          213
    Commercial real estate ...............         276         --
                                             ---------    ---------
                                                87,259       85,235
                                             ---------    ---------
(Discounts)/Premiums
    Accretable ...........................        (448)        (560)
    Non-accretable .......................      (4,852)      (9,167)
                                             ---------    ---------
                                                (5,300)      (9,727)
                                             ---------    ---------
        Net nonaccrual loans .............      81,959       75,508
REO, primarily single family properties ..      31,030       24,904
                                             ---------    ---------
        Total nonperforming assets .......   $ 112,989    $ 100,412
                                             =========    =========

                          SELECTED ASSET QUALITY RATIOS

                                                              AT OR FOR                 AT OR FOR
                                                           THE NINE MONTHS             THE YEAR ENDED
                                                         ENDED JUNE 30, 1996         SEPTEMBER 30, 1995
                                                         -------------------         ------------------
Allowance for credit losses to net nonaccrual loans......        45.21%                     48.74%
Allowance for credit losses to total loans...............        0.49                       0.44
Nonperforming assets to total assets.....................        1.03                       0.84
Nonaccrual loans to total loans..........................        1.07                       0.91
Nonperforming assets to total loans and REO..............        1.47                       1.21
Net loan charge-offs to average loans (1)
    Total................................................        0.17                       0.16
    Single family........................................        0.11                       0.08

(1)  Annualized for the interim period.

GAINS FROM SALES OF SINGLE FAMILY SERVICING RIGHTS AND SINGLE FAMILY WAREHOUSE LOANS

                                         FOR THE NINE MONTHS ENDED JUNE 30,
                                              1996          1995
                                            ------------  --------
                                               (IN THOUSANDS)
GAINS
Sales of single family servicing rights.... $      -       $   32,142
Sales of single family warehouse loans.....     29,581         16,339
                                            ----------     ----------
       Total                                $   29,581     $   48,481
                                            ==========     ==========
PRINCIPAL SOLD
Single family servicing rights............. $  955,678      $2,720,326
Single family warehouse loans..............  2,333,319       1,297,811

       The table above reflects the volume of single family servicing rights and single family warehouse loans sold and the related gains for the nine months ended June 30, 1996 and 1995. The 1995 period includes substantial gains on sales of servicing rights originated in prior years.

                                BANK UNITED CORP.

NON-INTEREST EXPENSE
       Non-interest expense was $168.0 million for the nine months ended June 30, 1996 and $142.1 million for the nine months ended June 30, 1995 or 1.97% and 1.91% of average total assets for those same periods.

       Compensation and benefits is the largest component of non-interest expense, representing $66.9 million or 40% of total non-interest expense for the nine months ended June 30, 1996 and $63.1 million or 44% for the nine months ended June 30, 1995. The increase can primarily be attributed to $7.8 million, before tax, of compensation expense related to the adoption in June 1996, of a management compensation program that provides, among other things, for a cash bonus and the award of Company common stock.

       Non-interest expense for the nine months ended June 30, 1996 included a restructuring charge of $10.7 million, before tax. The restructuring of the origination business of the mortgage banking segment includes closing or consolidating production offices and several regional operations centers and related reductions in workforce. The restructuring charge includes estimated costs for severance and other benefits of $800 thousand, asset write-downs of $5.3 million, lease termination costs of $3.4 million, and other costs of $1.2 million. The non-cash write-off of $5.3 million reflects $3.5 million of goodwill and $1.8 million of fixed assets and leasehold improvements written off in connection with the closed production offices. At June 30, 1996, the unpaid liability relating to the restructuring charge was $5.4 million and is expected to be paid in full during fiscal 1999.

       Other non-interest expense included $4.3 million of losses and $7.4 million of gains on sales of real estate owned ("REO") properties for the nine months ended June 30, 1996 and 1995, respectively.

INCOME TAX (BENEFIT) EXPENSE
       The provision for income taxes is comprised of current federal income taxes, deferred federal income taxes, state income taxes, and payments due in lieu of taxes. The provision was a net benefit of $73.6 million for the nine months ended June 30, 1996 compared to an expense of $29.2 million for the nine months ended June 30, 1995. In June 1996, the Parent Company's Certificate of Incorporation and By-Laws were restated with the intent to preserve certain beneficial tax attributes limiting the disposition of certain common stock and other interests in the Parent Company by certain of its stockholders. The preservation of certain tax attributes allowed the recognition of tax benefits in June 1996 for the expected utilization of NOLs. These tax benefits were not recognized in prior periods due to limitations on the utilization of NOLs due to the likelihood of an ownership change at that time. In June 1996, the Parent Company and the Bank entered into a tax sharing agreement. This agreement resulted in the recognition of a tax benefit for the expected utilization of the Parent Company's NOLs by the Bank. As a result of the tax sharing agreement and the restatement of the Parent Company's Certificate of Incorporation and By-laws, a total tax benefit of $101.7 million was recognized as a reduction of income tax expense and an increase in the net deferred tax asset, in accordance with SFAS No. 109.

MINORITY INTEREST
       Preferred stock dividends paid by the Bank increased to $13.7 million for the nine months ended June 30, 1996 from $6.5 million for the nine months ended June 30, 1995, due to the Bank's issuance of its Preferred Stock, Series B during the fourth quarter of fiscal 1995. These shares are not owned by the Parent Company and accordingly are reflected as minority interest in the accompanying Consolidated Financial Statements.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1995 TO JUNE 30,
1996

GENERAL
       Total assets decreased $960.3 million or 8% during the nine months ended June 30, 1996 to $11.0 billion. The majority of this decrease occurred in the loan and mortgage-backed security portfolios, primarily as a result of sales and principal repayments. In connection with the decrease in total assets, FHLB advances and reverse repurchase agreements also decreased.

                                BANK UNITED CORP.

                 PURCHASE AND SALE OF MORTGAGE-BACKED SECURITIES

                                                                                 FOR THE NINE MONTHS ENDED JUNE 30,
                                                                                     1996                   1995
                                                                                 ------------           --------
                                                                                          (IN THOUSANDS)
Beginning balance, September 30.....................................             $2,398,263              $2,828,903
    Purchases.......................................................                  3,841                  38,515
    Net change in unrealized gains (losses), before tax.............                  5,521                   5,255
    Sales...........................................................               (292,990)                (77,610)
    Repayments......................................................               (376,545)               (273,986)
    Other...........................................................                 (5,319)                  4,575
                                                                                -----------             -----------
Ending balance, June 30.............................................             $1,732,771              $2,525,652
                                                                                 ==========              ==========

                    ORIGINATION, PURCHASE, AND SALE OF LOANS

                                                                              FOR THE NINE MONTHS ENDED JUNE 30,
                                                                                   1996              1995
                                                                                ------------       -------
                                                                                      (IN THOUSANDS)
Beginning balance, September 30................................................. $8,260,240        $5,046,174
    Originations
        Single family (1).......................................................  2,846,514         2,290,364
        Single family residential construction..................................    386,459           167,349
        Consumer................................................................     94,352            69,571
        Multi-family, commercial real estate, and business credit...............    241,638           232,271
    Purchases
        Single family...........................................................    165,948         2,114,296
        Consumer................................................................        -                  68
        Multi-family, commercial real estate, and business credit...............     21,783            56,093
    Net change in mortgage banker finance line of credit........................     38,733           (10,184)
    Repayments.................................................................. (1,786,125)         (733,912)
    Securitized loans sold or transferred (2)................................... (2,072,308)       (1,147,012)
    Sales.......................................................................   (559,533)         (178,933)
    Foreclosures................................................................    (55,105)          (35,738)
    Other.......................................................................     14,810            29,060
    ----------                                                                   -----------        ----------
Ending balance, June 30......................................................... $7,597,406        $7,899,467
                                                                                 ==========        ==========

(1) Includes $649.9 million and $890.6 million of loans originated for the Company's portfolio. (2) Represents loans securitized by the mortgage banking segment and sold to third parties.

                                BANK UNITED CORP.

                                 LOAN PORTFOLIO

                                                      JUNE 30,           SEPTEMBER 30,
                                                        1996                  1995
                                                    -------------        -------------
                                                               (IN THOUSANDS)
HELD TO MATURITY
    Single family................................    $6,250,200          $7,000,303
    Single family residential construction.......       224,545             114,421
    Consumer.....................................       163,815             117,498
    Multi-family residential.....................       313,386             351,162
    Multi-family construction....................        42,847              34,674
    Commercial real estate.......................        40,244              30,293
    Business credit..............................        20,872               6,457
    Mortgage banker finance line of credit.......       147,601             108,868
                                                     ----------          ----------
         Held to maturity........................     7,203,510           7,763,676
                                                     ----------          ----------
HELD FOR SALE
    Single family mortgage warehouse.............       312,802             406,563
    Multi-family residential.....................        74,824              89,176
    Business credit..............................         6,270                 825
                                                     ----------          ----------
         Held for sale...........................       393,896             496,564
                                                     ----------          ----------
         TOTAL LOANS.............................    $7,597,406          $8,260,240
                                                     ==========          ==========

    Securities purchased under agreements to resell ("repurchase agreements") and federal funds sold increased $385.1 million, to $856.2 million at June 30, 1996 as compared to $471.1 million at September 30, 1995. The increase primarily reflected the Company's ability to borrow funds and invest those funds at a positive spread on a short-term basis.

       During the nine months ended June 30, 1996, the Company sold $78.4 million in U.S. Treasury securities. Additionally, during the nine months ended June 30, 1996, the Bank sold $293.0 million in mortgage-backed securities for a gain of $2.7 million compared to $77.6 million in sales for a gain of $16,000 during the nine months ended June 30, 1995.

       In November 1995, the FASB issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." This implementation guide provided the Bank the opportunity to reassess the appropriateness of the classifications of its securities. It further stated that reclassifications of securities from the held to maturity category resulting from this one-time reassessment would not call into question the intent to hold other securities to maturity in the future. During the first quarter of fiscal 1996, the Company reassessed its securities portfolios and reclassified $1.2 billion in mortgage-backed securities from the held to maturity portfolio to the available for sale portfolio. An unrealized gain of $4.2 million before tax, or $2.6 million after tax, was recorded in stockholders' equity as a result of this transfer.

       Loans decreased $662.8 million during the nine months ended June 30, 1996 primarily due to sales and repayments. During the nine months ended June 30, 1996, the Company sold $98.1 million of single family loans held by the banking operations segment for a gain of $383,000 and $168.6 million of multi-family loans for a gain of $2.7 million.

       Average market interest rates for the nine months ended June 30, 1996 were lower compared to the nine months ended June 30, 1995. Lower market interest rates resulted in increased principal repayments and higher levels of originations as borrowers refinanced their mortgages at lower rates of interest. Refinancings approximated $1.0 billion and $355.4 million or 35% and 14% of total single family mortgage loan originations during the nine months ended June 30, 1996 and 1995. The decrease in interest rates also resulted in an increase in the mortgage banker finance line of credit portfolio. The increase in commitments to fund multi-family loans, as well as the increase in residential construction loan originations during the nine months ended June 30, 1996 as compared to the nine months ended June 30, 1995, reflects the geographic expansion of these products.

                                BANK UNITED CORP.

       Single family loan purchases decreased to $165.9 million during the nine months ended June 30, 1996 from $2.1 billion during the nine months ended June 30, 1995, due to lower availability of products at attractive yields.

       Mortgage servicing rights increased $41.8 million to $116.9 million at June 30, 1996, from $75.1 million at September 30, 1995. During the nine months ended June 30, 1996, the Company purchased or entered into contracts to purchase servicing rights associated with $1.2 billion in single family loans at a premium of $20.9 million.

       Deposits decreased $128.6 million primarily due to maturities of wholesale certificates of deposit that were not renewed.

       In the aggregate, FHLB advances, reverse repurchase agreements, and federal funds purchased decreased $787.2 million to $4.8 billion at June 30, 1996 from $5.6 billion at September 30, 1995, reflecting a reduction in the Company's asset base.

LIQUIDITY
       The Bank is required by the OTS to maintain average daily balances of liquid assets and short-term liquid assets in amounts equal to 5% and 1%, respectively, of net withdrawable deposits and borrowings payable on demand or with unexpired maturities of one year or less. The Bank's average daily liquidity ratio for June 1996 was 5.98% and the average short-term liquidity ratio for June 1996 was 3.70%.

       The primary sources of funds consist of deposits, advances from the FHLB, reverse repurchase agreements, and principal repayments on loans and mortgage-backed securities. Funding resources are principally used to meet ongoing commitments to fund deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and maintain liquidity. Management believes that the Bank has adequate resources to fund all of its commitments.

       As a holding company without significant assets other than its equity interest in the Bank, the Parent Company's ability to pay interest and principal on the Senior Notes, pay common stock dividends, and to fund its operations depends upon cash dividends it receives from the Bank. The Bank's ability to pay dividends to the Parent Company is, in turn, dependent upon its ability to generate earnings and is subject to a number of regulatory and other restrictions.

       The Bank's capital ratios at September 30, 1995 and June 30, 1996, and the applicable regulatory capital requirements are as follows:
                          JUNE 30, 1996  SEPTEMBER 30, 1995  REQUIREMENT
Tangible capital .......       6.15%            6.20%           1.50%
Core capital ...........       6.23             6.29            3.00
Total risk-based capital      12.53            13.45            8.00

       The ability of the Bank to pay dividends is subject to regulation by the OTS. At June 30, 1996, the Bank had $164.5 million of available capacity for the payment of dividends under these requirements. The ability of the Bank to pay dividends is also subject to covenants provided in the indenture agreement for the Parent Company's Senior Notes. Under the Senior Note indenture, aggregate dividends paid by the Bank on its preferred stock (series A and series B), and certain other payments or investments are limited to the sum of (i) 50% of the Parent Company's consolidated net income (or, if negative, 100% of such deficit) after March 31, 1993, subject to certain exclusions, (ii) the proceeds from any issuance of capital stock by the Parent Company after March 31, 1993, and (iii) $12 million. At July 1, 1996, $73.5 million was available for payment of dividends under this restriction.

       On May 6, 1996, the Bank paid a dividend on the Bank's common stock in the amount of $100 million, to enable its Parent Company to make a distribution in this amount to its stockholders, and a related contractually required payment in lieu of dividends on the Bank's warrants in the amount of $5.9 million. The Bank maintained its status as a "well-capitalized" institution after these payments, the highest of the categories under applicable regulatory definitions.

                                BANK UNITED CORP.

CONTINGENCIES AND UNCERTAINTIES
         The United States Congress continues to consider measures aimed at fully recapitalizing the Savings Association Insurance Fund ("SAIF"), which include a one-time insurance assessment on deposits that could result in an amount payable by the Bank, net of tax, of as much as $23.7 million to $28.5 million. Management believes that the Bank will be able to maintain its status as a "well-capitalized" institution after payment of any such assessment. At this time no assurance can be given whether any such measures will become law.

FORWARD-LOOKING INFORMATION
     Statements and financial discussion and analysis by management contained herein that are not historical facts are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements involve a number of risks and uncertainties. The important factors that could cause actual results to differ materially from the forward looking statements include, without limitation, changes in interests rates and economic conditions; the shift in the Company's emphasis from residential mortgage lending to community and commercial banking activities; the restructuring of the Company's mortgage banking business; increased competition for deposits and loans; changes in the availability of funds; changes in local economic and business conditions; changes in availability of residential mortgage loans originated by other financial institutions or the Company's ability to purchase such loans on favorable terms; transactions in the Company's common stock that might result in an ownership change triggering an annual limitation on the use of the Company's net operating loss carryforwards under Section 382 of the Internal Revenue Code of 1986, as amended; changes in the ability of Bank United to pay dividends on its common stock; changes in applicable statutes and government regulations or their interpretation; the continuation of the significant disparity in the deposit insurance premiums paid by thrift institutions and commercial banks; changes in government programs that facilitate the issuance of mortgaged backed securities or the Company's continued eligibility to participate in such programs; the loss of senior management or operating personnel; claims with respect to representations and warranties made by the Company to purchasers and insurers of mortgage loans and to purchasers of mortgage servicing rights; claims of noncompliance by the Company with statutory and regulatory requirements; and changes in the status of litigation to which the Company is a party. For further information regarding these factors, see "Risk Factors" in the prospectus dated August 8, 1996, relating to the initial public offering of the Company's common stock filed with the Securities and Exchange Commission (File No. 333-06229).

DISCUSSION OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

GENERAL
       Net income was $99.1 million for the three months ended June 30, 1996, compared to $9.5 million for the three months ended June 30, 1995. The increase was primarily due to the recognition of a $101.7 million tax benefit for the expected utilization of NOLs. No such benefits were recorded during the three months ended June 30, 1995. Higher levels of interest-earning assets and an increase in the net interest rate spread also contributed to increased net income. Results for the current period also included a $6.6 million charge, net of tax, relating to the restructuring of the origination business of the mortgage banking segment and $4.8 million of compensation expense, net of tax, related to a management compensation program implemented in June 1996.

NET INTEREST INCOME
       Net interest income was $60.5 million for the three months ended June 30, 1996, as compared to $48.6 million for the three months ended June 30, 1995, reflecting an $11.9 million, or 24% increase. The increase can be attributed to a $306.8 million, or 3% increase in average interest-earning assets and a 39 basis point increase in the net interest rate spread.

                                BANK UNITED CORP.


     AVERAGE BALANCE SHEET, INTEREST INCOME/EXPENSE, AND AVERAGE YIELD/RATE

                                                                    FOR THE THREE MONTHS ENDED JUNE 30,
                                                                         1996                                     1995
                                                          ----------------------------------        -------------------------------
                                                           AVERAGE                  YIELD/          AVERAGE                YIELD/
                                                           BALANCE     INTEREST     RATE (3)        BALANCE    INTEREST    RATE (3)
                                                          ---------    --------    ---------      ---------    --------    --------
                                                                                                       (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
   Short-term interest-earning assets.................  $   713,441   $  10,216      5.66%      $   509,136    $   8,452      6.57%
   Trading account assets.............................        1,152          16     5.56              1,087           16      5.89
   Securities (1).....................................       65,677         831     5.09            116,792        1,467      5.04
   Mortgage-backed securities (1).....................    1,835,566      30,214     6.58          2,560,155       43,120      6.74
   Loans (2)..........................................    7,796,042     154,916     7.95          6,935,183      138,864      8.01
   FHLB stock.........................................      205,484       3,005     5.88            188,182        2,946      6.28
                                                        -----------   ---------     ----        -----------    ---------      -----
        Total interest-earning assets.................   10,617,362     199,198     7.50         10,310,535      194,865      7.56
                                                                       --------     ----                        --------      -----
Non-interest-earning assets...........................      392,610                                 364,818
                                                        -----------                             -----------
        TOTAL ASSETS..................................  $11,009,972                             $10,675,353
                                                        ===========                             ===========
INTEREST-BEARING LIABILITIES
   Deposits...........................................  $ 5,016,033      65,628      5.26        $5,069,683       69,251      5.48
   FHLB advances......................................    3,963,581      57,225      5.71         3,712,195       60,511      6.45
   Securities sold under agreements to repurchase
    and federal funds purchased.......................      954,679      13,284      5.50           911,097       13,856      6.02
   Senior Notes.......................................      115,000       2,600       9.05          115,000        2,602      9.05
                                                       ------------   ---------      -----      -----------     --------     -----
        Total interest-bearing liabilities............   10,049,293     138,737      5.49         9,807,975      146,220      5.94
                                                                       --------     -----                       --------     -----
Non-interest-bearing liabilities and stockholders' equity      960,679                              867,378
                                                          ------------                          -----------
        TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY......................... $ 11,009,972                             $10,675,353
                                                       ============                             ===========

Net interest income/interest rate spread..............                 $ 60,461      2.01%                      $ 48,645       1.62%
                                                                       ========      ====                       ========      =====

Net yield on interest-earning assets..................                               2.25%                                     1.91%
                                                                                     ====                                     =====

Ratio of average interest-earning assets to
   average interest-bearing liabilities...............        1.06                                     1.05
                                                              ====                                    =====

(1) For purposes of computing yields, the effects of SFAS No. 115 have been excluded from the average balances.

(2)   Includes nonaccrual loans.

(3)   Annualized.

      The increase in average interest-earning assets during the three months ended June 30, 1996 can be principally attributed to single family loan purchases during the second half of fiscal 1995. These purchases were funded primarily with FHLB advances and reverse repurchase agreements.

      During the three months ended June 30, 1996, the yield on interest-earning assets decreased 6 basis points, while the cost of funds decreased 45 basis points, resulting in a 39 basis point increase in the net interest rate spread. Periodic caps on adjustable-rate loans and mortgage-backed securities had limited the increase in interest income relative to the cost of deposits and borrowings, as average market interest rates increased during fiscal 1995. The net interest rate spread for the three months ended June 30, 1996 reflects an improvement over the three months ended June 30, 1995 due to a lessening of the impact of caps.

PROVISION FOR CREDIT LOSSES
      The provision for credit losses was $4.3 million and $10.5 million for both of the three month periods ended June 30, 1996 and 1995. Decreased loan purchases resulted in decreased single family loan provisions for the three months ended June 30, 1996. Partially offsetting this decrease was an increase in the consumer loan provision reflecting loss experience on the unsecured consumer line of credit portfolio and increased net charge-offs for the three months ended June 30, 1996.

                                BANK UNITED CORP.

                           ALLOWANCE FOR CREDIT LOSSES

                                                                        COMMERCIAL        MORTGAGE
                                     SINGLE FAMILY                       REAL ESTATE       BANKER
                             SINGLE    RESIDENTIAL           MULTI-         AND           FINANCE
                           FAMILY(1) CONSTRUCTION  CONSUMER  FAMILY  BUSINESS CREDIT  LINE OF CREDIT  TOTAL
                           --------- ------------  --------  ------  ---------------  --------------  -----
                                                            (IN THOUSANDS)
Balance at March 31, 1995   $ 16,789    $ 473      $ 2,455    $ 2,974      $ 2,112        $236     $ 25,039
    Provision ...........     10,122     (133)         694       (162)         (61)         13       10,473
    Net charge-offs .....     (1,035)    --           (590)      --           --           --        (1,625)
                            --------    -----      -------    -------      -------        ----     --------
Balance at June 30, 1995    $ 25,876    $ 340      $ 2,559    $ 2,812      $ 2,051        $249     $ 33,887
                            ========    =====      =======    =======      =======        ====     ========

Balance at March 31, 1996   $ 28,843    $ 483      $ 3,339    $ 3,229      $   183        $412     $ 36,489
    Provision ...........      1,682      101        2,370         83           69         --         4,305
    Net charge-offs .....     (2,194)    --         (1,544)      --           --           --        (3,738)
                            --------    -----      -------    -------      -------        ----     --------
Balance at June 30, 1996    $ 28,331    $ 584      $ 4,165    $ 3,312      $   252        $412     $ 37,056
                            ========    =====      =======    =======      =======        ====     ========

(1)  Includes single family and single family mortgage warehouse loans.

NON-INTEREST EXPENSE
    Non-interest expense was $68.7 million for the three months ended June 30, 1996 as compared to $40.5 million for the three months ended June 30, 1995 or 2.49% and 1.52% of average total assets for those same periods.

    Compensation and benefits is the largest component of non-interest expense, representing $27.0 million and $19.9 million of total non-interest expense for the three months ended June 30, 1996 and 1995. The increase can be attributed to $7.8 million, before tax, of compensation expense related to the adoption in June 1996 of a management compensation program.

    Also included in non-interest expense for the three months ended June 30, 1996 was a $10.7 million charge, before tax, relating to the restructuring of the origination business of the mortgage banking segment. Other non-interest expense included $2.0 million of losses and $8.4 million of gains on sales of REO properties for the three months ended June 30, 1996 and 1995, respectively.

INCOME TAX (BENEFIT) EXPENSE
    The provision for income taxes was a net benefit of $98.9 million for the three months ended June 30, 1996, compared to an expense of $9.1 million for the year ago period. During the three months ended June 30, 1996, a $101.7 million tax benefit for the expected utilization of NOLs was recognized. No such tax benefits were recorded during the three months ended June 30, 1995.

MINORITY INTEREST
    Preferred stock dividends paid by the Bank increased to $4.6 million for the quarter ended June 30, 1996 from $2.2 million for the quarter ended June 30, 1995, due to the Bank's issuance of its Preferred Stock, Series B during the fourth quarter of fiscal 1995. These shares are not owned by the Parent Company and accordingly are reflected as minority interest in the accompanying Consolidated Financial Statements.

                                BANK UNITED CORP.

                                 PARENT COMPANY
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                    JUNE 30,      SEPTEMBER 30,
                                                      1996           1995
                                                  ------------    -------------
ASSETS
Cash and cash equivalents........................   $       1      $       1
Securities purchased under agreements to resell..         614          2,121
Investment in Bank United........................     619,127        609,178
Intangible assets................................       1,830          2,563
Deferred tax asset...............................      18,312            -
Other assets.....................................       5,980          1,287
                                                    ---------      ---------
TOTAL ASSETS.....................................    $645,864       $615,150
                                                     ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Senior Notes.....................................    $115,000       $115,000
Other liabilities................................       1,432          4,047
Stockholders' equity.............................     529,432        496,103
                                                     --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......    $645,864       $615,150
                                                     ========       ========

                                 PARENT COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                             FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                ENDED JUNE 30,              ENDED JUNE 30,
                                             ---------------------    ---------------------
                                                1996        1995        1996         1995
                                             ---------    --------    ---------    --------
INCOME
Dividends from the Bank ..................   $ 105,201    $  1,200    $ 109,011    $  6,409
Short-term interest-earning assets .......          23          40           52          71
                                             ---------    --------    ---------    --------
      Total income .......................     105,224       1,240      109,063       6,480
                                             ---------    --------    ---------    --------

EXPENSE
Interest expense on Senior Notes .........       2,600       2,602        7,805       7,804
Other ....................................         265         199          829         803
                                             ---------    --------    ---------    --------
      Total expense ......................       2,865       2,801        8,634       8,607
                                             ---------    --------    ---------    --------

INCOME (LOSS) BEFORE UNDISTRIBUTED
      INCOME OF BANK AND INCOME TAXES ....     102,359      (1,561)     100,429      (2,127)
Equity in undistributed income of the Bank     (22,000)     11,138        6,198      34,813
                                             ---------    --------    ---------    --------

INCOME BEFORE INCOME TAXES ...............      80,359       9,577      106,627      32,686
Income tax (benefit) expense .............     (18,751)         37      (19,242)       (513)
                                             ---------    --------    ---------    --------
NET INCOME ...............................   $  99,110    $  9,540    $ 125,869    $ 33,199
                                             =========    ========    =========    ========

                                BANK UNITED CORP.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
     See "Legal Proceedings" in the Company's Registration Statement on Form S-1 filed August 8, 1996 (Exhibit 99 hereto).

     In connection with the Company's litigation against the United States of America in the Court of Federal Claims, the following has occurred. Following a number of status conferences beginning on July 30, 1996, Chief Judge Loren Smith of the United States Court of Federal Claims has transferred all WINSTAR-related cases to his own docket and entered an Omnibus Case Management Order governing proceedings in such cases, including the Company's case. Under the Omnibus Case Management Order, Chief Judge Smith serves as the "Managing Judge" for all WINSTAR-related cases and may assign other judges of the United States Court of Federal Claims to resolve pre-trial discovery disputes and common legal issues and to conduct trials. The Government and plaintiffs in WINSTAR-related cases are directed to exchange certain significant documents as early as October 2, at which time plaintiffs may move for partial summary judgments holding the Government liable on their WINSTAR-related claims. Trials on damages in two of the three WINSTAR cases that were decided by the United States Supreme Court in July 1996 are scheduled for early 1997. Damages trials in the remaining cases subject to the Omnibus Case Management Plan are scheduled to begin four months after completion of the first two damages trials. The Company's case is one of thirteen cases that "shall be accorded priority in the scheduling" of the damages trials under the Omnibus Case Management Order.

     The Company intends to move promptly for partial summary judgement on liability and to pursue an early trial on damages. Uncertainties remain concerning the administration of the Omnibus Case Management Order and the future course of the Company's lawsuit pursuant to the Order. Accordingly, the Company cannot predict the timing of any resolution of its claims. The Company is also unable to predict the outcome of its suit against the United States and the amount of judgment for damages, if any, that may be awarded.
Consequently, no assurances can be given as to the results of this suit.

ITEM 2.   CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS
       Not applicable.
ITEM 3.   DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES
       Not applicable.
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       Not applicable.
ITEM 5.   OTHER INFORMATION
       Not applicable.
ITEM 6A.  EXHIBITS
       Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described in such parenthetical reference.

EXHIBIT NO.                        IDENTIFICATION OF EXHIBIT
2.1 - Form of Letter Agreement, by and among the general and limited partners of Hyperion Partners, L.P., dated as of June 17, 1996, relating to certain transactions consummated prior to the Offering (Exhibit 2.1 to Form S-1 filed on June 18, 1996)

2.2 - Merger Agreement, dated as of June 17, 1996, by and between the Company and Hyperion Holdings relating to the Merger (Exhibit 2.2 to Form S-1 filed on August 7, 1996)

3.1 Form of restated Certificate of Incorporation of the Registrant, as amended (Exhibit 3.1 to Form S-1 filed on June 18, 1996)

3.2 - Form of Bylaws of the Registrant (Exhibit 3.2 to Form S-1 filed on June 18, 1996)

4.1 - Indenture, dated as of May 15, 1993, between the Registrant and Bank of New York, as Trustee, relating to the Registrant's 8.05% Senior Notes due May 15, 1998 (Exhibit 4.1 to Form S-1 filed on June 18, 1996)

4.2 Form of 8.05% Senior Notes due May 15, 1998 (Exhibit 4.2 to Form S-1 filed on June 18, 1996)

4.3 - Exchange and Registration Rights relating to 8.05% Senior Notes due May 15, 1998 (Exhibit 4.3 to Form S-1 filed on June 18, 1996)

                                BANK UNITED CORP.

EXHIBIT NO.      IDENTIFICATION OF EXHIBIT

4.4 - First Supplemental Indenture, dated as of January 23, 1995, between the Registrant and the Bank of New York, as Trustee, relating to 8.05% Senior Notes due May 15, 1998 (Exhibit 4.4 to Form S-1 filed on June 18, 1996)

4.5 - Form of Class A common stock certificate (Exhibit 4.5 to Form S-1 filed on July 25, 1996)

10.1 - Assistance Agreement dated December 30, 1988, among the Bank, the Registrant, Hyperion Holdings Inc., Hyperion Partners L.P., and the FSLIC (Exhibit 10.1 to Form S-1 filed on June 18, 1996)

10.1a - Settlement and Termination Agreement dated as of December 23, 1993, among the Bank, the Registrant, Hyperion Holdings Inc., Hyperion Partners L.P., and the FDIC (Exhibit 10.1a to Form S-1 filed on June 18, 1996)

10.1b Tax Benefits Agreement dated December 28, 1993, among the Bank, the
      Registrant, Hyperion Holdings Inc., Hyperion Partners L.P., and the FDIC (Exhibit 10.1b to Form S-1 filed on June 18, 1996)

10.2 - Acquisition Agreement dated December 30, 1988, between the Bank and the FSLIC (Exhibit 10.2 to Form S-1 filed on June 18, 1996)

10.3 - Warrant Agreement dated December 30, 1988, between the Bank and the FSLIC (Exhibit 10.3 to Form S-1 filed on June 18, 1996)

10.3a - Amended and Restated Warrant Agreement dated December 28, 1993, between the Bank and the FDIC (Exhibit 10.3a to Form S-1 filed on June 18, 1996)

10.4 - Regulatory Capital Maintenance Agreement, dated December 30, 1988 among the Bank, the Registrant, Hyperion Holdings, Hyperion Partners, and the FSLIC (terminated) (Exhibit 10.4 to Form S-1 filed on June 18, 1996)

10.5 -Federal Stock Charter of the Bank and First Amendment to charter approved on August 26, 1992 (Exhibit 10.5 to Form S-1 filed on June 18, 1996)

10.6 - Amended and Restated Federal Stock Charter of the Bank and Second Amendment approved on October 30, 1992 (Exhibit 10.6 to Form S-1 filed on June 18, 1996)

10.6a - Third Amendment to the Federal Stock Charter of the Bank approved on
      April 23, 1996 (Exhibit 10.6a to Form S-1 filed on June 18, 1996)

10.6b - Amended and Restated Bylaws of the Bank (Exhibit 10.6b to Form S-1 filed on June 18, 1996)

10.7 - Specimen Preferred Stock, Series A, certificate, $25.00 per share stated value, of the Bank (Exhibit 10.7 to Form S-1 filed on June 18, 1996)

10.7a - Certificate of Designation of Noncumulative Preferred Stock, Series A of the Bank (Exhibit 10.7a to Form S-1 filed on June 18, 1996)

10.7b - Specimen Preferred Stock, Series B, certificate, $25.00 per share stated value, of the Bank (Exhibit 10.7b to Form S-1 filed on June 18, 1996)

10.7c - Certificate of Designation of Noncumulative Preferred Stock, Series B of the Bank (Exhibit 10.7c to Form S-1 filed on June 18, 1996)

10.8 - Data Processing Agreement dated January 1, 1992, between the Bank and Systematics Financial Services, Inc., a First Amendment (dated October 28,
      1992), and Second Amendment (dated September 1, 1992) (Exhibit 10.8 to Form S-1 filed on June 18, 1996)

10.8a - Third Amendment to the Data Processing Agreement, dated January 1, 1992, between the Bank and Systematics Financial Services, Inc. (Exhibit 10.8a to Form S-1 filed on June 18, 1996)

10.8b - Fourth Amendment to the Data Processing Agreement, dated January 1,
      1992, between the Bank and Systematics Financial Services, Inc. (Exhibit 10.8b to Form S-1 filed on June 18, 1996)

10.8c - Fifth Amendment, dated April 1, 1994 to the Data Processing Agreement, dated January 1, 1992, between the Bank and Systematics Financial Services, Inc. (Exhibit 10.8c to Form S-1 filed on June 18, 1996)

10.8d -Sixth Amendment, dated February 26, 1996 to the Data Processing
      Agreement, dated January 1, 1992, between the Bank and Systematics Financial Services, Inc. (Exhibit 10.8d to Form S-1 filed on June 18,
      1996)

10.9 - Management and Consulting Services Agreement dated January 1, 1992, between the Bank and Systematics Financial Services Inc., First Amendment (dated March 18, 1992), and Second Amendment (dated September 1, 1992) (Exhibit 10.9 to Form S-1 filed on June 18, 1996)

                                BANK UNITED CORP.

EXHIBIT NO.      IDENTIFICATION OF EXHIBIT

10.10 - Lease Agreement dated April 1, 1989, between the Bank and Homart Development Co. (Leased premises at 3200 Southwest Freeway) and First Amendment thereto dated January 31, 1990 (Exhibit 10.10 to Form S-1 filed on June 18, 1996)

10.10a - Second Amendment dated November 14, 1994 to Lease Agreement dated April
      1, 1989, between the Bank and Homart Development Co. (assigned to HD Delaware Properties, Inc.) (Exhibit 10.10a to Form S-1 filed on June 18,
      1996)

10.10b - Third Amendment dated January 8, 1996 to Lease Agreement dated April 1,
      1989, between the Bank and Homart Development Co. (predecessor in interest of HMS Office, L.P.) (Exhibit 10.10b to Form S-1 filed on June 18, 1996)

10.11 - Lease Agreement dated November 20, 1990, between the Bank and Greenway Plaza, LTD. (Leased premises at 3800 Buffalo Speedway) (Exhibit 10.11 to Form S-1 filed on June 18, 1996)


10.12 - Employment Agreement dated March 18, 1991, between the Bank and Barry C. Burkholder (Exhibit 10.12 to Form S-1 filed on June 18, 1996)

10.12a - Amendment, dated April 10, 1996, to the Employment Agreement between the Bank and Barry C. Burkholder (Exhibit 10.12a to Form S-1 filed on June 18, 1996)

10.13 - Letter Agreement Related to Employment, dated April 4, 1990, between the Bank and Anthony J. Nocella (Exhibit 10.13 to Form S-1 filed on June 18,
      1996)

10.14 - Letter Agreement Related to Employment, dated June 18, 1990, between the Bank and George R. Bender (Exhibit 10.14 to Form S-1 filed on June 18,
      1996)

10.15 - Letter Agreement Related to Employment, dated April 6, 1990, between the Bank and Jonathon K. Heffron (Exhibit 10.15 to Form S-1 filed on June 18,
      1996)

10.16 - Letter Agreement Related to Employment, dated May 10, 1991, between the Bank and Leslie H. Green (Exhibit 10.16 to Form S-1 filed on June 18,
      1996)

10.17 - Management Incentive Plan dated April 20, 1992 (Exhibit 10.17 to Form S-1 filed on June 18, 1996)

10.18 - Letter Agreement, dated January 5, 1990, between Hyperion Partners and certain shareholders of the Registrant with respect to the provision of managerial assistance to the Registrant (Exhibit 10.18 to Form S-1 filed on June 18, 1996)

10.22 - Supplemental Executive Savings Plan of the Bank (Exhibit 10.22 to Form S-1 filed on June 18, 1996)

10.23 - Directors Supplemental Savings Plan of the Bank (Exhibit 10.23 to Form S-1 filed on June 18, 1996)

10.24 - Warrant Purchase and Exchange Agreement, dated July 23, 1996, by and among the Parent Company, the Bank and the Federal Deposit Insurance Corporation (Exhibit 10.24 to Form S-1 filed on July 25, 1996)

10.25 - Form of Tax Sharing Agreement dated as of May 1, 1996, by and between the Parent Company and the Bank (Exhibit 10.25 to Form S-1 filed on July 25, 1996)

10.26 - Form of The Registrant's 1996 Stock Incentive Plan (Exhibit 10.26 to Form S-1 filed on July 25, 1996)

10.27 - Form of The Registrant's Director Stock Plan (Exhibit 10.27 to Form S-1 filed on July 25, 1996)

10.28 - Form of Employment Agreement, dated August 1, 1996, between the Registrant and Barry C. Burkholder (Exhibit 10.28 to Form S-1 filed on July 25, 1996)

10.29 - Form of Employment Agreement, dated August 1, 1996, between the Registrant and Anthony J. Nocella (Exhibit 10.29 to Form S-1 filed on July 25, 1996)

10.30 - Form of Employment Agreement, dated August 1, 1996, between the Registrant and Jonathon K. Heffron (Exhibit 10.30 to Form S-1 filed on July 25, 1996)

10.31 - Form of Employment Agreement, dated August 1, 1996, between the Registrant and Ronald D. Coben (Exhibit 10.31 to Form S-1 filed on July 25, 1996)

10.32 - Form of Nontransferable Stock Agreement (Exhibit 10.32 to Form S-1 filed on July 25, 1996)

10.33 - Form of Stock Option Agreement (Exhibit 10.33 to Form S-1 filed on July 25, 1996)

10.34 - Form of Consulting Agreement (Exhibit 10.34 to Form S-1 filed on July 25, 1996)

10.35 - Form of Recovery Agreement (Exhibit 10.35 to Form S-1 filed on July 25,
      1996)

                                BANK UNITED CORP.

EXHIBIT NO.      IDENTIFICATION OF EXHIBIT

10.36 - Stock Purchase Agreement, dated January 15, 1993, between Hyperion Partners and Hyperion Holdings (Exhibit 10.36 to Form S-1 filed on July 25, 1996)

21 - Subsidiaries of the Registrant (Exhibit 21 to Form S-1 filed on August 7, 1996)

27*   - Financial Data Schedule

99* - Legal Proceedings Section (pp. 112-114) of the Registrant's Registration Statement on Form S-1 filed August 8, 1996.


    * Filed herewith.

ITEM 6B.  REPORTS ON FORM 8-K
The Company did not file a report on Form 8-K during the nine months ended June 30, 1996.

                                BANK UNITED CORP.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BANK UNITED CORP.
                                           (Registrant)



Date September 20, 1996 /s/ BARRY C. BURKHOLDER
                             Barry C. Burkholder
                             President
                             Chief Executive Officer
                             (Duly Authorized Officer)



Date September 20, 1996  /s/ ANTHONY J. NOCELLA
                             Anthony J. Nocella
                             Executive Vice President
                             Chief Financial Officer