Form 10-K
period 1996-09-30
BANK UNITED CORP
filed 1996-12-20
CIK 906420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended September 30, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________________ to __________________

                       Commission File Number: 0000906420

                               BANK UNITED CORP.
             (Exact name of registrant as specified in its charter)

              Delaware                                          13-3528556
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

 3200 Southwest Freeway, Suite 1600
           Houston, Texas
   (Address of principal executive                                77027
              offices)                                          (Zip Code)

       Registrant's telephone number, including area code: (713) 543-7900
        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                Class A Common Stock, par value $0.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 16, 1996 was $646,850,409.

     The number of shares outstanding as of the registrant's $0.01 par value common stock as of December 16, 1996 were as follows:

         Title of Each Class                     Number of Shares
-------------------------------------  -------------------------------------
               Class A                              28,354,276
               Class B                              3,241,320

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the registrant's 1996 Annual Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

                               BANK UNITED CORP.
                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS
                                                                            Page
                                     PART I
ITEM  1.  BUSINESS............................................................ 1
               General........................................................ 1
               Community Banking Group........................................ 3
               Commercial Banking Group....................................... 5
               Financial Markets Group........................................ 6
               Mortgage Banking Group......................................... 7
               Loan Portfolio................................................. 8
               Loan Servicing Portfolio.......................................10
               Investment Portfolio...........................................13
               Deposits and Borrowings........................................15
               Asset and Liability Management.................................17
               Competition....................................................20
               Subsidiaries...................................................20
               Personnel......................................................21
               The Assistance Agreement.......................................21
               Regulation.....................................................24
               Taxation.......................................................40
ITEM  2.  PROPERTIES..........................................................46
ITEM  3.  LEGAL PROCEEDINGS...................................................46
ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................48

                                     PART II
ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.................................................48
ITEM  6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA......................50
ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.................................54
               Discussion of Results of Operations............................54
               Discussion of Financial Condition..............................63
               Asset Quality..................................................67
               Capital Resources and Liquidity................................74
               Contingencies and Uncertainties................................77
               Federal Financial Assistance...................................78
               Recently Issued Accounting Standards...........................78
               Forward-Looking Information....................................79
ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................79
ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.................................79

                                                                            PAGE
                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................80
ITEM 11.  EXECUTIVE COMPENSATION..............................................80
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..........................................................80
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................80

                                     PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON             81
          FORM 8-K............................................................
                                SIGNATURES                                    84

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                    86

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Bank United Corp., a Delaware corporation (the "Company"), is a broad based financial services provider to consumers and businesses in Texas and other selected regional markets throughout the United States. Through Bank United, a federally chartered savings bank (the "Bank"), the Company currently operates
70 Texas based community banking branches serving nearly 200,000 households and businesses, 9 commercial banking offices and a nationwide network of mortgage offices. At September 30, 1996, the Company had assets of $10.7 billion, deposits of $5.1 billion, and stockholders' equity of $531.0 million. In August 1996, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") pursuant to which 12,075,000 shares of the Company Class A common stock were sold to the public (the "Offering"). See
"Management's Discussion and Analysis -- Capital Resources and
Liquidity -- Capital". The Company was the largest publicly traded depository institution headquartered in Texas, in terms of both assets and deposits at September 30, 1996.

     In December 1996, the Company formed a new, wholly owned, Delaware subsidiary, BNKU Holdings, Inc. ("Holdings"). After acquiring all the common stock of Holdings, the Company contributed all the common stock of the Bank to Holdings, and Holdings assumed the obligations of the Company's $115 million 8.05% senior notes due May 15, 1998 (the "Senior Notes"). As a result of these transactions, Holdings is the sole subsidiary of the Company and the Bank is the sole subsidiary of Holdings. In conjunction with the formation of Holdings, the Company's corporate headquarters were relocated from Uniondale, New York to Houston, Texas.

     From its incorporation in December 1988 through the early 1990's, the Company's strategy was to obtain assets and deposits through the acquisition of failed thrifts and through purchases from the Resolution Trust Corporation ("RTC"). Operationally, the Company focused on traditional single family mortgage lending and on deposit gathering. As a complement to these activities, the Company entered the retail and wholesale mortgage banking businesses, leveraging management's experience in the origination, purchase, sale, structuring, and securitization of mortgage loans and the purchase and sale of mortgage servicing rights ("MSRs").

     The Company's financial priorities initially were focused towards minimizing interest rate and credit risk, while maximizing the net value of the Company's assets and liabilities. To this end, the Company maintained a highly liquid pool of securitizable assets as the core holdings of its loan portfolio. The Company was very active in the buying and selling of loans, mortgage-backed securities ("MBS"), and MSRs when economically attractive.

     Over the past few years, the Company's management has pursued a strategy designed to reduce its reliance on its traditional thrift and mortgage banking lines of business by developing higher margin consumer and commercial lines of business. During this time, the Company has engaged in more aggressive marketing campaigns and has increased its portfolio of multi-family, residential construction, consumer, and commercial loans and the level of lower cost transaction and commercial deposit accounts. While the pursuit of this strategy may entail risks different than those present in traditional single family lending lines of business, the Company believes it has taken appropriate measures to manage these risks adequately. To manage potential credit risk the Company has developed comprehensive credit approval and underwriting policies and procedures for these lines of business. To offset operational and competitive risk, the Company has hired experienced commercial bank professionals, trained other personnel to manage and staff these businesses, and closely monitors the conduct and performance of the business. In addition to its efforts to increase originations of commercial and consumer loans, the Company has been increasing the retention of higher yielding single family and multi-family mortgage loans that, in the past, may have been sold or securitized. The Company intends to continue to pursue additional expansion opportunities, including acquisitions, while maintaining adequate capitalization.

     The Company's business is subject to various material business risks. For example, changes in prevailing interest rates can have significant effects on the Company's business. Some of the risks to which the Company's business are subject may become more acute in periods of economic slowdown or recession. During such periods, payment delinquencies and foreclosures generally increase and could result in an increased incidence of claims and legal actions against the Company. In addition, such conditions could lead to a potential decline in demand for the Company's products and services.

     The Company's operating structure reflects its current business strategy, with four business groups in two business segments.

                             --------------------
                            |  Bank United Corp. |
                            |   (the "Company")  |
                             --------------------
                                        |
                             ---------------------
                            | BNKU Holdings, Inc. |
                            |     ("Holdings")    |
                             ---------------------
                                        |
                             ---------------------
                            |      Bank United    |
                            |     (the "Bank")    |
                             ---------------------
                                        |
              -----------------         |        --------------------------
             | Banking Segment | ---------------| Mortgage Banking Segment |
              -----------------                  --------------------------
                         |                                             |
         ----------------+---------------------------                  |
        |                |                           |                 |
 ---------------       ---------------       ------------------     ----------
|   Community   |     |   Commercial  |     | Financial Markets|   | Mortgage |
| Banking Group |     | Banking Group |     |      Group       |   | Banking  |
 ---------------       ---------------       ------------------    |  Group   |
                                                                    ----------
Activities
 o Deposit             o Mortgage Banker     o Loan Acquisitions   o Retail
   Gathering             Finance                                     Mortgage
                                                                     Operations

 o Consumer Lending    o Multi-Family        o Wholesale Fundings  o Wholesale
                         Lending                                     Mortgage
                                                                     Operations

 o Small Business      o Residential         o Investment          o Mortgage
   Banking               Construction          Portfolio             Servicing
                         Lending               Management            Operations

 o Investment Product  o Commercial Real     o Securitization of
   Sales                 Estate Lending        Loans

     The tables below present an overview of the operating results of the Company and its business segments for fiscal 1996, 1995, and 1994. See "Management's Discussion and Analysis -- Discussion of Results of Operations" and Note 18 to the Consolidated Financial Statements.

          EARNINGS (LOSS) BEFORE INCOME TAXES, AND MINORITY INTEREST,
                              BY BUSINESS SEGMENT

                                           BANKING    MORTGAGE BANKING    BANK UNITED                            TOTAL
                                           SEGMENT        SEGMENT           CORP.(1)     ELIMINATIONS(2)       EARNINGS
                                           -------    ----------------    -----------    ---------------    ---------------
                                                                            (IN MILLIONS)
Years ended September 30,
     1996...............................   $ 82.4          $ (3.1)           $97.5           $(109.0)           $  67.8
     1995...............................     82.1            19.4             (5.0)             (6.4)              90.1
     1994...............................     73.8            24.4             (0.7)            (11.4)              86.1

                 OPERATING EARNINGS (LOSS) BY BUSINESS SEGMENT

                                           BANKING    MORTGAGE BANKING    BANK UNITED                       TOTAL OPERATING
                                           SEGMENT        SEGMENT          CORP.(1)      ELIMINATIONS(2)       EARNINGS
                                           -------    ----------------    -----------    ---------------    ---------------
                                                                            (IN MILLIONS)
Years ended September 30,
     1996...............................   $114.4          $ 11.8            $97.5           $(109.0)           $ 114.7
     1995...............................     83.3            19.4             (5.0)             (6.4)              91.3
     1994...............................     63.2            24.4             (0.7)            (11.4)              75.5

------------
(1) Principally dividends received by the Company from the Bank, net of interest expense on the Senior Notes. In May 1996, the Bank paid a $100 million dividend on its common stock. See Notes 16 and 18 to the Consolidated Financial Statements.

(2) Reflects the elimination of dividends received by the Company from the Bank.

     Operating earnings represents income, including net gains (losses) on the sales of single family servicing rights and single family warehouse loans, before taxes and minority interest, and excludes net gains (losses) on securities, MBS, and other loans. Operating earnings for fiscal 1996 excludes a one-time Savings Association Insurance Fund ("SAIF") assessment, compensation expense related to the adoption of a management compensation program, and a charge related to the restructuring of the Mortgage Banking Group because these items are considered non-recurring. See Notes 13, 15, and 18 to the Consolidated Financial Statements. Management believes operating earnings reflects the revenues and expenses of the Company's business segments and facilitates trend analysis as it excludes transactions that are typically considered opportunistic or non-recurring and not part of the routine core business operations of the Company. Operating earnings is provided as other data and should not be considered an alternative to net income as an indicator of the Company's operating performance or to cash flow as a measure of liquidity.

COMMUNITY BANKING GROUP

     The Community Banking Group's principal activities include deposit gathering, consumer lending, small-business banking, and investment product sales. The Community Banking Group, which has marketed itself under the name "Bank United" since 1993, currently operates a 70 branch community banking network, a 24-hour telephone banking center, and a 66-unit ATM network, which together serve as the platform for the Company's consumer and small business banking activities. The community banking branch network includes 37 branches in the greater Houston area, 29 branches in the Dallas / Ft. Worth metropolitan area, and two branches each in Austin and San Antonio. Through this branch network, the Company maintains approximately 440,000 accounts with an estimated 200,000 households and businesses.

     DEPOSIT GATHERING

     The Community Banking Group offers a variety of traditional deposit products and services, including checking and savings accounts, money market accounts, and certificates of deposits ("CDs") and offers deposit products and services tailored specifically to small business needs. The Community Banking Group's strategy is to become its customers' primary financial services provider by emphasizing high levels of customer service and innovative products. The Company has a history of introducing innovative products that have helped it increase its competitive position within its primary banking markets. At September 30, 1996, the Community Banking Group maintained over 338,000 deposit accounts with $4.1 billion in deposits.

     CONSUMER LENDING

     Since 1992, the Community Banking Group has engaged in consumer lending for its own portfolio. At September 30, 1996, consumer loans outstanding totalled $173.5 million. Through the Community Banking Group, the Company offers a variety of consumer loan products, including home improvement loans, unsecured lines of credit, and automobile loans. Home improvement loans are fixed-rate loans and are offered for terms up to 15 years, unsecured loans are open ended maturities with fixed and adjustable-rates, and automobile loans are offered for terms up to six years on a fixed-rate basis. These loans are underwritten utilizing credit scoring and collateral value, and are subject to collection, collateral valuation, and fraud risks. In addition, while the Company has offered its customers credit cards since 1990, the Company intends to begin credit card lending for its own portfolio in fiscal 1997. The consumer lending division of the Community Banking Group also offers home equity lines of credit ("HELOCs") outside of Texas. (Current laws prohibit HELOC lending in the state of Texas; however, the Company has in place the systems and controls needed to manage a Texas-based HELOC operation in anticipation of possible Texas legislative and constitutional changes that would authorize such lending.) During fiscal 1997, the Company intends to begin offering mortgages through its community banking branch network. The Community Banking Group has developed the technology required for efficient loan processing and underwriting, including credit scoring and such services as taking loan applications by telephone. Unsecured line of credit loans and credit card loans have the additional risks of no collateral, greater chance of fraud and complex consumer protection laws and regulations. In addition, the ease of credit card availability to the consumer increases risk. Automobile loans carry the risk of collateral depreciation and mobility. Also, repossession laws make it difficult to take possession of the collateral to enforce lien rights.

     SMALL BUSINESS BANKING

     The Community Banking Group provides a broad range of credit services to its small business customers, including lines of credit, working capital loans, equipment loans, owner-occupied real estate loans, and Small Business Administration ("SBA") loans. These loans are offered with both fixed and adjustable-rates on a term basis, and adjustable-rate revolving basis with maturities up to 10 years for term loans and one year for revolving loans. These loans are underwritten on the financial strength of the guarantor, collateral utilized, and projected cashflow of the business. Small business loan risks are similar to the risks associated with unsecured commercial loans, but tend to be magnified due to business cycles and the nature of the assets that small businesses tend to maintain. Additionally, the Company requires borrowers to provide periodic financial information for review and assessment. At September 30, 1996, the Community Banking Group had approximately 480 business credit loans outstanding, totalling approximately $26.8 million. At September 30, 1996, the Community Banking Group also had approximately $16.2 million in unfunded commitments and another $1.3 million in pending applications for business credit loans. The Community Banking Group's small business strategy is focused on offering loan products and services tailored specifically to most small business needs, with highly responsive credit decision-making. The Company is aggressively seeking to increase its small business lending volume. Specifically, the Company is offering a comprehensive line of small business products and services. It has hired a number of experienced officers, developed a formal customer calling program, trained community banking branch managers to source small business loans from and in proximity to branches, is utilizing modern loan application processing and credit scoring technology, and offering a comprehensive line of cash and treasury management services to small business customers. Small business lines of credit and working capital loans may be made on an unsecured basis and therefore may have no secondary source of repayment. When such loans are secured, the value of the collateral may fluctuate with local economic conditions. Small business equipment loans are typically made for longer terms and at higher loan-to-value ratios than other types of equipment loans, and the collateral may have limited marketability or may become obsolete during the term of the loan. Small business owner-occupied real estate loans may be secured by single-use or limited-use real estate. The valuation of these properties is based, in part, upon their ability to operate successfully as going concerns. SBA loans are typically originated at higher loan-to-value ratios and for longer terms than other commercial loans and are made to borrowers that might not meet the Company's underwriting guidelines for other commercial loans.

     INVESTMENT PRODUCT SALES

     Since 1993, a subsidiary of the Bank has been marketing investment products to the Company's consumer customer base. At September 30, 1996, the investment product sales force was comprised of 24 commissioned Series 7 and Group I licensed registered representatives. A broad range of investment products, including stocks, bonds, mutual funds, annuities, and securities are offered by these registered representatives. Investment product sales increased to $157.2 million in fiscal 1996 from $81.0 million in fiscal 1995. Gross fee revenue from such sales were $5.4 million and $3.6 million for fiscal 1996 and 1995, respectively.

COMMERCIAL BANKING GROUP

     The Commercial Banking Group provides credit and a variety of cash management and other services to certain real estate and real estate related businesses. The Commercial Banking Group conducts its activities through four units: Mortgage Banker Finance ("MBF"), a financial service provider to small- and medium-sized mortgage companies; Multi-Family Lending; Residential Construction Lending; and Commercial Real Estate Lending. Business is solicited in Texas and in targeted regional markets throughout the United States. The Commercial Banking Group earns fees on committed lines and fees and interest on loans outstanding. The Commercial Banking Group is expanding its products and industry specialties to include health care lending, asset-based lending, and other industrial and commercial loan products.

     MORTGAGE BANKER FINANCE

     The Commercial Banking Group's MBF unit provides third-party mortgage companies with credit facilities, including warehouse lines of credit, repurchase agreements, term loans secured by MSRs, and working capital credit lines, as well as cash management services. The loans provided by the MBF are generally collateralized by single family mortgages or related servicing rights. The Company lends based on a percentage of the loan market value. The collateral for these loans typically is available for the period of time from the origination of the loan by the borrower until its subsequent sale in the secondary market. At September 30, 1996, the MBF unit had $199.2 million in unfunded commitments and $139.9 million of loans outstanding. Since 1994, the MBF unit has also offered commercial banking services (i.e., cash management, document custody and deposit services) to its mortgage banking customers. Deposits related to MBF activities totalled $879.3 million at September 30, 1996. MBF loans and lines of credit are subject to the risk of collateral that fluctuates in value with changing interest rates. The loans are also subject to the risk that the collateral may be fraudulently or improperly documented. MBF loans are also generally made to borrowing entities that are more thinly capitalized than other commercial borrowers.

     MULTI-FAMILY LENDING

     Since 1990, the Commercial Banking Group has been providing multi-family financing for established, operating multi-family properties, real estate investment trusts, and selected construction, acquisition, and rehabilitation projects. Permanent and construction multi-family loans are offered on a fixed or adjustable-rate basis. Multi-family lending is subject to the risk that the borrower may not complete the improvements to the real estate collateral in a timely manner or may fraudulently misrepresent the progress or status of the project. Additionally, the value of the completed collateral is subject to market fluctuations and may be adversely affected by the presence of undetected, environmentally sensitive substances. The Company utilizes certain lending practices to reduce these risks. These include limiting the loan amount to an amount less than its appraised value, verifying historical cash flows, assessing the general economic conditions and the financial condition of the borrower. At September 30, 1996, the Multi-Family Lending unit had $152.3 million in unfunded multi-family commitments and $511.2 million in such loans outstanding ($479.8 million in permanent loans and $31.4 million in construction loans). Loans are solicited directly in Texas and in targeted regional markets throughout the United States, through regional offices and selected preapproved multi-family mortgage banking correspondents. From time to time, the Commercial Banking Group also purchases servicing rights related to multi-family loans.

At September 30, 1996, the multi-family servicing portfolio totalled $716.9 million, of which $433.5 million represented loans in the Company's portfolio.

     RESIDENTIAL CONSTRUCTION LENDING

     Since 1989, the Commercial Banking Group has been active in making loans to builders for the construction of single family residential properties and, on a more limited basis, loans for acquisition and development of improved residential lots. These loans are made on a commitment term that generally is for a period of one to two years. Residential construction loans are subject to the risk that a general downturn in the builder's local economy could prevent it from marketing its product profitably. Such loans are also subject to the risk that a builder might misrepresent the completion status of the homes against which it has drawn loan funds. The Company seeks to limit these risks by reviewing individual builders' experience and reputation, general financial condition, and speculative inventory levels. Additionally, construction status is reviewed by onsite inspections and the builders' ongoing financial position is monitored. During fiscal 1995 and 1994, the Company expanded into several other major markets outside of Texas, including Atlanta, Chicago, Denver, Orlando, Phoenix, and Philadelphia. Current markets in Texas include Houston, Dallas, Austin, and San Antonio. At September 30, 1996, the Company had $175.9 million in unfunded commitments for single family residential construction loans and $242.5 million of such loans outstanding.

     COMMERCIAL REAL ESTATE LENDING

     The Commercial Banking Group is engaged in commercial real estate lending for specific products, emphasizing permanent mortgages on income producing properties, such as assisted living facilities and retail shopping centers. At September 30, 1996, the Company had $40.8 million in permanent commercial real estate loans outstanding. Commercial real estate loans are typically made to single-purpose business entities with limited secondary sources of repayment outside the specific project financed. The value of the collateral for such loans may be adversely affected by local market conditions and by the presence of environmentally sensitive substances. Competitive marketplace underwriting guidelines are followed in evaluating each loan transaction.

FINANCIAL MARKETS GROUP

     The Financial Markets Group manages the Company's asset portfolio activities, including loan acquisition and management and the securitization of loans. Additionally, under the supervision of the Asset and Liability Committee ("ALCO"), the Financial Markets Group is responsible for the Company's investment portfolio, for interest rate risk hedging strategies, and for securing funding sources other than consumer and commercial deposits. See
" -- Asset and Liability Management".

     LOAN ACQUISITIONS

     The Financial Markets Group acquires residential loans, primarily single family loans, through traditional secondary market sources (mortgage companies, financial institutions, and investment banks), as well as from the Mortgage Banking Group. Since September 1992, the Company has closed more than 60 loan acquisition transactions representing more than $5.3 billion in loans. While the Company intends to continue to pursue this strategy on a selective basis, no assurance can be given as to the continued availability of portfolio acquisition opportunities or the Company's ability to obtain such portfolios on favorable terms. At September 30, 1996, a majority of the $7.3 billion of loans held to maturity by the Company were managed by the Financial Markets Group.

     WHOLESALE FUNDINGS

     The Financial Markets Group arranges funding sources other than consumer and commercial deposits for the Company. Wholesale funding sources include advances from the Federal Home Loan Bank of Dallas ("FHLB Dallas"), borrowings on securities sold under agreement to repurchase ("reverse repurchase agreements"), and brokered CDs. At September 30, 1996, wholesale activities provided $4.5 billion in funding. See "Management's Discussion and Analysis -- Capital Resources and Liquidity" and Notes 8, 9, and 10 to the Consolidated Financial Statements.

     INVESTMENT PORTFOLIO MANAGEMENT

     The Financial Markets Group manages the Company's investment portfolio, which totalled nearly $2.4 billion at September 30, 1996. The Financial Markets Group seeks to maintain a portfolio of assets that provides for liquidity needs and maintains an interest rate spread over matched funded liabilities, including assets that may be pledged as collateral for secured borrowings, and that maximize utilization of the Bank's risk-based capital. See " -- Investment Portfolio", "-- Asset and Liability Management", and Notes 2, 3, and 4 to the Consolidated Financial Statements.

     SECURITIZATION OF LOANS

     From time to time, the Financial Markets Group evaluates the Company's loan portfolio for securitization opportunities and, when appropriate, creates securities and retains the master servicing. During the past four years, the Financial Markets Group has structured seven securitization transactions, creating $1.8 billion in MBS. The Company has sold substantially all of the non-investment grade MBS created, thus enhancing the Bank's risk-based capital ratios and credit quality. During fiscal 1996, the Financial Markets Group purchased $58 million in SBA loans, a portion of which were pooled into seven securities totalling $30.5 million. These securitization activities are separate from the secondary marketing activities of the Mortgage Banking Group.

MORTGAGE BANKING GROUP

     The Mortgage Banking Group operates under the names "Bank United
Mortgage" in Texas and Virginia and "Commonwealth United Mortgage" elsewhere in the United States. The Mortgage Banking Group originates and services first mortgage loans for single family residences for both the Company's portfolio and for investors. At December 31, 1995, with originations of $3.4 billion in fiscal year 1995, the Company was ranked by the AMERICAN BANKER as among the 30 largest originators of single family loans in the nation. In addition, the Company was ranked by the AMERICAN BANKER as one of the 40 largest single family loan servicers in the nation at December 31, 1995. The Company's servicing portfolio at September 30, 1996 was $13.2 billion. To manage the risk on commitments to originate mortgage loans ("mortgage pipeline"), the Company estimates the portion of the loans that will close and then enters into forward sales of such loans in the secondary market. See Note 12 to the Consolidated Financial Statements.

     Consistent with the increasing emphasis on its community and commercial banking business, the Company has been in the process of evaluating its strategic alternatives with respect to its mortgage banking business. As a result of this evaluation and in order to attempt to mitigate the negative effect on profitability of increased competition in the loan origination business of the Mortgage Banking Group, the Company initiated a profitability improvement plan. The plan included the closure and consolidation of certain mortgage origination branches, the closure and consolidation of several regional operation centers, and related reductions in workforce. In addition, the plan included process and operational restructuring, as well as changes in management structure and compensation, all designed to create operational efficiencies and promote profitability. In June 1996, the Company recorded a restructuring charge of $10.7 million before tax, to recognize the costs of closing or consolidating production offices and several regional operation centers and recorded $1.8 million of other expenses related to the mortgage origination business. As of September 30, 1996, 31 mortgage origination branches and 6 regional operation centers have been closed and the workforce was reduced by 208. No assurances can be given regarding the efficacy of the profitability improvement plan or the timing or impact of any further restructuring (including a possible future sale or liquidation) of the Company's residential mortgage lending business.

     The Mortgage Banking Group principally engages in three activities: Retail Mortgage Operations, Wholesale Mortgage Operations, and Mortgage Servicing Operations.

     RETAIL MORTGAGE OPERATIONS

     The Mortgage Banking Group offers a variety of fixed and adjustable-rate mortgage products for consumers through a nationwide network of retail mortgage origination offices. For fiscal 1996, the Mortgage Banking Group originated $2.1 billion in retail mortgage loans. Loans are originated through direct contact with individual borrowers by commissioned retail loan officers.

     WHOLESALE MORTGAGE OPERATIONS

     The Mortgage Banking Group provides qualified mortgage brokers nationwide with a variety of fixed and adjustable-rate mortgage products through its network of wholesale mortgage origination offices. For fiscal 1996, the Mortgage Banking Group originated $1.7 billion in mortgage loans through its wholesale operations. Loans are originated through contact with one of the Company's 3,086 mortgage brokers, serviced by the wholesale account executives. All loans originated through wholesale mortgage operations are underwritten by the Company's staff according to secondary market requirements and internal guidelines. The loans are originated and closed in either the name of the Company or, under certain circumstances, the mortgage broker's name with immediate assignment to the Company.

     MORTGAGE SERVICING OPERATIONS

     The Mortgage Banking Group services residential mortgage loans owned by the Company and by others, including the Government National Mortgage Association (the "GNMA"), the Federal National Mortgage Association (the "FNMA"), the Federal Home Loan Mortgage Corporation (the "FHLMC"), and private mortgage investors. At September 30, 1996, the Mortgage Banking Group serviced over $13.2 billion in mortgage loans, including $3.8 billion for the Company's portfolio and $9.4 billion for others. Mortgage servicing operations are technology and process management intensive. The Company views itself as being competitively positioned to service loans in an efficient and cost effective manner relative to its peers. The Company has been ranked by ICM Consultants, Inc. as one of the nation's top 10 servicing organizations in terms of efficiency and productivity for the past three years. See " -- Loan Servicing Portfolio".

LOAN PORTFOLIO

     The Company has focused in recent years on originating and servicing commercial banking assets. However, the loan portfolio still reflects the Bank's origins as a thrift institution, with single family mortgage originations constituting a majority of loans made. The following tables set out loan origination levels, as well as the product and geographic distribution of the loan portfolio. See the loan table in "Management's Discussion and Analysis -- Discussion of Financial Condition" and see Note 5 to the Consolidated Financial Statements.

                               LOAN ORIGINATIONS

                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------------
                                           1996          1995          1994
                                       ------------  ------------  ------------
                                                    (IN THOUSANDS)
Single family........................  $  3,602,009  $  3,226,324  $  5,424,550
Single family residential
  construction.......................       554,260       239,481       133,609
Consumer.............................       125,596        99,249        94,153
Multi-family, commercial real estate,
  and business credit................       337,046       307,636       230,995
                                       ------------  ------------  ------------
          Total......................  $  4,618,911  $  3,872,690  $  5,883,307
                                       ============  ============  ============

                                 LOAN PORTFOLIO

                                                   AT SEPTEMBER 30,
                                       ----------------------------------------
                                           1996          1995          1994
                                       ------------  ------------  ------------
                                                    (IN THOUSANDS)
Single family........................  $  6,152,504  $  7,061,088  $  4,203,614
Single family residential
  construction.......................       242,525       115,436        57,786
Consumer.............................       173,518       123,096       108,179
Multi-family.........................       479,833       444,368       268,897
Multi-family construction............        31,355        35,430        20,437
Commercial real estate and business
  credit.............................        96,427        38,326        61,919
Mortgage banker finance line of
  credit.............................       139,872       109,339       147,754
Single family mortgage warehouse.....       260,745       411,287       252,153
                                       ------------  ------------  ------------
                                          7,576,779     8,338,370     5,120,739
Allowance for credit losses..........       (39,660)      (36,801)      (23,454)
Accretable unearned discount.........       (15,307)      (38,460)      (50,650)
Net deferred loan origination fees...        (2,324)       (1,727)         (461)
Unrealized losses....................       --             (1,142)      --
                                       ------------  ------------  ------------
          Total loans................  $  7,519,488  $  8,260,240  $  5,046,174
                                       ============  ============  ============

             GEOGRAPHIC DISTRIBUTION OF REAL ESTATE LOAN PORTFOLIO

                                                   AT SEPTEMBER 30,
                                       ----------------------------------------
                 STATE                     1996          1995          1994
-------------------------------------- ------------  ------------  ------------
                                                    (IN THOUSANDS)
California............................ $  3,404,731  $  3,958,293  $  1,764,531
Texas.................................    1,245,459     1,259,306     1,131,225
Florida...............................      436,338       479,379       456,812
Illinois..............................      166,783       190,801       138,072
Arizona...............................      139,264       115,260        30,142
Pennsylvania..........................      125,876       128,693        68,728
Georgia...............................      120,881        94,413        56,442
New Jersey............................      108,113       118,825        80,727
Virginia..............................      100,565       107,420        92,704
Washington............................       98,243        81,005        32,899
Other states..........................    1,088,044     1,202,943       827,480
Other -- single family mortgage
  warehouse...........................      260,745       411,287       252,153
                                       ------------  ------------  ------------
     Total real estate loans..........    7,295,042     8,147,625     4,931,915
Mortgage banker finance line of
  credit..............................      139,872       109,339       147,754
Business credit.......................       55,588         7,320       --
Non-real estate consumer..............       93,352        89,509        72,987
                                       ------------  ------------  ------------
                                          7,583,854     8,353,793     5,152,656
Non-accretable unearned discounts.....       (7,075)      (15,423)      (31,917)
                                       ------------  ------------  ------------
     Total............................ $  7,576,779  $  8,338,370  $  5,120,739
                                       ============  ============  ============

             GEOGRAPHIC AND PRODUCT DISTRIBUTION OF LOAN PORTFOLIO
                             AT SEPTEMBER 30, 1996

                                           SINGLE       SINGLE                               SINGLE
                                           FAMILY       FAMILY                 COMMERCIAL    FAMILY        TOTAL      NON-REAL
                                             AND     RESIDENTIAL     MULTI-       REAL      MORTGAGE    REAL ESTATE    ESTATE
                 STATE                    CONSUMER   CONSTRUCTION    FAMILY      ESTATE     WAREHOUSE      LOANS       LOANS
----------------------------------------  ---------  ------------   --------   ----------   ---------   -----------   --------
                                                                         (DOLLARS IN THOUSANDS)
California..............................  $3,383,554   $ --         $ 21,177    $ --        $  --        $3,404,731   $    66
Texas...................................    851,832     124,941      242,554      26,132       --        1,245,459    119,999
Florida.................................    393,402      28,440       12,522       1,974       --          436,338         89
Illinois................................    155,920      10,863        --         --           --          166,783      --
Arizona.................................     97,763      14,611       26,890      --           --          139,264      --
Pennsylvania............................    109,816      13,582        2,478      --           --          125,876          1
Georgia.................................     56,022      33,820       31,039      --           --          120,881      --
New Jersey..............................    108,113      --            --         --           --          108,113      --
Virginia................................     98,568      --            1,997      --           --          100,565          3
Washington..............................     56,517      --           41,726      --           --           98,243      --
Other...................................    925,289      16,268      132,211      14,276     260,745     1,348,789    168,654
                                          ---------  ------------   --------   ----------   ---------   -----------   --------
    Total...............................  $6,236,796   $242,525     $512,594    $ 42,382    $260,745     $7,295,042   $288,812
                                          =========  ============   ========   ==========   =========   ===========   ========
% of Total..............................      82.24%       3.20%        6.76%       0.55%       3.44 %       96.19%      3.81%
                                          =========  ============   ========   ==========   =========   ===========   ========

                                                      % OF
                 STATE                      TOTAL    TOTAL
----------------------------------------  ---------  ------

California..............................  $3,404,797  44.90%
Texas...................................  1,365,458   18.00
Florida.................................    436,427    5.75
Illinois................................    166,783    2.20
Arizona.................................    139,264    1.84
Pennsylvania............................    125,877    1.66
Georgia.................................    120,881    1.59
New Jersey..............................    108,113    1.42
Virginia................................    100,568    1.33
Washington..............................     98,243    1.30
Other...................................  1,517,443   20.01
                                          ---------  ------
    Total............................... $7,583,854  100.00%
                                          =========  ======
% of Total..............................     100.00%
                                          =========

LOAN SERVICING PORTFOLIO

     At September 30, 1996, the Mortgage Banking Group serviced $3.8 billion in residential mortgage loans owned by the Company and $9.4 billion in mortgages owned by others. Mortgage loan servicing consists of collecting and accounting for principal and interest payments from borrowers, remitting principal and interest payments to investors, making cash advances when required, collecting funds for and paying mortgage-related expenses such as taxes and insurance, inspecting mortgaged properties when required, collecting delinquent mortgages, conducting foreclosures and property dispositions in the event of unremedied defaults, and generally administering the loans.

     In return for performing the servicing functions listed above, the Mortgage Banking Group receives servicing fees under loan administration contracts. These fees are withheld from the monthly payments made to investors, are usually based on the principal balance of the loan being serviced, generally range from 0.25% to 0.50% annually of the outstanding principal amount of the loan, and are collected only as payments are received. Minimum servicing fees for substantially all loans serviced under MBS are set from time to time by the sponsoring agencies. As a servicer of loans securitized by the GNMA, the FNMA, and the FHLMC, the Company may be obligated to make timely payment of principal and interest to security holders, whether or not such payments have been made by borrowers on the underlying mortgage loans. With respect to mortgage loans securitized under GNMA programs, the Company is insured by the Federal Housing Administration (the "FHA") against foreclosure loss on FHA loans, and by the Department of Veteran Affairs (the "VA") through guarantees on VA loans. Although the GNMA, the FNMA, and the FHLMC are obligated to reimburse the Company for principal and interest payments advanced by the Company as a servicer, the funding of delinquent payments or the exercise of foreclosure rights involves costs to the Company that may not be fully reimbursed or recovered.

     The following table sets forth information on the Mortgage Banking Group's single family servicing portfolio.

                       SINGLE FAMILY SERVICING PORTFOLIO

                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                      ------------------------------------------
                                          1996           1995           1994
                                      -------------  -------------  ------------
                                                    (IN THOUSANDS)
Beginning servicing portfolio........ $  12,532,472  $   8,920,760  $  8,073,226
                                      -------------  -------------  ------------
Add: Servicing acquisitions
  transferred in(1)..................     1,189,387      3,730,401       567,010
      Servicing on loans purchased by
  the Company........................        21,192        439,834        97,681
      Servicing originated...........     3,689,994      3,338,628     5,406,548
      Subservicing acquired..........        22,538        254,959       --
                                      -------------  -------------  ------------
          Total additions............     4,923,111      7,763,822     6,071,239
                                      -------------  -------------  ------------
Less: Prepayments....................     1,600,195        937,509     1,050,849
      Foreclosures...................       104,572         79,790        40,764
      Servicing
  released/transferred(1)............     2,130,004      2,840,244     3,913,243
      Amortization...................       373,964        294,567       218,849
                                      -------------  -------------  ------------
          Total reductions...........     4,208,735      4,152,110     5,223,705
                                      -------------  -------------  ------------
Ending servicing portfolio........... $  13,246,848  $  12,532,472  $  8,920,760
                                      =============  =============  ============
COMPOSITION OF ENDING SERVICING
  PORTFOLIO BY TYPE
     Conventional.................... $   9,663,715  $   9,442,600  $  6,143,604
     Government......................     3,583,133      3,089,872     2,777,156
                                      -------------  -------------  ------------
Total servicing portfolio............ $  13,246,848  $  12,532,472  $  8,920,760
                                      =============  =============  ============
COMPOSITION OF ENDING SERVICING
  PORTFOLIO BY OWNER
     Company......................... $   3,752,060  $   4,010,700  $  2,714,291
     Others..........................     9,494,788      8,521,772     6,206,469
                                      -------------  -------------  ------------
Total servicing portfolio............ $  13,246,848  $  12,532,472  $  8,920,760
                                      =============  =============  ============
------------
(1) Represents loans transferred into the servicing portfolio during the fiscal year. The actual release or transfer of servicing does not necessarily take place during the same period as the related sale or purchase of MSRs.

     During fiscal 1996, 1995, and 1994, the Mortgage Banking Group purchased MSRs associated with loan principal amounts of $1.2 billion, $594.7 million, and $3.9 billion at premiums of $23.5 million, $12.5 million, and $50.9 million, respectively. Certain MSR purchase transactions that occurred at or near year-end in fiscal 1994 were not transferred in until fiscal 1995. See "Management's Discussion and Analysis -- Discussion of Results of
Operations -- Non-Interest Income" and Note 6 to the Consolidated Financial Statements.

     Gains on the sale of MSRs are affected by changes in interest rates as well as the amount of MSRs capitalized at the time of loan origination or MSR acquisition. Purchasers of MSRs analyze a variety of factors, including prepayment sensitivity, to assess the purchase price they are willing to pay. Lower market interest rates prompt an increase in prepayments as consumers refinance their mortgages at lower rates of interest. As prepayments increase, the life of the servicing portfolio is reduced, decreasing the servicing fee revenue that will be earned over the life of that portfolio and the price third-party purchasers are willing to pay. The fair value of servicing is also influenced by the supply and demand of servicing available for purchase at any point in time. Conversely, as interest rates rise, prepayments generally decrease, resulting in an increase in the value of the servicing portfolio as well as the gains on sales of MSRs. As indicated in the table above, prepayments increased in fiscal 1996 as compared to fiscal 1995 reflecting the lower market interest rates experienced during fiscal 1996. In addition, the valuation of MSRs incorporates market assumptions regarding expected prepayment speeds. There was no MSR valuation allowance at September 30, 1996.

     In September 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65," effective October 1, 1994. This statement requires that, among other things, the book value of mortgage loans be allocated at the time of origination between the MSRs and the related loans, provided there is a plan to sell or securitize such loans. With the implementation of SFAS No. 122, the original cost basis of the loan is allocated between the loan and the MSRs, thus increasing the gains on sales of loans and reducing the gains on sales of MSRs.

     Prior to fiscal 1996, the Company sold substantially all of its originated MSRs ("OMSRs") related to non-portfolio loans. After the implementation of SFAS No. 122, the Company began evaluating which of its OMSRs to retain for portfolio and which of its OMSRs to sell based on the returns available and the corresponding risks associated with the different types of servicing rights. The Company may also retain servicing in order to maintain the servicing portfolio at an acceptable level, particularly during periods of unusually high levels of prepayments or low levels of new originations. See "Management's Discussion and Analysis -- Discussion of Results of Operations -- Non-Interest Income".

     The following table presents the percentage of loans in the single family servicing portfolio in each interest rate category.

                                                                AT SEPTEMBER 30, 1996
                                       -----------------------------------------------------------------------
                                         LESS
                                         THAN       7.00-      8.01-     9.01-     10.01-    11.01-    12.01%
                                         7.00%      8.00%      9.00%     10.00%    11.00%    12.00%    & ABOVE
                                       ---------  ---------  ---------   ------    ------    ------    -------
Government...........................      7.3%     10.0%       7.4%      1.9%      0.3%      0.2%      -- %
Conventional.........................      7.1      29.2       27.5       6.6       1.6       0.5       0.4
                                       ---------  ---------  ---------   ------    ------    ------    -------
     Total...........................     14.4%     39.2%      34.9%      8.5%      1.9%      0.7%      0.4%
                                       =========  =========  =========   ======    ======    ======    =======

     The weighted average interest rate in the single family servicing portfolio has decreased from 9.57% at September 30, 1991 to 8.14% at September 30, 1996, principally as a result of the origination of mortgage loans with increasingly lower rates during fiscal 1991 to 1996, the prepayment and refinance of higher rate mortgages, and purchases of MSRs on loans originated by others at lower rates. At September 30, 1996, the weighted average contractual maturity (remaining years to maturity) of the loans in the residential mortgage loan servicing portfolio was 23.6 years.

     At September 30, 1996, the single family servicing portfolio was secured by properties located in the following states:

                STATE                   PERCENT
-------------------------------------   -------
California...........................     27.8%
Texas................................     17.0
Florida..............................      5.8
Illinois.............................      5.6
New Jersey...........................      4.9
Arizona..............................      3.5
Other states, individually less than
  3%.................................     35.4
                                        -------
     Total...........................    100.0%
                                        =======

     Of the approximately 176,000 loans serviced by the Mortgage Banking Group, at September 30, 1996, 4.43% were delinquent and an additional 0.61% were in foreclosure. The following table presents certain information regarding the number of the delinquent single family loans serviced by the Mortgage Banking Group as of the dates indicated. Completed foreclosures and loans less than 30 days delinquent have been excluded from the table below.

                                           AT SEPTEMBER 30,
                                        ----------------------
                                        1996     1995     1994
                                        ----     ----     ----
30-59 Days Past Due..................   3.3 %    2.7 %    2.3 %
60-89 Days Past Due..................   0.6      0.6      0.5
90+ Days Past Due....................   0.5      0.9      0.8
Loans in foreclosure.................   0.6      0.6      0.7
                                        ----     ----     ----
     Total...........................   5.0 %    4.8 %    4.3 %
                                        ====     ====     ====

     Loan administration contracts with the FNMA, and typically with private investors, provide for continuation of servicing over the term of the loan, but permit termination for cause or termination without cause upon payment of a cancellation fee. Loan administration contracts with the GNMA and the FHLMC are terminable only for cause. Management believes that the Mortgage Banking Group is currently in substantial compliance with all material rules, regulations, and contractual obligations related to mortgage loan servicing.

INVESTMENT PORTFOLIO

     The Company maintains an investment portfolio for investment and liquidity purposes.

                              INVESTMENT PORTFOLIO

                                                   AT SEPTEMBER 30,
                                       ----------------------------------------
                                           1996          1995          1994
                                       ------------  ------------  ------------
                                                    (IN THOUSANDS)
Securities purchased under agreements
  to resell and federal funds sold...  $    674,249  $    471,052  $    358,710
Trading account assets...............         1,149         1,081         1,011
Securities...........................        64,544       116,013       114,115
Mortgage-backed securities...........     1,657,908     2,398,263     2,828,903
                                       ------------  ------------  ------------
     Total...........................  $  2,397,850  $  2,986,409  $  3,302,739
                                       ============  ============  ============

     The investment portfolio consists primarily of MBS. MBS were acquired as a means of investing in housing-related mortgage instruments while incurring less credit risk than that which arises in holding a portfolio of non-securitized loans. Additionally, MBS include securities created through the securitization of the Company's single family loans. The MBS in the investment portfolio include FNMA, FHLMC, and GNMA certificates, privately issued and credit enhanced MBS ("non-agency securities"), and certain types of collateralized mortgage obligations ("CMOs").

                           MORTGAGE-BACKED SECURITIES

                                                              AT SEPTEMBER 30, 1996
                                       --------------------------------------------------------------------
                                                        GROSS         GROSS
                                        AMORTIZED     UNREALIZED    UNREALIZED                   CARRYING
                                           COST         GAINS         LOSSES      FAIR VALUE      VALUE
                                       ------------   ----------    ----------   ------------  ------------
                                                                  (IN THOUSANDS)
HELD TO MATURITY
  Agency CMOs -- fixed-rate..........  $      1,548     $    5       $ --        $      1,553
  Non-agency
     Fixed-rate......................         7,042      1,753            126           8,669
     Adjustable-rate.................       521,280        401         17,634         504,047
     CMOs -- fixed-rate..............        99,966      --             5,277          94,689
  Other..............................           212         55         --                 267
                                       ------------   ----------    ----------   ------------
          Held to maturity...........       630,048     $2,214       $ 23,037         609,225  $    630,048
                                       ------------   ==========    ==========   ------------  ============
AVAILABLE FOR SALE
  Agency
     Adjustable-rate.................       326,338     $1,860       $     13         328,185
     CMOs -- fixed-rate..............         1,818      --                 1           1,817
     CMOs -- adjustable-rate.........       224,081      1,414            192         225,303
  Non-agency
     Fixed-rate......................        61,893      2,253         --              64,146
     Adjustable-rate.................       373,876      1,119          1,702         373,293
     CMOs -- adjustable-rate.........        34,017      --               862          33,155
  Other..............................         1,961      --            --               1,961
                                       ------------   ----------    ----------   ------------
          Available for sale.........     1,023,984     $6,646       $  2,770       1,027,860  $  1,027,860
                                       ------------   ==========    ==========   ------------  ============
          Total mortgage-backed
            securities...............  $  1,654,032                              $  1,637,085
                                       ============                              ============

     FNMA, FHLMC, and GNMA certificates are modified pass-through MBS that represent undivided interests in underlying pools of fixed-rate or certain types of adjustable-rate, single family loans issued by the GNMA, a governmental agency, and by the FNMA and the FHLMC, government-sponsored enterprises. The non-agency securities acquired by the Company have been pooled and sold by private issuers and were generally underwritten by large investment banking firms. These securities provide for the timely payments of principal and interest either through insurance issued by a reputable insurer, or by subordinating certain payments under other securities secured by the same mortgage pool in a manner that is sufficient to have the senior MBS earn one of the two highest credit ratings from one or more of the nationally recognized statistical rating agencies. As of September 30, 1996, 99% of the non-agency MBS had a credit rating of AA/Aa or higher as defined by the Standard & Poor's Corporation or Moody's Investor Services, Inc., respectively.

     The securities purchased under agreements to resell ("repurchase agreements") outstanding at September 30, 1996 were collateralized by single family, multi-family, and commercial real estate loans, and MBS. The loans and MBS underlying the repurchase agreements are held by the counterparty in safekeeping for the account of the Company or by a third-party custodian for the benefit of the Company. All of the investments in repurchase agreements and federal funds sold at September 30, 1996 matured on or before October 21, 1996. The repurchase agreements provide for the same loans and MBS to be delivered to the repurchase counterparty at maturity.

     See Notes 1 through 4 to the Consolidated Financial Statements for additional information related to the assets in the investment portfolio.

DEPOSITS AND BORROWINGS

  DEPOSITS

     The Company attracts deposits through the 70 community banking branches located primarily in the Houston and Dallas/Ft. Worth areas including four supermarket branches, three of which were opened in June of 1996. Currently, the principal methods used by the Company to attract and retain deposit accounts include offering generally competitive interest rates, having branch locations in these major Texas markets, and offering a variety of services for the Company's customers. The Company uses traditional marketing methods to attract new customers and savings deposits, including newspaper, radio, and television advertising. The Company offers a traditional line of deposit products that currently includes checking, commercial checking, money market, savings accounts, and CDs. These deposit products are specifically tailored to meet the needs of the Company's consumer and small business banking customers.

     The following table illustrates the levels of deposits gathered by the Company's community banking network at September 30, 1996.

                           COMMUNITY BANKING NETWORK

                                                                    AVERAGE
                                                                   DEPOSITS
                                        NUMBER OF     DEPOSITS        PER
              LOCATION                  BRANCHES    OUTSTANDING     BRANCH
-------------------------------------   ---------   ------------   ---------
                                               (DOLLARS IN THOUSANDS)
Houston Area.........................       37      $  2,449,487    $ 66,202
Dallas/Ft. Worth Area................       29         1,371,803      47,304
Other................................        4           229,765      57,441
                                            --
                                                    ------------
     Total deposits..................       70      $  4,051,055      57,872
                                            ==      ============   =========

     The Company also offers cash management services to its MBF customers. These services are commercial deposit accounts comprised of operating accounts of MBF customers, escrow deposits, and principal and interest payments on the loans serviced by MBF customers. At September 30, 1996, these deposits totalled $879.3 million. While the Company does not generally solicit brokered deposits, the Company from time to time accepts brokered deposits when permitted by regulation and available at favorable rates. Wholesale deposits are raised from time to time through the Company's money desk from institutional investors.

     The following table sets forth, by account types, the aggregate amount and weighted average rate of the Company's deposits.

                                    DEPOSITS

                                                                AT SEPTEMBER 30,
                                       ------------------------------------------------------------------
                                               1996                   1995                   1994
                                       --------------------   --------------------   --------------------
                                                   WEIGHTED               WEIGHTED               WEIGHTED
                                                   AVERAGE                AVERAGE                AVERAGE
                                        AMOUNT       RATE      AMOUNT       RATE      AMOUNT       RATE
                                       ---------   --------   ---------   --------   ---------   --------
                                                             (DOLLARS IN THOUSANDS)
NON-INTEREST BEARING DEPOSITS........  $ 284,304     --   %   $ 181,196     --  %    $  76,498     --  %
INTEREST-BEARING DEPOSITS
  Transaction accounts...............    211,976      1.00      219,307     1.50       233,666     1.49
  Insured money fund accounts
    Consumer.........................    588,585      4.36      397,473     3.73       407,029     3.12
    Commercial.......................    810,743      5.29      857,669     5.82       416,571     4.84
                                       ---------   --------   ---------      ---     ---------      ---
      Subtotal.......................  1,399,328      4.90    1,255,142     5.16       823,600     3.99
                                       ---------   --------   ---------      ---     ---------      ---
  Savings accounts...................    130,137      2.48      144,301     2.73       222,769     2.60
  Certificates of deposit
    Consumer.........................  2,911,682      5.71    3,063,631     5.84     2,949,715     4.88
    Commercial.......................      2,667      4.88        2,273     5.36        --         --
    Wholesale........................    207,851     10.28      316,370     9.06       457,956     7.92
                                       ---------   --------   ---------      ---     ---------      ---
      Subtotal.......................  3,122,200      6.01    3,382,274     6.14     3,407,671     5.29
                                       ---------   --------   ---------      ---     ---------      ---
      Total interest-bearing
        deposits.....................  4,863,641      5.38    5,001,024     5.59     4,687,706     4.74
                                       ---------   --------   ---------      ---     ---------      ---
      Total deposits................. $5,147,945      5.08%  $5,182,220     5.40%   $4,764,204     4.67%
                                       =========   ========   =========      ===     =========      ===
Consumer............................. $3,939,631             $3,868,498             $3,834,239
Commercial...........................  1,000,463                997,352                472,009
Wholesale............................    207,851                316,370                457,956
                                       ---------              ---------              ---------
      Total deposits................. $5,147,945             $5,182,220             $4,764,204
                                       =========              =========              =========

     The following table sets forth, by various interest rate categories, the dollar amounts and the periods to maturity of the Company's time deposits at September 30, 1996.

                               DEPOSIT MATURITIES

                                             CERTIFICATES MATURING IN THE YEAR ENDING SEPTEMBER 30,
                                       ------------------------------------------------------------------
             STATED RATE                 1997       1998       1999       2000       2001      THEREAFTER     TOTAL
          -----------------            ---------  ---------  ---------  ---------  ---------   ----------   ---------
                                                                       (IN THOUSANDS)
2.99% and below......................  $   1,584  $  --      $  --      $  --      $  --        $ --        $   1,584
3.00% to 3.99%.......................     21,867        740          8     --         --               3       22,618
4.00% to 4.99%.......................    437,650     23,983     33,839      1,063      2,645          61      499,241
5.00% to 5.99%.......................    861,376    409,903     92,854      6,826     34,185         449    1,405,593
6.00% to 6.99%.......................    440,730    246,208     74,373     61,165     49,022       1,788      873,286
7.00% to 7.99%.......................     79,767      7,747      5,778     21,536     11,276       1,529      127,633
8.00% to 8.99%.......................      1,399        678      4,485      2,326        354          27        9,269
9.00% to 9.99%.......................        579      6,480      3,062         12        138         308       10,579
10.00% to 10.99%.....................     40,224     14,699     11,166        664         97         228       67,078
Over 10.99%..........................     88,281     16,757        281     --         --          --          105,319
                                       ---------  ---------  ---------  ---------  ---------   ----------   ---------
                                      $1,973,457  $ 727,195  $ 225,846  $  93,592  $  97,717    $  4,393   $3,122,200
                                       =========  =========  =========  =========  =========   ==========   =========

     The following table sets forth the amount of the Company's CD's that are $100,000 or greater by time remaining until maturity at September 30, 1996.

                      TIME DEPOSITS GREATER THAN $100,000

                                           NUMBER OF     DEPOSIT
                                            ACCOUNTS      AMOUNT
                                           ----------    --------
                                           (DOLLARS IN THOUSANDS)
Three months or less....................      1,234      $130,243
Over three through six months...........        551        57,661
Over six through twelve months..........        957       101,299
Over twelve months......................      1,813       190,973
                                           ----------    --------
                                              4,555      $480,176
                                           ==========    ========

  BORROWINGS

     The Company relies upon borrowings, primarily collateralized borrowings such as advances from the Federal Home Loan Bank ("FHLB") and reverse repurchase agreements, to fund its assets. Borrowings were the primary source of funds for the recent asset growth and accounted for 45% of the funding of average assets for fiscal 1996, 43% for fiscal 1995, and 31% for fiscal 1994. Fixed and adjustable-rate advances are obtained from the FHLB Dallas under a security and pledge agreement that restricts the amount of borrowings to the greater of a percentage of (i) fully disbursed single family loans, unless assets are physically pledged to the FHLB Dallas, and (ii) total assets. At September 30, 1996, these limitations were 65% and 45%, respectively. The Company's ability to borrow on reverse repurchase agreements is limited to the amount and market value of collateral that is available to collateralize these reverse repurchase agreements. At September 30, 1996, the Company had $1.2 billion in such collateral, $1.0 billion of which was collateralizing such reverse repurchase agreements. See Notes 9 and 10 to the Consolidated Financial Statements.

     The following table sets forth certain information regarding the borrowings of the Company as of or for the period indicated.

                                   BORROWINGS

                                        AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------------
                                           1996          1995          1994
                                       ------------  ------------  ------------
                                                (DOLLARS IN THOUSANDS)
FHLB ADVANCES
  Balance outstanding period-end...... $  3,490,386  $  4,383,895  $  2,620,329
  Maximum outstanding at any
     month-end........................    4,384,798     4,386,605     2,697,829
  Daily average balance...............    4,073,297     3,560,844     2,285,630
  Average interest rate...............         6.07%         6.31%         3.98%
REVERSE REPURCHASE AGREEMENTS
  Balance outstanding at period-end... $    832,286  $  1,172,533  $    553,000
  Fair value of collateral at
     period-end.......................    1,020,405     1,239,527       673,000
  Maximum outstanding at any
     month-end........................    1,096,508     1,355,540       553,000
  Daily average balance...............      955,681       887,932       273,899
  Average interest rate...............         5.77%         5.99%         3.85%
FEDERAL FUNDS PURCHASED
  Balance outstanding at period-end... $    --       $    --       $    --
  Maximum outstanding at any
     month-end........................      --            --             15,000
  Daily average balance...............           27           521           767
  Average interest rate...............         6.02%         5.95%         3.73%

ASSET AND LIABILITY MANAGEMENT

     The Company's asset and liability management process is utilized to manage the Company's interest rate risk through structuring the balance sheet and off-balance-sheet portfolios to maximize net interest income while maintaining acceptable levels of risk to changes in market interest rates. The achievement of this goal requires a balance between profitability, liquidity, and interest rate risk.

     Interest rate risk is managed by the ALCO, which is composed of senior officers of the Company, in accordance with policies approved by the Company's Board of Directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies, and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, the mortgage pipeline, and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits, consumer and commercial deposit activity, current market conditions, and interest rates on both a local and national level.

     The "interest rate sensitivity gap" is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, thus changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category. The Company's one year cumulative interest rate gap position at September 30, 1996 was negative $483.5 million or 4.51% of total assets. This is a one-day position which is continually changing and is not necessarily indicative of the Company's position at any other time. Additionally, the gap analysis does not consider the many factors accompanying interest rate movements. While the interest rate sensitivity gap is a useful measurement and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. During periods of rising interest rates the Company's assets tend to have prepayments that are slower than those in an interest rate sensitivity gap and would increase the negative gap position. Conversely, during a period of falling interest rates the Company's assets would tend to prepay faster than expected thus decreasing the negative gap.

     To effectively measure and manage interest rate risk, the Company uses simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and market value sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by executive management and the Company's Board of Directors on an ongoing basis. The Company has traditionally managed its business to reduce its overall exposure to changes in interest rates. However, under current policies of the Company's Board of Directors, management has been given some latitude to increase the Company's interest rate sensitivity position within certain limits if, in management's judgment, that will enhance profitability. As a result, changes in market interest rates may have a greater impact on the Company's financial performance in the future than they have had historically.

     The Company enters into certain financial instruments with off-balance-sheet risk in the ordinary course of business to reduce its exposure to changes in interest rates. The Company does not enter into instruments such as leveraged derivatives or structured notes. The financial instruments used for hedging interest rate risk include interest rate swaps, caps, floors, financial options, financial futures contracts, and forward delivery contracts. A hedge is an attempt to reduce risk by creating a relationship whereby any losses on the hedged asset or liability are expected to be offset in whole or in part by gains on the hedging financial instrument. Thus, market risk resulting from a particular off-balance-sheet instrument is normally offset by other on or off-balance-sheet transactions. See Note 12 to the Consolidated Financial Statements.

     The following table sets forth the expected repricing characteristics of the Company's consolidated assets and liabilities at September 30, 1996, utilizing assumptions noted below:

                           ASSET/LIABILITY REPRICING

                                                          AMOUNTS MATURING OR REPRICING IN
                                        --------------------------------------------------------------------
                                                         AFTER
                                                         THREE          AFTER         AFTER
                                        LESS THAN       MONTHS       SIX MONTHS      ONE YEAR
                                          THREE       BUT WITHIN     BUT WITHIN     BUT WITHIN      AFTER         NON-
                                          MONTHS      SIX MONTHS      ONE YEAR      FIVE YEARS    FIVE YEARS    REPRICING
                                        ----------    -----------    -----------    ----------    ----------    ---------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS(1)(2)
  Cash and investment
    securities(3)....................   $  950,698    $   52,600      $  --         $  --          $ 35,327     $  --
  Adjustable-rate loans and
    mortgage-backed securities.......    3,448,182     1,847,089      1,296,890     1,070,999        53,714        --
  Fixed-rate loans and
    mortgage-backed securities.......       51,630        51,204        101,226       641,860       312,254        --
  Single family mortgage warehouse...      260,745        --             --            --            --            --
  Other assets.......................       64,251        --             --            --            --           473,708
                                        ----------    -----------    -----------    ----------    ----------    ---------
      Total assets...................   $4,775,506    $1,950,893      $1,398,116    $1,712,859     $401,295     $ 473,708
                                        ==========    ===========    ===========    ==========    ==========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Certificates of deposit............   $  820,917    $  455,130      $ 699,554     $1,142,401     $  4,198     $  --
  Checking and savings(4)............    2,025,745        --             --            --            --            --
                                        ----------    -----------    -----------    ----------    ----------    ---------
      Total deposits.................    2,846,662       455,130        699,554     1,142,401         4,198        --
  Senior Notes.......................       --            --             --           115,000        --            --
  FHLB advances and other
    borrowings.......................    3,881,427       365,000         50,000        23,545         2,700        --
  Other liabilities..................      310,217        --             --            --            --           100,000
  Minority interest..................       --            --             --            --            --           185,500
  Stockholders' equity...............       --            --             --            --            --           531,043
                                        ----------    -----------    -----------    ----------    ----------    ---------
      Total liabilities, minority
        interest, and stockholders'
        equity.......................   $7,038,306    $  820,130      $ 749,554     $1,280,946     $  6,898     $ 816,543
                                        ==========    ===========    ===========    ==========    ==========    =========
Gap before off-balance-sheet
  financial instruments..............  $(2,262,800)   $1,130,763      $ 648,562     $ 431,913      $394,397     $(342,835)
OFF-BALANCE-SHEET(5)
  Interest rate swap
    agreements -- pay floating.......      (25,000)       25,000         --            --            --            --
                                        ----------    -----------    -----------    ----------    ----------    ---------
Gap..................................  $(2,287,800)   $1,155,763      $ 648,562     $ 431,913      $394,397     $(342,835)
                                        ==========    ===========    ===========    ==========    ==========    =========
Cumulative gap.......................  $(2,287,800)  $(1,132,037)     $(483,475)
                                                                     ===========
Cumulative gap as a percentage of
  total assets.......................       (21.36)%      (10.57 )%       (4.51)%

                                         TOTAL
                                       ----------
ASSETS(1)(2)
  Cash and investment
    securities(3)....................  $1,038,625
  Adjustable-rate loans and
    mortgage-backed securities.......   7,716,874
  Fixed-rate loans and
    mortgage-backed securities.......   1,158,174
  Single family mortgage warehouse...     260,745
  Other assets.......................     537,959
                                       ----------
      Total assets................... $10,712,377
                                       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Certificates of deposit............  $3,122,200
  Checking and savings(4)............   2,025,745
                                       ----------
      Total deposits.................   5,147,945
  Senior Notes.......................     115,000
  FHLB advances and other
    borrowings.......................   4,322,672
  Other liabilities..................     410,217
  Minority interest..................     185,500
  Stockholders' equity...............     531,043
                                       ----------
      Total liabilities, minority
        interest, and stockholders'
        equity....................... $10,712,377
                                       ==========
Gap before off-balance-sheet
  financial instruments..............
OFF-BALANCE-SHEET(5)
  Interest rate swap
    agreements -- pay floating.......
Gap..................................
Cumulative gap.......................
Cumulative gap as a percentage of
  total assets.......................

------------
(1) Fixed-rate loans and MBS are distributed based on their contractual maturity adjusted for anticipated prepayments, and adjustable-rate loans and MBS are distributed based on the interest rate reset date and contractual maturity adjusted for anticipated prepayments. Loans and MBS runoff and repricing assumes a constant prepayment rate based on coupon rate and maturity. The weighted average annual projected prepayment rate was 19%.

(2) Assets repricing to lagging rate indices are adjusted to reflect the delay in the repricing of the index to market interest rates. The lagging indices are based on a blended cost of funds, primarily the FHLB 11th District Cost of Funds Index. These indices are assumed to take 18 months to reprice fully to a change in the general level of interest rates.

(3) Investment securities include repurchase agreements, federal funds sold, trading account assets, securities, and FHLB stock.

(4) Checking and savings deposits are presented in the earliest repricing period since amounts in these accounts are subject to withdrawal upon demand.

(5) The above table includes only those off-balance-sheet financial instruments which impact the gap in all interest rate environments. The Company also has certain off-balance-sheet financial instruments which hedge specific interest rate risks.

COMPETITION

     The Company competes primarily with seven commercial banks and five thrift institutions, all of which have a substantial presence in the same markets as the Company. Competitors for deposits include thrift institutions, commercial banks, credit unions, full service and discount broker dealers, and other investment alternatives, such as mutual funds, money market funds, and savings bonds or other government securities. The Company and its peers compete primarily on price at which products are offered and on customer service.

     The Company competes for mortgage originations with thrift institutions, banks, insurance companies, and mortgage companies, many of which operate nationwide mortgage origination networks similar to that of the Company. Primary competitive factors include service quality, relationships with builders and real estate brokers, and rates and fees. Many of the Company's competitors are, or are affiliated with, organizations with substantially larger asset and capital bases (including regional and multi-national banks and bank holding companies) and with lower funding costs.

SUBSIDIARIES

     At September 30, 1996, the Company had no direct subsidiaries other than the Bank. The Bank is permitted to invest in the capital stock, obligations, and other securities of its service corporations in an aggregate amount not to exceed 2% of the Bank's assets, plus an additional 1% of assets if such investment is used for community development or inner-city development purposes. In addition, if the Bank meets minimum regulatory capital requirements, it may make certain conforming loans in an amount not exceeding 50% of the Bank's regulatory capital to service corporations of which the Bank owns more than 10% of the stock. At September 30, 1996, the Bank was authorized to have a maximum investment of approximately $320.8 million in its subsidiaries.

  BNKU HOLDINGS, INC.

     In December 1996, the Company formed a new, wholly owned, Delaware subsidiary, Holdings. After acquiring all the common stock of Holdings, the Company contributed all the common stock of the Bank to Holdings, and Holdings assumed the obligations of the Company's Senior Notes. As a result of these transactions, Holdings is the sole subsidiary of the Company and the Bank is the sole subsidiary of Holdings.

  COMMONWEALTH UNITED MORTGAGE COMPANY

     The Bank is the sole shareholder of Commonwealth United Mortgage Company, a Texas corporation formed in 1992 to function as a licensed mortgage banker in the state of Vermont.

  UNITED AGENCY CORPORATION

     United Agency Corporation is a wholly-owned subsidiary of the Bank whose primary purpose is holding the stock of Commonwealth General Services Agency, Inc., an Arkansas corporation incorporated in 1951 ("CGSA"). CGSA is a managing general insurance agency that contracts with insurance companies and agencies that offer insurance products to the Bank's mortgage loan customers. CGSA earns a commission on each insurance policy sold by the insurance companies or agencies with which CGSA contracts.

  UNITED CAPITAL MANAGEMENT CORPORATION

     The Bank is the sole shareholder of United Capital Management Corporation, a Texas corporation formed in 1985 to function in the deposit referral business and is currently inactive.

  UNITED FINANCIAL MARKETS, INC.

     The Bank is the sole shareholder of United Financial Markets, Inc. ("UFM"), a Texas corporation, which acts as a full-service broker-dealer. UFM, through its institutional division, sells various securities products and whole loans, and engages in the deposit referral business with institutional and sophisticated retail customers. Through its retail division, UFM markets annuities and securities, including mutual funds, stocks and bonds, to the Bank's retail customers. UFM is a broker-dealer registered with the SEC and a member of the National Association of Securities Dealers ("NASD"). UFM commenced operations in late 1992, and its activities have been expressly approved by the Office of Thrift Supervision ("OTS").

  UNITED GREENWAY SECURITIES SERVICES, INC.

     The Bank is the sole shareholder of United Greenway Securities Services, Inc., a Texas corporation formed in 1989 to make mutual funds and other non-deposit products available to retail customers through referrals to a registered broker-dealer. This subsidiary is currently inactive.

  UNITED MORTGAGE SECURITIES CORPORATION

     The Bank is the sole shareholder of United Mortgage Securities Corporation, a Delaware corporation formed in 1993 to issue MBS securitized with mortgage loans purchased from the Bank.

  USAT MORTGAGE SECURITIES, INC.

     The Bank is the sole shareholder of USAT Mortgage Securities, Inc., a Texas corporation formed in 1985 to function as an issuer of three series of CMOs. This subsidiary is currently inactive.

PERSONNEL

     As of September 30, 1996, the Company employed 2,216 full-time employees and 166 part-time employees. The employees are not represented by a collective bargaining agreement, and the Company believes that it has good relations with its employees. See Note 13 to the Consolidated Financial Statements.

THE ASSISTANCE AGREEMENT

     In 1988, the Company acquired from the Federal Savings and Loan Insurance Corporation ("FSLIC") certain of the assets and assumed all the deposits and certain other liabilities of United Savings Association of Texas ("Old USAT"), an insolvent thrift (the "Acquisition"). In connection with the Acquisition, the Bank, the Company and certain of their direct and indirect parent entities entered into an overall agreement with the FSLIC and the Federal Home Loan Bank Board ("FHLBB") that was evidenced by several written agreements (the "Agreements"). The principal contract relating to the Acquisition was the agreement, dated December 30, 1988, among the FSLIC, the Company, the Bank, and certain of the Bank's other direct and indirect parent entities pursuant to which the FSLIC agreed to provide the Bank with certain forms of financial assistance and which set forth certain mutual, interdependent commitments of the parties with respect to the Acquisition ("Assistance Agreement"). The other written agreements comprising the overall agreement were the Acquisition Agreement, dated December 30, 1988, between the FSLIC and the Bank; the warrant agreement ("Warrant Agreement"), dated December 30, 1988, between the FSLIC and the Bank; the Regulatory Capital Maintenance Agreement, dated December 30, 1988, among the FSLIC, the Bank, the Company, Hyperion Holdings Inc., a Delaware Corporation ("Hyperion Holdings"), and Hyperion Partners L.P., a Delaware limited partnership ("Hyperion Partners"); and a forbearance letter (the "Forbearance Agreement"), dated February 15, 1989, among the FHLBB, the Bank, the Company, Hyperion Holdings, and Hyperion Partners. The Acquisition Agreement set forth the terms of the Bank's acquisition of substantially all of the assets of Old USAT and the assumption of Old USAT's secured, deposit and certain tax liabilities. The Warrant Agreement granted the FSLIC a warrant ("Warrant") to purchase up to 158,823 shares of common stock of the Bank at an exercise price of $0.01 per share. See " -- Warrant Agreement". The Regulatory Capital Maintenance Agreement placed certain restrictions on the Bank's payment of dividends on the common stock of the Bank. The Agreement for Operating Policies required the Bank to prepare a three year business plan and certain specified written operating policies. The Forbearance Agreement granted forbearances to the Bank, the Company, Hyperion Holdings and Hyperion Partners from regulatory action relating to capital requirements and accounting procedures. All of the Agreements have terminated except one provision of the Assistance Agreement granting certain indemnities to the Bank, the Company, Hyperion Holdings, Hyperion Partners, the Forbearance Agreement and the tax benefit agreement
("Tax Benefits Agreement"), dated December 28, 1993, among the Bank, the Company, Hyperion Holdings, and Hyperion Partners, which governs the sharing of tax benefits with the Federal Deposit Insurance Corporation ("FDIC") as manager of the FSLIC Resolution Fund (the "FRF"), ("FDIC-FRF").

     The Company also succeeded to substantial net operating loss carryforwards ("NOLs") as a result of the Acquisition and has recorded substantial additional NOLs for tax purposes due to the exclusion of assistance payments received from the FRF under the Assistance Agreement from taxable income and the deduction of losses and writedowns on certain assets (the "Covered Assets") for which tax-free assistance payments were received. See " -- Taxation -- FSLIC Assistance".

     The Assistance Agreement was terminated on December 23, 1993, when the Company, the Bank, certain of their direct and indirect parent entities, and the FDIC entered an agreement settling certain disputes with respect to various matters relating to the Acquisition and the Assistance Agreement (the "Settlement Agreement"). Pursuant to the Settlement Agreement, the Assistance Agreement was terminated, the Bank no longer managed or owned the Covered Assets (except for certain of the Covered Assets that were "uncovered" and retained), and, as of December 28, 1993, the Bank no longer received any significant financial assistance from the FRF. The Settlement Agreement also provided for the continuation of certain of the Company's and the Bank's claims against the United States in the United States Court of Federal Claims. See
" -- Forbearance".

     Pursuant to the Assistance Agreement and the Settlement Agreement, the Bank received substantial payments from the FRF during fiscal 1994 as follows:

                                           (IN THOUSANDS)
Payments affecting the results of
  operations............................      $ 23,143
Other payments
     Settlement payment.................       195,300
     Other..............................           468
                                           --------------
          Total FRF payments............      $218,911
                                           ==============

  WARRANT AGREEMENT

     Concurrent with the execution of the Assistance Agreement, the Bank and the FSLIC entered into the Warrant Agreement pursuant to which the FSLIC was granted the Warrant to purchase up to 158,823 shares of common stock of the Bank at an exercise price of $0.01 per share. Pursuant to the Settlement Agreement, the Bank and the FDIC-FRF entered into the First Amendment to the Warrant Agreement on December 28, 1993 (the "First Amendment to Warrant Agreement"). References to the Warrant Agreement below are to the Warrant Agreement as amended by the First Amendment to Warrant Agreement.

     Pursuant to the Settlement Agreement, all disputes with respect to the Warrant were resolved, and the parties agreed that the Bank was to make payments in lieu of dividends to the holder of the Warrant upon any payment of dividends on the common stock of the Bank (other than dividends for which anti-dilution adjustments are made) beginning December 28, 1993 until December 30, 1998 or such earlier date as the Warrant was no longer outstanding. In May 1996, the Bank made a payment in lieu of dividends to the FDIC-FRF of $5.9 million in connection with the declaration of a $100 million dividend on the common stock of the Bank.

     In August 1996, the FDIC surrendered a portion of the Warrant for a cash payment of $6.1 million, exercised the remainder of the Warrant for common stock of the Bank, and immediately exchanged the shares of common stock of the Bank it received for 1,503,560 shares of common stock of the Company. The FDIC sold all of the 1,503,560 shares of common stock of the Company in the Offering.

  FORBEARANCE

     In connection with the original acquisition of the Bank by the Company, the FHLBB also approved the Forbearance Agreement. Under the terms of the Forbearance Agreement, the FSLIC agreed to waive or forbear from the enforcement of certain regulatory provisions with respect to regulatory capital requirements, liquidity requirements, accounting requirements and other matters. After the enactment of Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the OTS took the position that the capital standards set forth in FIRREA applied to all savings institutions, including those institutions that had been operating under previously granted capital and accounting forbearances, and that FIRREA eliminated these forbearances. While the Bank has not had to rely on such forbearances or waivers in order to remain in compliance with existing capital requirements as interpreted by the OTS, the position of the OTS has adversely affected the Bank by curtailing the growth and reducing the leverage contemplated by the terms of the Forbearance Agreement. The Bank also has been and continues to be in compliance with all of the other referenced regulatory capital provisions and, accordingly, has not had to rely on the waivers or forbearances provided in the Acquisition.

Pursuant to the Settlement Agreement, the Company, the Bank and certain of their then-direct and indirect parent entities have retained all causes of action and claims relating to the forbearances against the United States in the United States Court of Federal Claims, and the FDIC and the other governmental parties to the lawsuit have reserved any and all defenses to such causes of actions and claims.

     On July 25, 1995, the Bank, the Company, and Hyperion Partners (collectively "Plaintiffs") filed suit against the United States in the Court of Federal Claims for alleged failures of the United States (i) to abide by a capital forbearance, which would have allowed the Bank to operate for ten years under negotiated capital levels lower than the levels required by the then existing regulations or successor regulations, (ii) to abide by its commitment to allow the Bank to count $110 million of subordinated debt as regulatory capital for all purposes and (iii) to abide by an accounting forbearance, which would have allowed the Bank to count as capital for regulatory purposes, and to amortize over a period of twenty-five years, the $30.7 million difference between certain FSLIC payment obligations to the Bank and the discounted present value of those future FSLIC payments. The lawsuit is in a preliminary stage. The lawsuit was stayed pending the United States Supreme Court's review in UNITED STATES V. WINSTAR CORP., an action by three other thrifts raising similar issues (the "Winstar cases"). On July 1, 1996, the Supreme Court upheld lower court rulings that the United States had breached the contracts involved in the WINSTAR cases and remanded the cases for further proceedings on the issue of damages. Since the Supreme Court ruling, the Chief Judge of the Court of Federal Claims convened a number of status conferences to establish a case management protocol for the more than 100 lawsuits on the Court of Federal Claims docket, that, like Plaintiffs' case, involve issues similar to those raised in the WINSTAR case.

     Following a number of status conferences, Chief Judge Loren Smith of the United States Court of Federal Claims transferred all WINSTAR-related cases to his own docket and entered an Omnibus Case Management Order governing proceedings in such cases, including the Company's case. Under the Omnibus Case Management Order, Chief Judge Smith serves as the "Managing Judge" for all WINSTAR-related cases and may assign other judges of the United States Court of Federal Claims to resolve pre-trial discovery disputes and common legal issues and to conduct trials. The Government and Plaintiffs in WINSTAR-related cases were directed to exchange certain significant documents as early as October 2, 1996. Trials on damages in two of the three WINSTAR cases that were decided by the United States Supreme Court in July 1996 are scheduled for early 1997. Damages trials in the remaining cases subject to the Omnibus Case Management Plan are scheduled to begin four months after completion of the first two damages trials. The Company's case is one of thirteen cases that "shall be accorded priority in the scheduling" of the damages trials under the Omnibus Case Management Order.

     While the Company expects the Plaintiffs' claims for damages to exceed $200 million, the Company is unable to predict the outcome of Plaintiffs' suit against the United States and the amount of judgment for damages, if any, that may be awarded. The Company, on November 27, 1996, moved for partial summary judgement on liability and is pursuing an early trial on damages. Uncertainties remain concerning the administration of the Omnibus Case Management Order and the future course of the Company's lawsuit pursuant to the Omnibus Case Management Order. Accordingly, the Company cannot predict the timing of any resolution of its claims. The Company expects the trial of its case to commence during the first quarter of fiscal 1998. The Company is also unable to predict the outcome of its suit against the United States and the amount of judgment for damages, if any, that may be awarded. Consequently, no assurances can be given as to the results of this suit. See "Legal Proceedings".

     The Company and the Bank have entered into an agreement with Hyperion Partners acknowledging the relative value, as among the parties, of their claims in the pending litigation. The agreement confirms that the Company and the Bank are entitled to receive 85% of the amount, if any, recovered as a result of any settlement of or a judgment on such claims, and that Hyperion Partners is entitled to receive 15% of such amount. The agreement was approved by the disinterested directors of the Company. Plaintiffs will continue to cooperate in good faith and will use their best efforts to maximize the total amount, if any, that they may recover.

REGULATION

REGULATION OF SAVINGS AND LOAN HOLDING COMPANIES

     The Company is a savings and loan holding company that is regulated and subject to examination by the OTS. The activities of savings and loan holding companies are governed by the provisions of the Home Owners' Loan Act, as amended (the "HOLA"). Pursuant to the HOLA, a savings and loan holding company may not (i) acquire control of a savings association or savings and loan holding company without prior OTS approval; (ii) acquire, except with prior OTS approval, by process of merger, consolidation, or purchase of assets of another savings association or savings and loan holding company, all or substantially all of the assets of any such association or holding company; or (iii) acquire, by purchase or otherwise, more than 5% of the voting shares of a savings association that is not a subsidiary, or of a savings and loan holding company that is not a subsidiary. Other restrictions on activities of a savings and loan holding company do not apply to the Company because its savings association subsidiary is a qualified thrift lender. See " -- Safety and Soundness Regulations -- Investment Authority -- QTL Test". Every subsidiary savings association of a savings and loan holding company must give the OTS not less than 30 days of advance notice of proposed dividend declarations.

SAFETY AND SOUNDNESS REGULATIONS

  CHARTER, SUPERVISION, AND EXAMINATION

     CHARTER. The Bank is chartered under the HOLA, which imposes certain obligations and restrictions upon, and grants certain powers to, federally chartered savings banks such as the Bank. The provisions of the HOLA are implemented by regulations adopted and administered by the OTS.

     OTS. Federally chartered savings banks, such as the Bank, are subject to extensive regulation by the OTS and must regularly file financial and other reports with that agency. The supervision and regulation to which the Bank is subject is intended primarily for the protection of its depositors. The OTS performs periodic examinations of the Bank to test compliance by the Bank with various regulatory requirements. The OTS may revalue assets of an insured institution based upon appraisals and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets, as well as require specific charge-offs relating to such assets.

     The OTS prescribes regulations for the collection of fees in order to recover the expenses of the agency, the cost of supervision of savings associations, the examination of savings associations and their subsidiaries, and the processing of applications, filings, notices, and certain other requests of savings associations filed with the OTS. The OTS adopted a two-pronged sliding scale approach in 1990 by which all institutions pay a general assessment and troubled institutions pay an additional premium assessment. The Bank has never been subject to a premium assessment. The Bank's general assessments amounted to approximately $1.5 million and $1.2 million in the aggregate during fiscal 1996 and 1995, respectively.

     FDIC. The FDIC administers the SAIF, which insures the deposits of savings associations such as the Bank. The Bank's deposits are insured by the SAIF to a maximum of $100,000 for each insured depositor. In addition, the FDIC has certain regulatory and full examination authority over OTS regulated savings associations. The FDIC may also recommend enforcement actions against savings associations to the OTS and, if the OTS fails to act on the FDIC's recommendation, the FDIC may, under certain circumstances, compel the OTS to take the requested enforcement action.

     INSURANCE ASSESSMENTS. The FDIC establishes premium assessment rates for SAIF deposit insurance. There is no statutory limit on the maximum assessment and the percent of increase in the assessment that the FDIC may impose in any one year. Effective January 1, 1993, the FDIC adopted risk-based assessment regulations.

     To arrive at a risk-based assessment for each bank and thrift, the FDIC places it in one of nine risk categories using a two-step process based first on capital ratios and then on relevant supervisory information. Each institution is assigned to one of three groups (well-capitalized, adequately capitalized, or undercapitalized) based on its capital ratios. A "well-capitalized" institution is one that has at least a 10% "total risk-based capital" ratio
(the ratio of total capital to risk-weighted assets), a 6% "tier 1 risk-based capital" ratio (the ratio of tier 1 (core) capital to risk-weighted assets) and a 5% "leverage capital" ratio (the ratio of core capital to adjusted total assets). An "adequately capitalized" institution has at least an 8% total risk-based capital ratio, a 4% tier 1 (core) risk-based capital ratio and a 4% leverage capital ratio. An "undercapitalized" institution is one that does not meet either the definition of well-capitalized or adequately capitalized.

     The FDIC also assigns each institution to one of three supervisory subgroups based on an evaluation of the risk posed by the institution. These supervisory evaluations modify premium rates within each of the three capital groups. The nine risk categories and the corresponding SAIF assessment rates are as follows:

                                            SUPERVISORY SUBGROUP
                                       -------------------------------
                                           A          B          C
                                          --         --         --
Meets numerical standards for:
     Well-capitalized................     23         26         29
     Adequately capitalized..........     26         29         30
     Undercapitalized................     29         30         31

     For purposes of assessments of FDIC insurance premiums, as of September 30, 1996, the Company believes that the Bank is a "well-capitalized" institution. FDIC regulations prohibit disclosure of the supervisory subgroup to which an insured institution is assigned. The Bank's insurance assessments for fiscal 1996 and 1995 were $12.0 million and $11.4 million, respectively.

     Both the SAIF and the Bank Insurance Fund ("BIF"), the deposit insurance fund that covers most commercial bank deposits, are statutorily required to achieve and maintain a reserve ratio equal to 1.25% of estimated insured deposits. As a result of the BIF reaching the 1.25% level, on August 16, 1995, the FDIC lowered the deposit insurance premium assessment rate for BIF members to between .04% and .31% of insured deposits, while retaining the assessment rate of .23% to .31% of insured deposits for members of SAIF. On November 14, 1995, the FDIC further reduced insurance premiums on BIF deposits by 0.04% of insured deposits, creating an assessment range of 0% to .27% of insured deposits, subject to a statutory requirement that all institutions pay at least $2,000 annually. Approximately 92% of BIF members qualify for the lowest assessment rate. As a result of the significant disparity in the deposit insurance premiums paid by well-capitalized SAIF members, such as the Bank, and well-capitalized BIF members, SAIF members were at a competitive disadvantage to BIF members with respect to the pricing of loans and deposits and the ability to achieve lower operating costs.

     On September 30, 1996, President Clinton signed into law the Economic Growth and Paperwork Reduction Act of 1996 (the "1996 Act"). The 1996 Act required the FDIC to impose a one-time assessment on institutions holding SAIF deposits in an amount sufficient to increase the SAIF's net worth to 1.25% of SAIF-insured deposits, as of October 1, 1996. The special assessment, which was collected on November 27, 1996, was 65.7 basis points times the amount of deposits held by an institution as of March 31, 1995. The special assessment is deductible in the tax year paid.

     As a result of the special assessment, the SAIF is deemed to have met its designated reserve ratio as of October 1, 1996. On October 8, 1996, the FDIC proposed new risk-based assessments for SAIF-insured institutions. The SAIF base assessment rates would effectively range from 0 to 27 basis points beginning October 1, 1996. For the last calendar quarter of 1996, a special interim schedule of rates ranging from 18 to 27 basis points would apply, reflecting the assessments necessary to pay interest on the Financing Corporation ("FICO") bonds. Any excess assessments collected under the prior assessment schedule will be refunded or credited, with interest. Thus, except to the extent of FICO assessments, SAIF and BIF institutions will have the same assessment schedule as of January 1, 1997.

     Under the 1996 Act, during the period beginning January 1, 1997 through December 31, 1999, SAIF-insured institutions will pay 6.44 basis points toward FICO bonds and BIF-insured institutions will pay 1.29 basis points. Starting in the year 2000, BIF and SAIF institutions will begin sharing the FICO burden on a pro rata basis until termination of the FICO obligation in 2017, thus eliminating all assessment disparities.

     TERMINATION OF INSURANCE. The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, or order, or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of an institution's accounts is terminated, the accounts at the institution at the time of such termination, less subsequent withdrawals, would continue to be insured for a period of six months to two years, as determined by the FDIC.

     AUDIT REQUIREMENTS. In May 1993, the FDIC adopted rules establishing annual independent audits and financial reporting requirements for all depository institutions with assets of more than $500 million, and for their management, and their independent auditors. The rules also establish requirements for the composition, duties, and authority of such institutions' audit committees and boards of directors. Among other things, all depository institutions with assets in excess of $500 million are required to prepare and make available to the public annual reports on their financial condition and management, including statements of management's responsibility for preparing the institution's financial statements, for establishing and maintaining an internal control structure and procedures for financial reporting, and for complying with specified laws and regulations relating to safety and soundness, and an assessment of the effectiveness of such internal controls and procedures and the institution's compliance with laws and regulations designated by the FDIC. The institution's independent auditors are required to attest to these management assessments. Each such institution also is required to have an audit committee composed of directors who are independent of management of the institution. Audit committees of large institutions (institutions with assets exceeding $3.0 billion) must: (i) include members with banking or related financial management expertise; (ii) have the ability to engage their own independent legal counsel; and (iii) must not include any entities designated as "large customers" of the institution. In some cases, the institution's responsibilities under these rules may be fulfilled by its holding company.

     The 1996 Act repealed the requirement that an independent auditor attest on the procedures employed by financial institutions to detect and report violations of designated laws. The 1996 Act also authorizes the appropriate Federal banking agency to permit the independent audit committee to contain inside as well as outside directors if the institution has encountered hardships in recruiting and retaining outside directors to serve on the committee.

     FEDERAL RESERVE BOARD. The Board of Governors of the Federal Reserve System (the "Federal Reserve Board") requires all depository institutions (including savings associations) to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Reserves of 3% must be maintained against total transaction accounts of $52.0 million or less (subject to adjustment by the Federal Reserve Board) and an initial reserve of $1,560,000 plus 10% (subject to adjustment by the Federal Reserve Board to a level between 8% and 14%) must be maintained when total transaction accounts exceed such amount. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. See " -- Investment Authority -- Liquidity".

     Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require savings associations to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the Federal Reserve Bank.

     FEDERAL HOME LOAN BANKS. The Bank is a member of the FHLB Dallas, which is one of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member thrift institutions, as well as for qualified commercial banks and other entities involved in home mortgage finance. The Bank, as a member of the FHLB Dallas, is required to purchase and hold shares of the capital stock in that FHLB in an amount at least equal to the greater of: (i) 1% of the aggregate principal amount of its unpaid mortgage loans, home purchase contracts and similar obligations at the beginning of each year; (ii) 0.3% of its assets; or (iii) 5% (or such greater fraction as established by the FHLB) of its advances (I.E., borrowings) from the FHLB.

     CAPITAL REQUIREMENTS

     REQUIREMENTS AND STANDARDS. The OTS capital regulations have three components: a leverage limit, a tangible capital requirement, and a risk-based capital requirement. See Note 15 to the Consolidated Financial Statements for compliance with the regulatory capital requirements. The OTS has broad discretion to impose capital requirements in excess of minimum applicable ratios. See " -- Enforcement".

     LEVERAGE LIMIT. The leverage limit requires that a savings association maintain "core capital" of at least 3% of its adjusted total assets. For purposes of this requirement, total assets are adjusted to exclude intangible assets and investments in certain subsidiaries, and to include the assets of certain other subsidiaries, certain intangibles arising from prior period supervisory transactions, and permissible MSRs. "Core capital" includes common shareholders' equity and retained earnings, noncumulative perpetual preferred stock and related surplus and minority interests in consolidated subsidiaries, minus intangibles, plus certain MSRs and certain goodwill arising from prior regulatory accounting practices.

     Although accounted for under Generally Accepted Accounting Principles ("GAAP") as an intangible asset, certain MSRs need not be deducted in computing core and tangible capital. Generally, the lower of 90% of the fair market value of readily marketable MSRs, or the current unamortized book value as determined under GAAP may be included in core and tangible capital up to a maximum of 50% of core capital computed before the deduction of any disallowed qualifying intangible assets. At September 30, 1996, the Bank's core capital included $121.3 million of MSRs.

     In determining core capital, all investments in and loans to subsidiaries engaged in activities not permissible for national banks, which are generally more limited than activities permissible for savings associations and their subsidiaries ("nonconforming subsidiaries"), must be deducted. Certain exceptions are provided, including exceptions for mortgage banking subsidiaries and subsidiaries engaged in agency activities for customers (unless determined otherwise by the FDIC on safety and soundness grounds). Generally, all subsidiaries engaged in activities permissible for national banks are required to be consolidated for purposes of calculating capital compliance by the parent savings association.

     TANGIBLE CAPITAL REQUIREMENT. The tangible capital requirement mandates that a savings association maintain tangible capital of at least 1.5% of adjusted total assets. For purposes of this requirement, adjusted total assets are calculated on the same basis as for the leverage limit. "Tangible capital" is defined in the same manner as core capital, except that all intangible assets except qualifying MSRs must be deducted. At September 30, 1996, the Bank's tangible capital ratio was 6.57%.

     RISK-BASED CAPITAL REQUIREMENT. The risk-based requirement promulgated by the OTS is required by the HOLA to track the standard applicable to national banks, except that the OTS may determine to reflect interest rate and other risks not specifically included in the national bank standard. However, such deviations from the national bank standard may not result in a materially lower risk-based requirement for savings associations than for national banks. The risk-based standard adopted by the OTS is similar to the Office of the Comptroller of the Currency ("OCC") standard for national banks.

     The risk-based standards of the OTS require maintenance of core capital equal to at least 4% of risk-weighted assets and total capital equal to at least 8% of risk-weighted assets. "Total capital" includes core capital plus supplementary capital (except that includable supplementary capital may not exceed core capital). Supplementary capital includes: cumulative perpetual preferred stock; mutual capital certificates, income capital certificates and net worth certificates; nonwithdrawable accounts and pledged deposits to the extent not included in core capital; perpetual and mandatory convertible subordinated debt and maturing capital instruments meeting specified requirements; and general loan and lease loss allowances, up to a maximum of 1.25% of risk-weighted assets. At September 30, 1996, the Bank's core capital and total capital ratios were 6.64% and 13.09%, respectively.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance-sheet assets, are multiplied by a risk factor ranging from 0% to 100%, as assigned by the OTS based on the risks it believes inherent in the type of asset. Comparable weights are assigned to off-balance-sheet activities.

     INTEREST RATE RISK ("IRR") COMPONENT. OTS regulations add an IRR component to the 8% risk-based capital requirement discussed above. Only savings associations with more than a "normal" level of IRR are subject to IRR requirements. The IRR component is calculated as one-half of the difference between the institution's measured IRR and 2%, multiplied by the market value of the institution's assets.

     On October 13, 1994, the OTS waived the IRR capital deduction until guidelines under which institutions may appeal such a deduction were published. The OTS extended the waiver on March 20, 1995 until further notice. On August 21, 1995, the OTS adopted and approved an appeal process, but again delayed the IRR capital deduction indefinitely.

     FAILURE TO MEET REQUIREMENTS. Any savings association that fails to meet its regulatory capital requirements is subject to enforcement actions by the OTS or the FDIC. The OTS must limit the asset growth of any undercapitalized association and issue a capital directive against the association. See
" -- Enforcement -- Prompt Corrective Action".

     CAPITAL DISTRIBUTIONS. Limitations are imposed upon all "capital distributions" by savings associations, including cash dividends, payments by an institution in a cash-out merger, and other distributions charged against capital. The capital distribution regulation establishes a three-tiered system, with the greatest flexibility afforded to well-capitalized institutions.

     Under the capital distribution regulation, an association that immediately prior to a proposed capital distribution, and on a pro forma basis after giving effect to a proposed capital distribution, has capital that is equal to or greater than the amount of its fully phased-in capital requirement is a "tier 1 association". To qualify, an association must maintain the following capital ratios: (i) tangible capital to adjusted total assets ratio of 1.50%, (ii) core capital to adjusted total assets ratio of 3.00%, and (iii) total risk-based capital to risk-weighted assets ratio of 8.00%, of which at least 4.00% must be core capital. An association that immediately prior to a proposed capital distribution, and on a pro forma basis after giving effect to a proposed capital distribution, has capital that is equal to or in excess of its minimum capital requirements is a "tier 2 association". An association that immediately prior to a proposed capital distribution, and on a pro forma basis after giving effect to a proposed capital distribution, has capital that is less than its minimum regulatory capital requirement is a "tier 3 association". The Bank currently qualifies as a tier 1 association. See "Management's Discussion and Analysis -- Capital Resources and Liquidity -- Regulatory Matters".

     Upon 30 days' notice to the OTS, a tier 1 association may make capital distributions during a calendar year up to the higher of 100% of its net income to date during the calendar year, plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year or 75% of its net income over the most recent four quarter period. A tier 1 association may not make capital distributions in excess of the foregoing limitations except upon notice to the OTS and an opportunity for the OTS to object to such capital distribution. The OTS may prohibit an otherwise permissible capital distribution upon a determination that making such a distribution would be an unsafe or unsound practice. The OTS may notify an institution that qualifies as a tier 1 association that it is subject to more than normal supervision and thereafter, treat it as a tier 2 or tier 3 association.

     Under the prompt corrective action provisions discussed below, no insured depository institution may make a capital distribution if after such distribution it would be undercapitalized. See " -- Enforcement -- Prompt Corrective Action". The OTS has proposed to amend its capital distribution regulation to conform to the prompt corrective action system and to provide additional flexibility. Under the proposal, savings associations that have a composite CAMEL rating (examination rating) of "1" or "2" and that are not holding company subsidiaries need not notify the OTS before making a capital distribution. Savings associations that were adequately or well-capitalized under prompt corrective action and that would remain at least adequately capitalized after a capital distribution would be permitted to make a distribution after providing notice to the OTS. "Troubled" and undercapitalized institutions could make capital distributions only by filing an application and receiving OTS approval, which would be granted only under certain limited conditions. The proposal defines "troubled condition" as a function of an institution's examination rating, its capital condition, or on the basis of supervisory directives issued or designation made by the OTS.

  INVESTMENT AUTHORITY

     PERMISSIBLE LOANS AND INVESTMENTS. Federally chartered savings banks, such as the Bank, are authorized to originate, invest in, sell, purchase, service, participate, and otherwise deal in: (i) loans made on the security of residential and nonresidential real estate, (ii) commercial loans, and (iii) consumer loans, including credit card loans. The lending authority of federally chartered associations is subject to numerous OTS requirements, including, as applicable, requirements governing amortization, term, loan-to-value ratio, percentage-of-assets limits, and loans-to-one-borrower limits. In September of 1996, the OTS substantially revised its investment and lending regulations eliminating many of their specific requirements in favor of a more general standard of "safety and soundness".

     A federally chartered savings association may invest, without limitation, in the following assets: (i) obligations of the United States government or certain agencies or instrumentalities thereof; (ii) stock issued or loans made by the FHLBs or the FNMA; (iii) obligations issued or guaranteed by the FNMA, the Student Loan Marketing Association, the GNMA, or any agency of the United States government; (iv) certain mortgages, obligations, or other securities that have been sold by the FHLMC; (v) stock issued by a national housing partnership corporation; (vi) demand, time, or savings deposits, shares, or accounts of any insured depository institution; (vii) certain "liquidity" investments approved by the OTS to meet liquidity requirements; (viii) shares of registered investment companies the portfolios of which are limited to investments that a federal association is otherwise authorized to make; (ix) certain MBS; (x) general obligations of any state of the United States or any political subdivision or municipality thereof, PROVIDED that not more than 10% of a savings association's capital may be invested in the general obligations of any one issuer; (xi) loans on the security of liens upon residential real property;
(xii) credit card loans; and (xiii) education loans. Federally chartered savings associations are authorized by the HOLA to make investments in business development credit corporations, certain commercial paper and corporate debt securities, service corporations, and small business investment companies, all of which investments are subject to percentage-of-assets and various other limitations.

     LENDING LIMITS. Generally, savings associations, such as the Bank, are subject to the same loans to one borrower limits that apply to national banks. Generally, a savings association may lend to a single or related group of borrowers, on an unsecured basis, in an amount not greater than 15% of its unimpaired capital and unimpaired surplus. An additional amount, not greater than 10% of the savings association's unimpaired capital and unimpaired surplus, may be loaned if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. Notwithstanding the general lending limits, a savings association may make loans to one borrower of up to $500,000, or to develop domestic residential housing units, up to the lesser of $30 million or 30% of the savings association's unimpaired capital and unimpaired surplus, if certain conditions are satisfied.

     In addition to limits on loans to one borrower, the HOLA also limits a federal savings association's aggregate nonresidential real property loans to 400% of the savings association's capital as determined pursuant to the OTS's capital requirements. See "-- Capital Requirements". The OTS may allow a savings association to exceed the aggregate limitation if the OTS determines that exceeding the limitation would pose no significant risk to the safe and sound operations of the association and would be consistent with prudent operating practices.

     SUBSIDIARIES -- SERVICE CORPORATIONS. The HOLA authorizes federally chartered savings associations, such as the Bank, to invest in the capital stock, obligations or other securities of service corporations. The HOLA authorizes a savings association to invest up to a total of 3% of its assets in service corporations. The last 1% of the 3% statutory investment limit applicable to service corporations must be primarily invested in community development investments drawn from a broad list of permissible investments that include, among others: government guaranteed loans; loans for investment in small businesses; investments in revitalization and rehabilitation projects; and investments in low- and moderate-income housing developments.

     Service corporations are authorized to engage in a variety of preapproved activities, some of which (E.G.,securities brokerage and real estate development) are ineligible activities for the parent savings association. The OTS regulations implementing the service corporation authority contained in the HOLA also provide that activities reasonably related to the activities of a federally chartered savings association may be approved on a case-by-case basis by the Director of the OTS.

     OPERATING SUBSIDIARIES. All federal savings associations are authorized to establish or acquire one or more operating subsidiaries. Operating subsidiaries are subject to examination and supervision by the OTS to the same extent as the parent thrift. An "operating subsidiary" is a corporation that meets all of the following requirements: (i) it engages only in activities that a federal savings association is permitted to engage in directly; (ii) the parent savings association owns, directly or indirectly, more than 50% of the subsidiary's voting stock; and (iii) no person or entity other than the parent thrift may exercise "effective operating control" over the subsidiary. While a savings association's investment in its service corporations is generally limited to an amount that does not exceed 3% of the parent savings association's total assets, OTS regulations do not limit the amount that a parent savings association may invest in its operating subsidiaries. Operating subsidiaries may be incorporated and operated in any geographical location where its parent may operate. An operating subsidiary that is a depository institution may accept deposits in any location, provided that the subsidiary has federal deposit insurance.

     FINANCE SUBSIDIARIES. In accordance with OTS regulations, federal savings associations may establish one or more finance subsidiaries. The sole purpose of a finance subsidiary is to issue securities that a federal savings association may issue directly and to remit the net proceeds of the issuance to the parent savings association.

     In June 1996, the OTS proposed substantial revisions to its regulations governing subsidiaries. If adopted as proposed, the revised regulations would, among other things, expand the activities in which a service corporation may engage, reclassify finance subsidiaries as operating subsidiaries, and permit federal savings associations to invest in pass-through investments, including limited partnerships and similar vehicles, whose activities are confined to those the savings association could conduct directly.

     QTL TEST. All savings associations are required to meet a QTL test for, among other things, future eligibility for FHLB advances. An association must have invested at least 65% of its portfolio assets in qualified thrift investments and must maintain this level of qualified thrift investments on a monthly average basis in nine of every 12 months.

     "Portfolio assets" is defined as total assets less intangibles, properties used to conduct business and liquid assets (up to 20% of total assets). The following assets may be included as qualified thrift investments without limit: domestic residential housing or manufactured housing loans; home equity loans and MBS backed by residential housing or manufactured housing loans; FHLB stock as well as certain obligations of the FDIC and certain other related entities. Other qualifying assets, which may be included up to an aggregate of 20% of portfolio assets, are: (i) 50% of originated residential mortgage loans sold within 90 days of origination; (ii) investments in debt or equity of service corporations that derive 80% of their gross revenues from housing-related activities; (iii) 200% of certain loans to, and investment in, low cost one-to four-family housing; (iv) 200% of loans for residential real property, churches, nursing homes, schools and small businesses in areas where the credit needs of low- and moderate-income families are not met; (v) other loans for churches, schools, nursing homes and hospitals; and (vi) personal, family, household, or education loans (up to 10% of total portfolio assets).

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies. A savings association may requalify the next time it meets the requirement in nine of the preceding 12 months, but it may requalify only one time. If a savings association converts to a bank charter, it must remain SAIF-insured until the expiration of the moratorium (the moratorium, enacted in 1989, effectively prohibits most conversions from the SAIF to the BIF insurance fund), which will not occur until the date on which the SAIF fund meets its designated reserve ratio. As a result of the one-time assessment in SAIF deposits, the SAIF is deemed to have met its designated reserve ratio as of October 1, 1996. If an institution that fails the QTL test has not yet requalified and has not converted to a national bank, its new investments and activities are limited to those permissible for a national bank, it is immediately ineligible to receive any new FHLB advances, is subject to national bank limits for payment of dividends, and may not establish a branch office at any location at which a national bank located in the savings association's home state could not establish a branch.

     The Economic Growth and Regulatory Paperwork Reduction Act of 1996 amended the QTL test to permit small business, credit card, and student loans to be counted without limitation toward the 65% of assets component of the QTL test. The terms "small business" and "credit card" will be defined by the OTS. The Act also creates an alternative test by which a thrift may demonstrate that it is a qualified thrift lender for branching. A thrift may now qualify by meeting the Internal Revenue Code test for being a domestic building and loan association, as that term is defined in Section 7701(a)(19) of the Internal Revenue Code.

     LIQUIDITY. The Bank is required to maintain an average daily balance of "liquid assets" (cash, certain time deposits, bankers' acceptances, highly rated corporate debt securities and commercial paper, securities of certain mutual funds, reserves maintained pursuant to Federal Reserve Board requirements, and specified government, state or federal agency obligations) equal to a certain percentage of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. Currently, OTS regulations require a savings association, such as the Bank, to maintain liquid assets equal to not less than 5% of its net withdrawable deposit accounts and borrowings payable in one year or less and short-term liquid assets of not less than 1%. Penalties may be imposed for failure to meet the liquidity requirements.

  MERGERS AND ACQUISITIONS

     RESTRICTIONS ON ACQUISITIONS. As previously described, the Bank is controlled by the Company. The Company must obtain approval from the OTS before acquiring control of any other savings association. Such acquisitions are generally prohibited if they result in a savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in supervisory acquisitions of failing savings associations. The Company may acquire up to 5%, in the aggregate, of the voting stock of any non-subsidiary savings association or savings and loan holding company without being deemed to acquire control of the association or holding company. In addition, a savings and loan holding company may hold shares of a savings association or a savings and loan holding company for certain purposes, including as a bona fide fiduciary, as an underwriter, or in an account solely for trading purposes. Under certain conditions, a savings and loan holding company may acquire up to 15% of the shares of a savings association or savings and loan holding company in a "qualified stock issuance".

     The Change in Bank Control Act and the savings and loan holding company provisions of the HOLA, together with the regulations of the OTS under such Acts, require that the consent of the OTS be obtained prior to any person or company acquiring control of a savings association or a savings and loan holding company. Under OTS regulations, "control" is conclusively presumed to exist if an individual or company acquires more than 25% of any class of voting stock of a savings association or holding company. Control is rebuttably presumed to exist if a person acquires more than 10% of any class of voting stock (or more than 25% of any class of non-voting stock) and is subject to any of several "control factors". The control factors relate, among other matters, to the relative ownership position of a person, the percentage of debt and/or equity of the association or holding company controlled by the person, agreements giving the person influence over a material aspect of the operations of the association or holding company, and the number of seats on the board of directors thereof held by the person or his designees. The regulations provide a procedure for challenge of the rebuttable control presumption. Certain restrictions applicable to the operations of savings and loan holding companies and certain conditions imposed by the OTS in connection with its approval of companies to become savings and loan holding companies may deter companies from seeking to obtain control of the Bank.

     Insured depository institutions are authorized to merge or engage in purchase and assumption transactions with other insured depository institutions with the prior approval of the federal banking regulator of the resulting entity.

     BRANCHING. Subject to certain statutory restrictions in the HOLA and the Federal Deposit Insurance Act (the "FDIA"), the Bank is authorized to branch on a nationwide basis. Branching by savings associations is also subject to other regulatory requirements, including compliance with the Community Reinvestment Act (the "CRA") and its implementing regulations.

  OFFICERS, DIRECTORS, AND CONTROLLING SHAREHOLDERS

     INSIDER LOANS. Loans to an executive officer, director, or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls, or has the power to vote more than 10% of any class of voting securities of such institution ("Principal Shareholder") and their related interests (I.E., any company controlled by such executive officer, director, or Principal Shareholder), or to any political or campaign committee, the funds or services of which will benefit such executive officer, director or Principal Shareholder, or which is controlled by such executive officer, director or Principal Shareholder, are subject to Sections 22(g) and 22(h) of the Federal Reserve Act (the "FRA") and the regulations promulgated thereunder. Among other things, such loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals, and certain extensions of credit to such persons must first be approved in advance by a disinterested majority of a savings association's entire board of directors. Section 22(h) of the FRA prohibits loans to any such individuals where the aggregate amount exceeds an amount equal to 15% of an insured institution's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus (as defined) in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all such extensions of credit outstanding to all such persons would exceed the Bank's unimpaired capital and unimpaired surplus.
Section 22(g) identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

     CHANGES IN DIRECTORS AND SENIOR EXECUTIVE OFFICERS. Section 32 of the FDIA, as amended by the Economic Growth and Regulatory Paperwork Reduction Act of 1996, requires a depository institution or holding company thereof to give 30 days' prior written notice to its primary federal regulator of any proposed appointment of a director or senior executive officer if the institution is not in compliance with the minimum capital requirements or otherwise is in a troubled condition. The regulator then has the opportunity to disapprove any such appointment.

  TRANSACTIONS WITH AFFILIATES

     Pursuant to Section 11 of the HOLA, savings associations are subject to restrictions regarding transactions with affiliates ("Covered Transactions") substantially similar to those imposed upon member banks under Sections 23A and 23B of the FRA. Savings associations are also prohibited from extending credit to any affiliate engaged in an activity not permissible for a bank holding company.

     The term "affiliate" includes any company that controls or is controlled by a company that controls the Bank, or a bank or savings association subsidiary of the Bank. The term "affiliate" also includes any company controlled by controlling stockholders of the Bank or the Company and any company sponsored and advised on a contractual basis by the Bank or any subsidiary or affiliate of the Bank. The Company is an affiliate of the Bank.

     Section 23A of the FRA limits Covered Transactions with any one affiliate to 10% of an association's capital stock and surplus (as defined therein) and limits aggregate affiliate transactions to 20% of the Bank's capital stock and surplus. A Covered Transaction is defined generally as a loan to an affiliate, the purchase of securities issued by an affiliate, the purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, the Bank generally may not purchase securities issued or underwritten by an affiliate. Sections 23A and 23B of the FRA provide that a loan transaction with an affiliate generally must be collateralized (but may not be collateralized by a low quality asset or securities issued by an affiliate) and that all Covered Transactions, as well as the sale of assets, the payment of money, or the provision of services by the Bank to an affiliate, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliate transactions.

     The OTS generally requires savings associations, such as the Bank, to attribute to an affiliate the amounts of all transactions conducted with subsidiaries of that affiliate and grants the Director of the OTS the authority to deem certain non-bank or non-thrift subsidiaries of a savings association as affiliates.

  ENFORCEMENT

     PROMPT CORRECTIVE ACTION. The OTS is required by statute to take certain actions against savings associations that fail to meet certain capital-based requirements. Each of the federal banking agencies, including the OTS, is required to establish five levels of insured depository institutions based on leverage limit and risk-based capital requirements established for institutions subject to their jurisdiction plus, in each agency's discretion, individual additional capital requirements for such institutions.

     Under the final rules that have been adopted by each of the federal banking agencies, an institution will be designated well-capitalized if the institution has a total risk-based capital ratio of 10% or greater, a core risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

     An institution will be designated adequately capitalized if the institution has a total risk-based capital ratio of 8% or greater, a core risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater (or a leverage ratio of 3% or greater if the institution is rated a composite 1 in its most recent report of examination). An institution will be designated undercapitalized if the institution has a total risk-based capital ratio of less than 8%, a core risk-based capital ratio of less than 4%, or a leverage ratio of less than 4% (or a leverage ratio of less than 3% if the institution is rated composite 1 in its most recent report of examination). An institution will be designated significantly undercapitalized if the institution has a total risk-based capital ratio of less than 6%, a core risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution will be designated critically undercapitalized if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

     Undercapitalized institutions are required to submit capital restoration plans to the appropriate federal banking agency and are subject to certain operational restrictions. Moreover, companies controlling an undercapitalized institution are required to guarantee the subsidiary institution's compliance with the capital restoration plan subject to an aggregate limitation of the lesser of 5% of the institution's assets, or the amount of the capital deficiency when the institution first failed to meet the plan.

     Significantly or critically undercapitalized institutions and undercapitalized institutions that have not submitted or complied with acceptable capital restoration plans are subject to regulatory sanctions. A forced sale of shares or merger, restrictions on affiliate transactions, and restrictions on rates paid on deposits are required to be imposed unless the supervisory agency has determined that such restrictions would not further capital improvement. The agency may impose other specified regulatory sanctions at its option. Generally, the appropriate federal banking agency is required to authorize the appointment of a conservator or receiver within 90 days after an institution becomes critically undercapitalized.

     The federal banking agencies have adopted uniform procedures for the issuance of directives by the appropriate federal banking agency. Under these procedures, an institution will generally be provided advance notice when the appropriate federal banking agency proposes to impose one or more of the sanctions set forth above. These procedures provide an opportunity for the institution to respond to the proposed agency action or, where circumstances warrant immediate agency action, an opportunity for administrative review of the agency's action.

     ADMINISTRATIVE ENFORCEMENT AUTHORITY. The OTS exercises extensive enforcement authority over all savings associations and their "institution-affiliated parties" (i.e., officers, directors, controlling shareholders, employees, as well as attorneys, appraisers or accountants) who knowingly or recklessly participate in a wrongful action likely to have adverse effect on an insured institution. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal and prohibition orders, and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. The OTS may use written agreements to correct compliance deficiencies with respect to applicable laws and regulations and to ensure safe and sound practices. Except under certain narrow circumstances, public disclosure of final enforcement actions by the federal banking agencies, including the OTS, is required.

     The OTS has the authority, when statutorily prescribed grounds exist, to appoint a conservator or receiver for a savings association. Grounds for such appointment include: insolvency; substantial dissipation of assets or earnings; existence of an unsafe or unsound condition to transact business; likelihood that the association will be unable to pay its obligations in the normal course of business; undercapitalization where the association (i) has no reasonable prospect of becoming adequately capitalized, (ii) fails to become adequately capitalized when required to do so, (iii) fails timely to submit an acceptable capital restoration plan, or (iv) materially fails to implement a capital restoration plan; or where the association is "critically undercapitalized" or "otherwise has substantially insufficient capital".

CONSUMER PROTECTION REGULATIONS

     The Bank is subject to many federal consumer protection statutes and regulations including, but not limited to, the following:

  MORTGAGE AND CONSUMER LENDING

     THE TRUTH IN LENDING ACT ("TILA"). The TILA, enacted into law in 1968, is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology and expressions of rates, the annual percentage rate, the finance charge, the amount financed, the total of payments, and the payment schedule.

     The TILA is implemented by the Federal Reserve Board's Regulation Z. Regulation Z contains disclosure and advertising rules, rules related to the calculation of annual percentage rates, document retention rules, and error resolution procedures. The appendices to the regulation set forth model forms and clauses that creditors may use when providing open-end and closed-end disclosures. The appendices also contain detailed rules for calculating the annual percentage rate. Official staff interpretations of the regulation are published in the Federal Reserve Board's Commentary. Good faith compliance with the Commentary protects creditors from civil liability under the TILA.

     Under certain circumstances involving extensions of credit secured by the borrower's principal dwelling, the TILA and Regulation Z thereunder provide a right of rescission. The period within which the consumer may exercise the right to rescind runs for three business days from the last of three events: (i) the occurrence that gives rise to the right of rescission; (ii) delivery of all required material disclosures, I.E., the annual percentage rate, the finance charge, the amount financed, the total of payments, and the payment schedule; or
(iii) delivery to the consumer of the required rescission notice. When a creditor has failed to take the action necessary to start the three-day rescission period running, the right to rescind automatically lapses on the occurrence of the earliest of the following three events: (i) the expiration of three years after the occurrence giving rise to the right of rescission; (ii) transfer of all the consumer's interest in the property; or (iii) sale of the consumer's interest in the property. After that time, depending on state law, a consumer may assert a right of rescission as a defense in a foreclosure action under certain circumstances. Under the TILA, the consumer cannot be required to pay any amount in the form of money or property either to the creditor or to a third party as a part of the transaction in which a consumer exercises the right of rescission. Any amounts of this nature already paid by the consumer must be refunded. "Any amount" includes finance charges already accrued, as well as other charges such as application and commitment fees or fees for a title search or appraisal. Once the creditor has fulfilled its rescission obligation under the TILA, the consumer must tender to the creditor any property or money the creditor has already delivered to the consumer.

     The regulatory agencies are authorized to order creditors to make monetary and other adjustments to the accounts of consumers in cases where an annual percentage rate or finance charge is inaccurately disclosed. Generally, the agencies order restitution when such disclosure errors resulted from a clear and consistent pattern or practice of violation or gross negligence or a willful violation that was intended to mislead the person to whom the credit was extended. However, the agencies are not precluded from ordering restitution for isolated disclosure errors. The TILA also provides for statutory damages of twice the finance charge, with a minimum of $200 and a maximum of $2,000 for closed end loans secured by real property or a dwelling. If successful, the borrower is entitled to reasonable attorneys' fees and the costs of bringing the action. The TILA also provides for class actions for actual damages and for statutory damages of the lesser of $500,000 or 1% of the creditor's net worth, plus court costs and attorneys' fees.

     On September 30, 1995, President Clinton signed into law the Truth In Lending Amendments of 1995 (the "1995 Amendments"). The 1995 Amendments increase finance charge tolerances, limit the liability of assignees and loan servicers, and provide protection from civil liability for claims based on certain disclosure rules covered by the 1995 Amendments, including prohibiting the maintenance of certain class action cases not certified as class actions prior to January 1, 1995. The 1995 Amendments also clarify that third party fees not required or retained by a lender, taxes levied on a security interest, and fees to prepare all loan-related documents for real estate loans, as well as pest and flood inspections, are excluded from the finance charge.

     The Bank attempts in good faith to comply with the TILA and Regulation Z thereunder. The requirements are complex, however, and even inadvertent non-compliance could result in civil liability or the extension of the rescission period for a mortgage loan for up to three years from the date the loan was made. During the past several years, numerous individual claims and purported consumer class action claims were commenced against a number of financial institutions, their subsidiaries, and other mortgage lending institutions, seeking civil statutory and actual damages and rescission under the TILA, as well as remedies for alleged violations of various state unfair trade practices acts and restitution or unjust enrichment in connection with certain mortgage loan transactions.

     THE FAIR HOUSING ACT ("FH ACT"). The FH Act, enacted into law in 1968, regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap, or familial status.

     Section 805 of the FH Act, which applies to the financing of housing, makes it unlawful for a bank to deny a loan or any other financial assistance for the purpose of purchasing, constructing, improving, repairing, or maintaining a dwelling because of the race, color, religion, national origin, sex, handicap, or familial status of the loan applicant, any person associated with the loan applicant, any present or prospective owner of the dwelling, any lessees, or any tenants or occupants. It is also unlawful to discriminate in fixing the amount, interest rates, duration, or other terms of the credit.

     Section 813 of the FH Act provides that aggrieved persons may sue anyone who they believe has discriminated against them. Section 814 of the FH Act provides that the Attorney General of the United States may sue for an injunction against any pattern or practice that denies civil rights granted by the FH Act. Section 810 of the FH Act allows a person to file a discrimination complaint with the Department of Housing and Urban Development ("HUD"). The
HUD will investigate the complaint and may attempt to resolve the grievance through conciliation or persuasion. Penalties for violation of the FH Act include actual damages suffered by the aggrieved person and injunctive or other equitable relief. The court's order may also assess civil penalties.

     THE EQUAL CREDIT OPPORTUNITY ACT ("ECOA"). The ECOA, enacted into law in 1974, prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act. Regulation B, which implements the ECOA, covers all individuals and institutions that regularly participate in decisions to extend credit. In addition to prohibiting outright discrimination on any of the impermissible bases listed above, an effects test has been applied to the analysis of discrimination under Regulation B. This means that if a creditor's actions have had the effect of discriminating, the creditor may be held liable -- even when there is no intent to discriminate.

     In addition to actual damages, the ECOA provides for punitive damages of up to $10,000 in individual lawsuits and up to the lesser of $500,000 or 1% of the creditor's net worth in class action suits. Successful complainants may also be entitled to an award of court costs and attorneys' fees.

     THE REAL ESTATE SETTLEMENT PROCEDURES ACT ("RESPA"). The RESPA, enacted into law in 1974, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, the RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of money that a lender may require a borrower to place in an escrow account. Regulation X, which implements RESPA, also establishes escrow accounting procedures and mandates the use of aggregate accounting for determining the maximum dollar amount that may be collected in connection with escrow accounts.

     RESPA is applicable to all federally related mortgage loans. A "federally related mortgage loan" includes any loan secured by a first or subordinate lien on residential real property designed for occupancy by one to four families, including a refinancing of an existing loan secured by the same property, if:
(i) the loan is made by any lender, the deposits of which are federally insured or any lender that is regulated by a federal agency; or (ii) the loan is insured, guaranteed or supplemented by a federal agency; or (iii) the loan is intended to be sold to the FNMA, the GNMA, or the FHLMC; or (iv) the loan is made by any creditor who makes or invests in residential real estate loans aggregating more than $1 million per year.

     Section 8 of the RESPA prohibits any person from giving or receiving a fee or a thing of value (payments, commissions, fees, gifts, or special privileges) for a referral of settlement business. Such "kickbacks" include payments in excess of the reasonable value of goods provided or services rendered. Violations of Section 8 of the RESPA may result in imposition of the following penalties: (i) civil liability equal to three times the amount of any charge paid for the settlement services; (ii) the possibility that court costs and attorneys' fees can be recovered; and (iii) a fine of not more than $10,000 or imprisonment for not more than one year, or both.

     The Bank attempts in good faith to comply with the requirements of the RESPA and its implementing regulations. The requirements are complex, however, and even inadvertent non-compliance could result in civil or criminal liability. During the past several years, numerous individual claims and purported consumer class action claims were commenced against a number of financial institutions, their subsidiaries, and other mortgage lending institutions alleging violations of the RESPA's escrow account rules and seeking civil damages, court costs, and attorneys' fees.

     THE HOME MORTGAGE DISCLOSURE ACT ("HMDA"). The HMDA, enacted into law in 1975, is intended to provide public information that can be used to help determine whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located and to assist in identifying possible discriminatory lending patterns.

     The HMDA requires institutions to report data regarding applications for one-to four-family loans, home improvement loans, and multi-family loans, as well as information concerning originations and purchases of such types of loans. The HMDA also requires most lenders to report the race, sex, and income of mortgage applicants and borrowers. Generally, insured institutions, like the Bank, are also required to indicate the reasons for decisions not to grant credit.

     Compliance with the HMDA implementing regulations is enforced by the appropriate federal banking agency, or, in some cases, by HUD. Administrative sanctions, including civil money penalties, may be imposed by supervisory agencies for violations.

     THE COMMUNITY REINVESTMENT ACT. The CRA, enacted into law in 1977, is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low-and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. Under the CRA, which is implemented by uniform regulations adopted by each of the bank regulatory agencies, including the OTS, financial institutions are required to describe their local community by outlining the community on a map. If the financial institution has more than one local community, it must describe each one. A financial institution's local community consists of the areas surrounding each deposit-taking office or cluster of offices, including any low- or moderate-income neighborhoods within that area.

     The regulations require the banking agencies to assess each financial institution's record of performance in helping to meet the credit needs of its community by reviewing 12 assessment factors. These assessment factors include:
(i) activities conducted by a financial institution to ascertain the credit needs of its community; (ii) the extent of marketing and special credit related programs to make members of the community aware of credit services; (iii) the extent of participation of the financial institution's board of directors in formulating policy and reviewing performance; (iv) the presence or absence of practices intended to discourage applications for types of credit set forth in the institution's CRA statement; (v) the geographic distribution for the financial institution's credit extensions, credit applications, and denials;
(vi) the presence or absence of evidence of prohibited discriminatory or other illegal credit practices; (vii) the financial institution's record of opening and closing offices and providing services at offices; (viii) the financial institution's participation, including investments, in local community development projects; (ix) the financial institution's origination or purchase of residential mortgage loans, housing rehabilitation loans, home improvement loans, and small business and farm loans within its community; (x) the financial institution's participation in governmentally insured, guaranteed, or subsidized loan programs for housing and small farms and businesses; (xi) the financial institution's ability to meet various community credit needs based on its financial condition, size, and other factors; and
(xii) any other factors, that in the agencies' judgment, reasonably bear on the extent to which a financial institution has helped to meet the credit needs of its community.

     The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of "outstanding" to a low of "substantial noncompliance".

     On April 19, 1995, the agencies jointly adopted revised CRA regulations. Under the new system, the 12 assessment factors used to evaluate the CRA performance of most large retail institutions, such as the Bank, will be replaced with three tests, the lending, investment, and service tests, with the lending test carrying the primary importance. To receive a satisfactory or better rating, an institution must achieve at least a satisfactory lending performance.

     The lending test evaluates an institution's record of helping to meet the credit needs of its assessment area(s) through its lending activities by considering, among other things, the number, amount, geographic distribution, and certain borrower characteristics of the institution's home mortgage, small business, small farm, and community development lending. The investment test evaluates an institution's record of helping to meet the credit needs of its assessment area or areas through "qualified investments" (lawful investments, deposits, membership shares, or grants that have community development as their primary purpose). The service test evaluates an institution's record of helping to meet the credit needs of its assessment area or areas by analyzing the availability and effectiveness of an institution's systems for delivering retail banking services and an institution's community development services. An institution may elect to be evaluated on the basis of a strategic plan approved by its primary regulator rather than the three tests.

     Although the regulations became effective on July 1, 1995, the primary provisions are subject to a two-year phase-in period. Most large retail institutions will become subject to the new examination criteria beginning July 1, 1997, although institutions may elect to be examined with the new tests beginning January 1, 1996. Finally, new data collection requirements that became effective on January 1, 1996 are included in the new regulations.

     While the Bank is strongly committed to serving all of its CRA communities, including its low- and moderate-income neighborhoods, the OTS might determine the Bank's CRA-related programs to be insufficient. The Bank was last examined for CRA compliance by its primary regulator, the OTS, on October 14, 1995 and received a CRA assessment rating of "outstanding". The Bank's previous CRA assessment rating, as of March 8, 1993, was also "outstanding".

  SAVINGS AND CHECKING ACCOUNTS AND PUBLIC ACCOMMODATIONS

     THE BANK SECRECY ACT ("BSA") AND MONEY LAUNDERING LAWS. The BSA, enacted into law in 1970, requires every financial institution within the United States to file a Currency Transaction Report with the Internal Revenue Service
("IRS") for each transaction in currency of more than $10,000 not exempted by the Treasury Department. The reports must be filed within 15 days of the transaction. A "transaction in currency" is defined by the regulations to include any transaction "involving the physical transfer of currency from one person to another". The Treasury Department deems multiple transactions by the same person on the same day exceeding $10,000 in the aggregate to be reportable. Financial institutions are also required to file a Suspicious Activity Report with respect to any known or suspected criminal conduct or suspicious activities, including transactions valued at more than $5,000 that the institution knows or suspects involve funds derived from illegal activities, are designed to evade the requirements of the BSA, have no business or apparent lawful purpose, or are not the sort in which the particular customer would normally be expected to engage.

     In 1988, Congress enacted the Money Laundering Prosecution Improvements Act (the "1988 Act"). The 1988 Act expanded the BSA's definition of "financial institution" and broadened the BSA's reporting requirements to require financial institutions, typically banks, to verify and record the identity of the purchaser upon the issuance or sale of bank checks or drafts, cashier's checks, traveler's checks, or money orders involving $3,000 or more in cash. Institutions must also verify and record the identity of the originator and beneficiary of certain funds transfers.

     Under the FDIA, a receiver or conservator may be appointed for an insured depository institution on the receipt of written notice from the Attorney General that an insured depository institution has been found guilty of a criminal money laundering offense or criminal offense under the BSA. The FDIC may also take action to terminate the deposit insurance of an institution convicted of criminal violations of the BSA and money laundering offenses. Any person who willfully causes a violation of the BSA's record-keeping requirements for insured institutions is subject to the imposition of up to a $50,000 civil money penalty, in addition to any other applicable penalties.

     The Bank has instituted a policy against money laundering that is communicated by top management to the Bank's employees. The policy includes safeguards to prevent money laundering, including, but not limited to, regular education programs to teach employees the requirements of the federal money laundering laws and to make them aware of the innovative and ever-changing techniques employed by money launderers.

     ELECTRONIC FUND TRANSFER ACT (THE "EFTA"). The EFTA, enacted into law in 1978, provides a basic framework establishing the rights, liabilities, and responsibilities of participants in "electronic fund transfer systems", defined to include automated teller machine transfers, telephone bill-payment services, point-of-sale terminal transfers, and preauthorized transfers from or to a consumer's account (E.G., direct deposit of Social Security payments). Its primary objective is to protect the rights of individuals using these systems. The EFTA limits a consumer's liability for certain unauthorized electronic fund transfers and requires certain error resolution procedures.

     Unless an error is resolved in accordance with the error-resolution procedures specified in the EFTA, the institution may be liable for civil damages. The statutory damages the institution would have to pay in a successful individual action are actual damages and statutory damages between $100 and $1,000, as determined by the court, plus court costs and attorneys' fees. In a successful class action, the institution would have to pay actual damages and statutory damages up to the lesser of $500,000 or 1% of the institution's net worth, plus court costs and reasonable attorneys' fees. The EFTA also sets forth provisions for criminal liability for certain EFTA violations. Penalties under these provisions run from a $5,000 fine and one year's imprisonment for knowingly and willfully failing to comply with the EFTA, to a $10,000 fine and 10 years' imprisonment for fraudulent use of a debit card.

     THE EXPEDITED FUNDS AVAILABILITY ACT ("EXPEDITED FUNDS ACT"). The Expedited Funds Act, enacted into law in 1987, seeks to insure prompt availability of funds deposited into a customer's account and to expedite the return of checks. The Expedited Funds Act is implemented by the Federal Reserve Board's Regulation CC. The Act and Regulation CC include specific detailed provisions requiring a financial institution to: (i) make funds available to its customers within specified time frames; (ii) ensure that interest accrues on funds in interest-bearing transaction accounts not later than the day the financial institution receives credit; and (iii) disclose the financial institution's funds-availability policies to its customers.

     In addition to administrative enforcement, there is civil liability for violations of the Expedited Funds Act. Any depository institution that fails to comply with any requirement of the Expedited Funds Act or regulation with respect to any person other than another depository institution is liable to such person in an amount equal to the sum of actual damages, such additional amount as the court may allow (with a minimum of $100 and a maximum of $1,000 in an individual action and, in a class action, a maximum of the lesser of $500,000 or 1% of the net worth of the depository institution), plus court costs and attorneys' fees in the case of any successful action.

     THE TRUTH IN SAVINGS ACT ("TISA"). The TISA, enacted into law in 1991, is principally a disclosure law, the purpose of which is to encourage comparative shopping for deposit products. The common denominator used by the TISA to facilitate comparison shopping of interest payable on deposit accounts is the Annual Percentage Yield (the "APY"). TISA is implemented by Regulation DD. The TISA and Regulation DD thereunder require depository institutions to pay interest on the full amount of the principal in the account for each day, under either the "daily balance method" or the "average daily balance method". No other balance calculation methods are permitted by the TISA.

     In addition to administrative enforcement, TISA violations carry civil liability. Any depository institution that fails to comply with any requirement of the TISA with respect to any person who is an account holder is liable to such person in an amount equal to the sum of actual damages, such additional amount as the court may allow (with a minimum of $100 and a maximum of $1,000 in an individual action and, in a class action, a maximum of the lesser of $500,000 or 1% of the net worth of the depository institution), plus court costs and attorneys' fees in the case of any successful action.

     The Economic Growth and Regulatory Paperwork Reduction Act of 1996 repeals the civil liability provisions of the TISA effective September 30, 2001.

     THE AMERICANS WITH DISABILITIES ACT ("ADA"). The ADA, enacted into law in 1990, prohibits private employers, state and local governments, employment agencies, and labor unions from discriminating against qualified individuals with disabilities in connection with job application procedures, hiring, firing, advancement, compensation, job training, and other terms, conditions, and privileges of employment. An individual with a disability is a person who: (i) has a physical or mental impairment that substantially limits one or more major life activities; (ii) has a record of such an impairment; or (iii) is regarded as having such an impairment.

     Title 3 of the ADA covers banks, thrifts, credit unions, and finance companies -- all of which are considered to be "public accommodations".
Section 302(a) of the ADA provides that "no individual shall be discriminated against on the basis of disability in the full and equal enjoyment of the goods, services, or facilities, privileges, advantages, or accommodations of any place of public accommodation". Section 302(b) of the ADA sets forth specific requirements and prohibitions for public accommodations; for example, a place of public accommodation, such as a retail branch office of the Bank, may not impose eligibility criteria that screen out persons with disabilities. Discrimination also includes the failure to provide the auxiliary aids and services necessary to enable individuals with disabilities to take advantage of a financial institution's services, unless the financial institution can demonstrate that providing the aids and services would "fundamentally" alter the nature of the service or would result in an "undue burden". Another significant provision of
Section 302 of the ADA is the requirement to remove from public accommodations all architectural barriers and communication barriers that are structural in nature if the removal is "readily achievable". "Readily achievable" is defined as "easily accomplishable and able to be carried out without much difficulty or expense". In deciding whether a particular action is readily achievable, the size of the institution and the nature and the cost of the action will be considered. The last substantive provision of Title 3 of the ADA that applies to financial institutions is Section 303, dealing with new construction. It provides that any building opening to the public after January 26, 1993 must be "readily accessible to and useable by individuals with disabilities" unless doing so is structurally impracticable.

     Anyone who has been discriminated against on the basis of a disability in relation to employment may file an action with the United States Equal Employment Opportunity Commission and may be entitled to remedies that include rehiring, promotion, reinstatement, back pay or remuneration, or reasonable accommodation including reassignment. Such individuals may also be entitled to damages intended to compensate for future pecuniary losses, mental anguish, and inconvenience. The ADA authorizes the Attorney General to sue institutions that are engaged in a pattern or practice of discrimination. At the Attorney General's request, the court may impose civil penalties of $50,000 for a first violation and $100,000 for any subsequent violation or certain other remedies.

     The Bank attempts in good faith to assure compliance with the requirements of the consumer protection statutes to which it is subject, as well as the regulations that implement the statutory provisions. The requirements are complex, however, and even inadvertent non-compliance could result in civil and, in some cases, criminal liability. Based on the Bank's history of claims under the consumer protection statutes and regulations to which it is subject, management does not believe that claims are likely to be asserted that will have a material adverse effect on the Bank's or the Company's financial condition, results of operations, or liquidity.

LEGISLATION

     Federal legislation and regulation have significantly affected the operations of federally insured savings associations, such as the Bank, and other federally regulated financial institutions in the past several years and have increased competition among savings associations, commercial banks, and other financial institutions. The operations of regulated depository institutions will continue to be subject to changes in applicable statutes and regulations from time to time, which changes could adversely affect the Bank and its affiliates.

     On September 30, 1996, President Clinton signed into law the Economic Growth and Regulatory Paperwork Reduction Act of 1996. The Act, among other things imposed a special assessment on SAIF deposits held as of March 31, 1995, to capitalize the SAIF.

TAXATION

  FEDERAL TAXATION

     Bank United Corp. is a savings and loan holding company (the "Parent Company") and the Bank is a federal savings bank. Both are subject to provisions of Internal Revenue Code of 1986, as amended (the "Code"), in the same manner, with certain exceptions, as other corporations. The Parent Company and the Bank participate in the filing of a consolidated federal income tax return with their "affiliated group", as defined by the Code. For financial reporting purposes, however, the Parent Company and the Bank compute their tax on a separate company basis. The accompanying Consolidated Financial Statements include provisions for income taxes as a result of the Parent Company's and the Bank's taxable income for fiscal 1996, 1995, and 1994. In addition to federal income taxes, the Bank is required to make payments in lieu of federal income taxes pursuant to the Assistance Agreement with the FSLIC. The tax benefit sharing provisions contained in the Assistance Agreement were replaced by similar provisions contained in the Tax Benefits Agreement entered into in connection with the Settlement Agreement; these provisions, relating to the obligation to share tax benefit utilization, will continue through the taxable year ending nearest to September 30, 2003. See " -- FSLIC Assistance" and Note 14 to the Consolidated Financial Statements.

  ENACTED LEGISLATION

     The Small Business Job Protection Act of '96 ("The Small Business Act") was signed into law on August 20, 1996. The legislation requires recapture of a thrift's post-1987 tax bad debt reserve over a six taxable year period with the opportunity to defer recapture by up to two years if certain residential loan requirements are met. Under the Small Business Act, thrift institutions, which are treated as banks for computing bad debt, with over $500 million in assets ("Large Banks"), will be required to use the specific charge-off method to account for bad debts. The Small Business Act also repeals the ability of thrift institutions to use NOLs to offset income from a residual interest in a Real Estate Mortgage Investment Conduit ("REMIC") that meets a significant value test.

     The effective date of the enacted legislation for the Bank is fiscal 1997. The amendment to a thrift's ability to utilize NOLs against residual income from a REMIC with significant value does not apply to any residual interest held by the taxpayer on November 1, 1995 and at all times thereafter. All residual interests held by the Bank that meet a significant value test are grandfathered under this clause. See " -- Residual Interest".

     It is management's belief the Bank will not have the opportunity to defer recapture of the bad debt reserve because it has been determined the residential loan requirements will not be met. There will be no financial statement impact on the Company from this recapture as a deferred tax liability has already been provided for on the Bank's post-1987 tax bad debt reserves. At September 30, 1996, the Bank had approximately $90 million of post-1987 tax bad debt reserves. The current tax liability resulting from recapture of this reserve will be reduced by NOLs available to offset this income.

     The pre-1988 reserve will be required to be recaptured into income under certain circumstances, including any distribution in redemption of stock of the Bank (with certain exceptions for preferred stock); partial or complete liquidation of the Bank following the merger or liquidation; or a dividend distribution in excess of certain earnings and profits. If a thrift with a pre-1988 reserve is merged, liquidated tax free, or acquired by another depository institution, the remaining institution will inherit the thrift's pre-1988 reserve and post-1951 earning and profits. Because management believes the circumstances requiring recapture of the pre-1988 reserve in the amount of $52 million are not likely to occur, deferred taxes of $18 million have not been provided.

     Legislation was signed into law on September 30, 1996, which resulted in an assessment on all SAIF-insured deposits in such amounts that will fully-capitalize the SAIF at a reserve ratio of 1.25% of SAIF-insured deposits. See " -- Regulation -- Charter, Supervision, and Examination -- Insurance Assessments" and Note 15 to the Consolidated Financial Statements. This one-time assessment is not tax-deductible until fiscal 1997, when it will be paid. The deduction associated with the one-time assessment was deferred with the tax effect included as a deferred tax asset.

  RESIDUAL INTEREST

     The Bank is a holder of residual interests in REMICs as defined by the Code. The Code limits the amount of NOLs that may be used to offset the taxable income derived by holders of residual interests in a REMIC. However, the Code states that this limitation does not apply to certain financial institutions that are holders of residual interests that meet a significant value test prescribed by applicable Treasury regulations. The Bank incurs taxable income from residual interests that meet such test and, therefore, may be offset by NOLs without respect to this limitation. Also, the Bank incurs taxable income from residual interests that does not meet such test and, therefore, may not be offset by NOLs. This income caused the Bank to incur a regular tax liability for fiscal 1994.

     Enacted legislation repeals the ability of a thrift institution to use a NOL to offset its income from a residual interest in a REMIC. This does not apply to any residual interest in a REMIC held by a taxpayer on November 1, 1995, and at all times thereafter. See "-- Enacted Legislation".

  DOMESTIC BUILDING AND LOAN ("DBL") TEST

     Savings institutions such as the Bank that meet the definitional DBL test prescribed by the Code may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. The DBL test consists of a supervisory test, a business operations test, and an asset test. If the Bank fails to meet these tests, the transition from the reserve method to the direct charge-off method of tax accounting for bad debts would result in a recapture of this reserve into taxable income. At September 30, 1996, the Bank was in excess of the minimum thresholds. Enacted legislation has repealed the reserve method of accounting for bad debts by large thrifts for taxable years beginning after 1995; thereby eliminating the Bank's requirement to meet the definitional DBL test. See "-- Enacted Legislation".

  BAD DEBT DEDUCTION

     For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans", which generally are loans secured by certain interests in real property, and "non-qualifying loans", which are all other loans. The deduction with respect to non-qualifying loans must be computed under the experience method, which generally allows a deduction based on a savings association's actual bad debt loss experience, consisting of the current year and the prior five years. The bad debt reserve deduction with respect to qualifying real property loans, however, may be the larger of the amounts computed under (i) the experience method, or (ii) the percentage of taxable income method. The percentage of taxable income method generally permits a qualifying savings association to deduct 8% of its taxable income prior to such deduction, as adjusted for certain items. Enacted legislation has repealed the bad debt reserve deduction for Large Banks effective for taxable years beginning after December 31, 1995.

     Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income, for purposes of computing the percentage of taxable income deduction, for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member. Currently, the Bank is computing its bad debt deduction pursuant to the experience method. Due to enacted legislation, the Bank's post-1987 bad debt reserve will be required to be recaptured into taxable income with the specific charge-off method being used to account for bad debts for taxable years beginning with fiscal 1997. See "-- Enacted Legislation".

  ALTERNATIVE MINIMUM TAX ("AMT")

     In addition to regular income taxes, corporations including saving and loan holding companies and savings associations are subject to an AMT, which is generally equal to 20% of alternative minimum taxable income ("AMTI") (taxable income increased by tax preference items and adjusted for other items). The preference item principally affecting the Bank relates to the adjusted current earnings ("ACE") adjustment, which includes FRF assistance. See "-- The Assistance Agreement". Although the amounts received by the Bank pursuant to the Assistance Agreement are not taxable for federal income tax purposes, a portion of such amounts are considered to be an ACE adjustment. For fiscal 1996 and 1995, AMTI was incurred that was offset by the utilization of AMT NOLs. However, corporations may offset only 90% of their AMTI with the related NOLs. For fiscal 1994, an AMT liability was not incurred.

  ENVIRONMENTAL TAX

     The Code imposes an additional tax at the rate of .12% on the modified AMTI of a corporation. Because the tax was enacted to provide funds for various environmental programs, it is denominated as an environmental tax. Modified AMTI is essentially AMTI without regard to any utilization of available AMT NOLs less $2 million.

  FSLIC ASSISTANCE

     Pursuant to the Assistance Agreement, the FRF, as successor to the FSLIC, was obligated to provide the Bank with financial assistance in connection with various matters that arose under the Assistance Agreement. See "-- The Assistance Agreement". The tax treatment of the assistance payments to savings associations that acquire assets from institutions in receivership (such as the predecessor to the Bank) has been amended several times in recent years. Payments to the Bank pursuant to the Assistance Agreement were subject to the applicable provisions of the Code that were in effect in 1988, the year of the Acquisition. Payments from the FRF to the Bank pursuant to the Assistance Agreement were not included in the Bank's taxable income, and the Bank was not required to reduce its basis in the Covered Assets by the amount of such financial assistance; however, certain writedowns and losses were limited as discussed below. Accordingly, there was no requirement to pay federal income taxes with respect to any amount of the assistance payments received pursuant to the Assistance Agreement. The Bank also succeeded to substantial NOLs as a result of the Acquisition.

     The Assistance Agreement required the Bank to pay to the FRF an amount equal to one-third of the sum of federal and state net tax benefits ("Net Tax Benefits") (as defined by the Assistance Agreement). The Net Tax Benefits shall be equal to the excess of any of the federal income tax liability which would have been incurred if the tax benefit item had not been deducted or excluded from income over the federal income tax liability actually incurred. The Net Tax Benefits items are the tax savings resulting from (i) the utilization of the deduction by the Bank of any amount of NOLs, capital loss carryforwards, and certain other carryforwards on the books and records of Old USAT, (ii) the exclusion from gross income of the amount of certain interest or assistance payments made to the Bank by the FRF, and (iii) the deduction of certain costs, expenses, or losses incurred by the Bank for which the FRF has made tax-free assistance payments. These provisions were replaced by similar provisions in the Tax Benefits Agreement entered into in connection with the termination of the Assistance Agreement. Pursuant to the Tax Benefits Agreement, these provisions relating to the obligation to share tax benefit utilization will continue through the taxable year ending nearest to September 30, 2003.

     Under the Assistance Agreement, the Bank received assistance payments from the FRF for writedowns and losses from the sales of Covered Assets. For federal income tax purposes, the Bank included the writedowns and losses from the sale of Covered Assets in its calculation of the bad debt deduction, using the experience method. However, the Revenue Reconciliation Act of 1993 denied the inclusion of writedowns and losses from the sale of Covered Assets in the calculation of bad debt deductions for assistance payments credited on or after March 4, 1991. Amendment of federal tax returns for fiscal 1991 and 1992 did not cause any additional federal tax liabilities to be incurred. However, the new tax law reduced the Bank's federal NOLs by approximately $259 million.

     The aforementioned tax relief provided savings (costs) on the amount of taxes required to be paid. The estimated tax savings (costs), by year, were as follows (in millions):

         FOR THE YEAR ENDED
            SEPTEMBER 30,               SAVINGS (COSTS)
-------------------------------------   ---------------
     1991............................        $(1.7)
     1992............................         (2.8)
     1993............................         10.5
     1994............................          3.6
     1995............................         31.4
     1996............................         19.8

  NET OPERATING LOSSES

     The Company's total NOLs at September 30, 1996 were $817 million, of which $754 million are attributable to tax relief discussed above. The remaining NOLs of $63 million are a result of the Company's taxable losses from business operations in years prior to fiscal 1993. Included in the $817 million is $33 million of Old USAT's NOLs that will expire in fiscal 2003 if not utilized. Because Old USAT's NOLs are "separate return limitation year" losses within the meaning of the consolidated return Treasury regulations, their utilization is limited to future taxable income of the Bank. The remaining $784 million of NOLs are attributable to operations for fiscal 1989 to 1994, and will begin expiring in fiscal 2004 if not utilized. These NOLs may be utilized against the taxable income of the other companies within the consolidated group of which the Parent Company and the Bank are members. See Note 14 to the Consolidated Financial Statements.

  NET OPERATING LOSS LIMITATIONS

     In the event of an Ownership Change ("Ownership Change", as defined below), Section 382 of the Code imposes an annual limitation on the amount of taxable income a corporation may offset with NOLs and certain recognized built-in losses. The limitation imposed by Section 382 of the Code for any post-change year would be determined by multiplying the value of the Company's stock (including both common stock and preferred stock) at the time of the Ownership Change by the applicable long-term tax exempt rate (which was 5.80% for September 1996). Any unused annual limitation may be carried over to later years, and the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an Ownership Change were to occur, the Company's annual NOL utilization would be limited to a maximum of approximately $32 million.

     The Company would undergo an Ownership Change if, among other things, the stockholders who own or have owned, directly or indirectly, 5% or more of the common stock of the Company or are otherwise treated as 5% stockholders or a "higher tier entity" under Section 382 of the Code and the regulations promulgated thereunder ("5% Stockholders"), increase their aggregate percentage ownership of such stock by more than 50 percentage points over the lowest percentage of such stock owned by such stockholders at any time during the Testing Period (generally the preceding three years). In applying Section 382 of the Code, at least a portion of the stock sold pursuant to the Offering would be considered to be acquired by a new 5% Stockholder even if no person acquiring the stock in fact owns as much as 5% of the issuer's stock. While the application of Section 382 of the Code is highly complex and uncertain in some respects, the Offering, the conversion of the Warrant, and the issuance of stock options during fiscal 1996 did not cause an Ownership Change. In addition, events could occur in future periods that are beyond the control of the Company which could result in an Ownership Change.

     In an effort to protect against a future Ownership Change that is not initiated by the Company, the Company's Restated Certificate of Incorporation (the "Certificate of Incorporation") and the Company's By-Laws (the
"By-Laws") limit Transfers, subject to certain exceptions, at any time during the three years following the Offering of shares of common stock that would either cause a person or entity to become a 5% Stockholder or increase a 5% Stockholder's percentage ownership interest. "Transfers" are defined to include any sale, transfer, assignment, conveyance, pledge, short sale, hypothecation or other disposition or the issuance of any option to sell, transfer, assign, convey, pledge or otherwise dispose. While such Transfers are deemed prohibited by the Certificate of Incorporation and the Company is authorized not to recognize any transferee of such a Transfer as a stockholder to the extent of such Transfer, these restrictions are incomplete since the Company cannot, consistent with National Association of Securities Dealers, Inc., Automated Quotations System ("NASDAQ") requirements, prevent the settlement of transactions through NASDAQ, and because the prohibition on Transfers by 5% Stockholders does not limit transactions in the securities of such 5% Stockholders that could give rise to ownership shifts within the meaning of the applicable Section 382 rules. Moreover, the Company's Board of Directors retains the discretion to waive these limitations or to take certain other actions that could trigger an Ownership Change, including through the issuance of additional shares of common stock in subsequent public or private offerings or through subsequent merger or acquisition transactions.

     Because the Company has utilized a substantial portion of its available ownership limitation in connection with the Offering, the Company may not be able to engage in significant transactions that would create a further shift in ownership within the meaning of Section 382 of the Code within the following three-year period without triggering an Ownership Change. There can be no assurance that future actions on the part of the Company's stockholders or the Company itself will not result in the occurrence of an Ownership Change.

     Preferred stock that meets the requirements of section 1504(a)(4) of the Code is not considered stock when calculating an Ownership Change. Preferred stock meets the definition under section 1504(a)(4) of the Code if such stock:
(i) is not entitled to vote; (ii) is limited and preferred as to dividends and does not participate in corporate growth to any significant extent; (iii) has redemption and liquidation rights which do not exceed the issue price of such stock (except for a reasonable redemption or liquidation premium); and (iv) is not convertible into another class of stock.

     In fiscal 1995, the Bank publicly issued 4,000,000 shares, $25 liquidation preference per share, of 9.60% Preferred Stock, Series B (par value $0.01). In fiscal 1993, the Bank publicly issued 3,420,000 shares, $25 liquidation preference per share, of 10.12% noncumulative Preferred Stock, Series A (par value $0.01). The Preferred Stock, Series A and Series B, are collectively referred to as the "Bank Preferred Stock". Management believes that the Bank's issuance of the Bank Preferred Stock met the requirements of Section 1504(a)(4) of the Code and, therefore, did not result in an Ownership Change.

     The tax laws in effect in 1988 that applied to the Acquisition provided that generally applicable limitations on the ability of an acquiring corporation to utilize the NOLs, and built-in losses, of acquired savings associations did not apply in the case of the acquisition of assets from insolvent savings and loan associations. Pursuant to this exception to the generally applicable law, which existed in 1988, the Bank is allowed to use the NOLs and built-in losses of Old USAT without limitation.

     If an Ownership Change should occur, the Company's ability to utilize its NOLs will be limited as described above, and the Company's ability to deduct its built-in losses, if any, as they are realized will be subject to the same limitation. Limitation of the utilization of these tax benefits could have a material impact on the Company's financial condition.

  CONSOLIDATED GROUP

     The Parent Company and the Bank were and are members of an "affiliated group" of corporations, as defined in the Code and, accordingly, participate in the filing of a consolidated tax return. One of the requirements of being a member of an affiliated group is that 80% of the total voting power and 80% of the total value of stock be owned, directly or indirectly, by other members of the affiliated group. Stock for this purpose does not include preferred stock that meets certain definitional requirements prescribed by the Code. Therefore, the Bank did not cease to be a member of an affiliated group as a result of the prior issuance of the Bank Preferred Stock. However, if subsequent events occur that cause the Bank Preferred Stock to no longer meet these requirements (as could occur if a default in dividends permitted the holders of such stock to vote in the election of Bank directors), the Bank may cease to be a member of the affiliated group. If the Bank ceases to be a member of the affiliated group, other members of the affiliated group will lose their ability to utilize the Bank's nonseparate return year limitation NOLs in the amount of $759 million. See " -- Net Operating Losses".

  TAX SHARING AGREEMENT

     The Parent Company and the Bank are parties to a tax sharing agreement pursuant to which the Bank will pay to the Parent Company amounts equal to the taxes that the Bank would be required to pay if it were to file a return separately from the affiliated group of which the Parent Company is the common parent. The tax sharing agreement will not increase the amounts payable by the Bank over the amounts that it would have to pay if it were not a member of the Parent Company's affiliated group.

  ACCOUNTING FOR INCOME TAXES

     Effective October 1, 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes", which changed the method of computing income taxes for financial statement purposes by adopting the liability method under which the net deferred tax asset or liability is determined based on the tax effects of tax benefits attributable to tax carryforwards such as NOLs, investment tax credits and capital losses, and the differences between the book and tax bases of the various assets and liabilities. The deferred tax asset must be reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion of the tax benefit will not be realized. Accounting guidance under Accounting Principles Board No. 11, "Accounting for Income Taxes", did not require these amounts to be recognized previously.

     In June 1996, the Parent Company's Certificate of Incorporation and By-Laws were restated with the intent to preserve certain beneficial tax attributes limiting the disposition of certain common stock and other interests in the Parent Company by certain of its stockholders. The preservation of certain tax attributes allowed the recognition of tax benefits of $85.2 million by the Bank in June 1996 for the expected utilization of $365 million of NOLs against future taxable income. These tax benefits were not recognized in prior periods due to limitations on the utilization of NOLs if an Ownership Change had occurred. In June 1996, the Parent Company and the Bank entered into a tax sharing agreement. This agreement resulted in the recognition of a tax benefit of $16.5 million by the Parent Company for the expected utilization of $47 million of the Parent Company's NOLs by the Bank. The total tax benefit of $101.7 million was recognized as a reduction of income tax expense and an increase in the net deferred tax asset, in accordance with SFAS No. 109.

     In fiscal 1995, no tax benefits were recorded by the Parent Company or the Bank. The Parent Company recognized no benefit for its stand alone NOLs as it did not generate taxable income to offset such losses and it was not party to a federal tax sharing agreement with the Bank at that time. The Bank recognized no tax benefits due to limitations on the utilization of its NOLs if an Ownership Change had occurred.

     In fiscal 1994, no tax benefits were recorded by the Parent Company due to circumstances similar to those described in the preceding paragraph. The Bank recognized a $58.2 million tax benefit in fiscal 1994 for the expected utilization of $249 million of its NOLs against future taxable income.

  STATE TAXATION

     The Parent Company and the Bank file unitary and combined state returns with certain subsidiaries and also file separate state returns. The location of mortgage bank branches, loan solicitations, or real property securing loans creates jurisdiction for taxation in certain states, which results in the filing of state income tax returns. Amounts for state tax liabilities are included in the Statements of Operations for fiscal 1996, 1995, and 1994. See Note 14 to the Consolidated Financial Statements.

ITEM 2.  PROPERTIES

     Effective December 1996, the headquarters of the Company were relocated to leased premises in Houston, Texas in conjunction with the formation of Holdings.

     The leases for the Company's headquarters have terms expiring from one to four years, with annual rental expenses of $4.4 million, subject to increases under certain circumstances. The following table sets forth the number and location of the community banking, commercial banking, and mortgage banking offices of the Company as of September 30, 1996:

                                                              NUMBER OF OFFICES
                                        --------------------------------------------------------------
                                           COMMUNITY
                                            BANKING
                                           BRANCHES          COMMERCIAL
                                        ---------------       BANKING        MORTGAGE BANKING
LOCATION                                OWNED    LEASED    OFFICES LEASED     OFFICES LEASED     TOTAL
-------------------------------------   -----    ------    --------------    ----------------    -----
Houston Area.........................     14       23             1                   3            41
Dallas/Ft. Worth Area................     12       17             1                   2            32
Other Texas..........................    --         4            --                   2             6
California...........................    --       --              1                  14            15
Florida..............................    --       --              1                   4             5
Other U.S............................    --       --              5                  60            65
                                        -----    ------         ---                 ---          -----
    Total............................     26       44             9                  85           164
                                        =====    ======         ===                 ===          =====

     A majority of leases outstanding at September 30, 1996 expire within five years or less. See Note 17 to the Consolidated Financial Statements.

     Net investment in premises and equipment totalled $40.2 million at September 30, 1996.

ITEM 3.  LEGAL PROCEEDINGS

  MAXXAM, INC.

     On December 7, 1995, Maxxam, Inc. ("Maxxam") filed a Petition for Review in the United States Court of Appeals for the Fifth Circuit seeking to modify, terminate, and set aside the order, dated December 30, 1988 (the "Order"), of the FSLIC approving the Acquisition, which was consummated on December 31, 1988 and involved substantially all the Bank's initial assets and liabilities. See "Business -- Assistance Agreement". On December 8, 1995, Maxxam filed a Motion to Intervene and a Complaint in Intervention in an action pending in the U.S. District Court for the Southern District of Texas, entitled FEDERAL DEPOSIT INSURANCE CORPORATION V. CHARLES E. HURWITZ, also seeking to set aside the Order. Maxxam's Motion to Intervene was granted by the District Court Judge on November 21, 1996. Maxxam contends, in both cases, that it submitted the most favorable bid to acquire the assets and liabilities of Old USAT and that it should have been selected as the winning bidder. In its brief to the Court of Appeals, Maxxam has asserted that the Court should order the OTS "to award Bank United to Maxxam" and that the Company would bear no harm in that event because it is entitled to full indemnification by the FDIC-FRF, pursuant to Section 7(a)(2) of the Assistance Agreement.

     The Company is not a party to either of these proceedings. The Bank intervened in the Fifth Circuit case and may file a Motion to Intervene in the District Court case at a later date. On December 10, 1996, the Fifth Circuit Court, in a PER CURIAM opinion and order, affirmed the order approving the Acquisition in all respects. The time for appeal to the Supreme Court of the United States has not yet expired, and the Company does not know whether Maxxam will appeal the Fifth Circuit decision. Management believes, after consultation with legal counsel, that the claims of Maxxam are barred by applicable time limits, have no basis for assertion under existing law, and will not have a material adverse effect on the Bank's or the Company's financial condition, results of operations, or liquidity.

  REGULATORY ACTIONS

     The Bank's operations are subject to various consumer protection statutes and regulations, including, for example, the TILA, the FH Act, the CRA, the ECOA, the HMDA, the RESPA, the EFTA, the Expedited Funds Act, the TISA, and the ADA. See "Business -- Regulation -- Consumer Protection Regulations". During the past several years, numerous individual claims and purported consumer class action claims were commenced against a number of financial institutions, their subsidiaries, and other mortgage lending institutions seeking civil statutory and actual damages and rescission under the TILA, as well as remedies for alleged violations of various state unfair trade practices laws and restitution or unjust enrichment in connection with certain mortgage loan transactions. Also, there have been numerous individual claims and purported consumer class action claims commenced against a number of financial institutions, their subsidiaries, and other mortgage lending institutions seeking declaratory relief that certain of the lenders' escrow account servicing practices violate the RESPA and breach the lenders' contracts with borrowers. Such claims also generally seek actual damages and attorneys' fees.

     In addition to the foregoing, mortgage lending institutions have been subjected to an increasing number of other types of individual claims and purported consumer class action claims that relate to various aspects of the origination, pricing, closing, servicing, and collection of mortgage loans and that allege inadequate disclosure, breach of contract, breach of fiduciary duty, or violation of federal or state laws. Claims have involved, among other things, interest rates and fees charged in connection with loans, interest rate adjustments on adjustable-rate mortgage loans, timely release of liens upon loan payoffs, the disclosure and imposition of various fees and charges, and the placing of collateral protection insurance. The Bank has had asserted against it one putative class action claim under the TILA, one putative class action claim under the RESPA and three separate putative class action claims involving the Bank's loan servicing practices. Management does not expect these claims, in the aggregate, to have a material adverse impact on the Company's financial condition, results of operation, or liquidity.

  WINSTAR-BASED CLAIMS

     On July 25, 1995, Plaintiffs filed suit against the United States of America in the United States Court of Federal Claims for breach of contract and taking of property without compensation in contravention of the Fifth Amendment of the United States Constitution. The action arose because the passage of FIRREA and the regulations adopted by the OTS pursuant to FIRREA deprived Plaintiffs of their contractual rights.

     In December 1988, the United States, through its agencies, entered into certain agreements with the Plaintiffs that resulted in contractual obligations owed to Plaintiffs. Plaintiffs contend that the obligations were undertaken to induce, and did induce, the Company's acquisition of substantially all of the assets and the secured, deposit, and certain tax liabilities of Old USAT, an insolvent savings and loan association, thereby relieving the FSLIC, an agency of the United States government, of the immense costs and burdens of taking over and managing or liquidating the institution. The FSLIC actively solicited buyers for Old USAT, and in the weeks preceding the Acquisition the Company and the FSLIC negotiated the terms of a complex transaction involving some six contractual documents. To accomplish this transaction, the FSLIC and its regulating agency, the FHLBB, which was also an agency of the United States government, were required to undertake to pay certain other amounts of money over time and to count for regulatory purposes certain monies and book entries of the Bank in ways that allowed the Company greater leverage to increase the size of the Bank prudently and profitably. The United States obtained the right to share in this leveraged growth through warrants for stock and through so-called "tax benefit payments" to the United States from the Company and the Bank.

     The lawsuit alleges breaches of the United States' contractual obligations
(i) to abide by a capital forbearance, which would have allowed the Bank to operate for ten years under negotiated capital levels lower than the levels required by the then existing regulations or successor regulations, (ii) to abide by its commitment to allow the Bank to count $110 million of subordinated debt as regulatory capital for all purposes and (iii) to abide by an accounting forbearance, which would have allowed the Bank to count as capital for regulatory purposes, and to amortize over a period of twenty-five years, the $30.7 million difference between certain FSLIC payment obligations to the Bank and the discounted present value of those future FSLIC payments. The lawsuit seeks monetary relief for the breaches by the United States of its contractual obligations to Plaintiffs and, in the alternative, seeks just compensation for a taking of property and for a denial of due process under the Fifth Amendment to the United States Constitution.

     The lawsuit was stayed from the outset by a judge of the Court of Federal Claims pending the Supreme Court's decision in the WINSTAR cases. Since the Supreme Court ruling, the Chief Judge of the Court of Federal Claims convened a number of status conferences to establish a case management protocol for the more than 100 lawsuits on the Court of Federal Claims docket, that, like Plaintiffs' case, involve issues similar to those raised in the WINSTAR cases.

     Following a number of status conferences, Chief Judge Loren Smith of the United States Court of Federal Claims transferred all WINSTAR-related cases to his own docket and entered an Omnibus Case Management Order governing proceedings in such cases, including the Company's case. Under the Omnibus Case Management Order, Chief Judge Smith serves as the "Managing Judge" for all WINSTAR-related cases and may assign other judges of the United States Court of Federal Claims to resolve pre-trial discovery disputes and common legal issues and to conduct trials. The Government and plaintiffs in WINSTAR-related cases were directed to exchange certain significant documents as early as October 2, 1996. Trials on damages in two of the three WINSTAR cases that were decided by the United States Supreme Court in July 1996 are scheduled for early 1997. Damages trials in the remaining cases subject to the Omnibus Case Management Plan are scheduled to begin four months after completion of the first two damages trials. The Company's case is one of thirteen cases that "shall be accorded priority in the scheduling" of the damages trials under the Omnibus Case Management Order.

     There have been no decisions determining damages in any of the over 100 similar cases pending in the Court of Federal Claims. While the Company expects Plaintiffs' claims for damages to exceed $200 million, the Company is unable to predict the outcome of Plaintiffs' suit against the United States and the amount of judgment for damages, if any, that may be awarded. The Company, on November 27, 1996, moved for partial summary judgement on liability and is pursuing an early trial on damages. Uncertainties remain concerning the administration of the Omnibus Case Management Order and the future course of the Company's lawsuit pursuant to the Omnibus Case Management Order. Accordingly, the Company cannot predict the timing of any resolution of its claims. The Company expects the trial of its case to commence during the first quarter of fiscal 1998. The Company is also unable to predict the outcome of its suit against the United States and the amount of judgment for damages, if any, that may be awarded. Consequently, no assurances can be given as to the results of this suit.

     The Company and the Bank have entered into an agreement with Hyperion Partners acknowledging the relative value, as among the parties, of their claims in the pending litigation. The agreement confirms that the Company and the Bank are entitled to receive 85% of the amount, if any, recovered as a result of any settlement of or a judgment on such claims, and that Hyperion Partners is entitled to receive 15% of such amount. The agreement was approved by the disinterested directors of the Company. Plaintiffs will continue to cooperate in good faith and will use their best efforts to maximize the total amount, if any, that they may recover.

     The Bank is involved in other legal proceedings occurring in the ordinary course of business that management believes, after consultation with legal counsel, are not, in the aggregate, material to the financial condition, results of operations, or liquidity of the Bank or the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company has two classes of common stock, Class A common stock and Class B common stock. The Class A and Class B common stock have identical dividend and other rights, except that the Class B common stock, is non-voting and is convertible into Class A common stock upon sale or transfer to unaffiliated parties or, subject to certain limitations, at the election of the holder thereof.

     The Company's Class A common stock is listed on the NASDAQ National Market System under the symbol "BNKU".

     In August 1996, the Company filed a registration statement with the SEC pursuant to which 12,075,000 shares of the Company's Class A common stock were sold to the public. Prior to the Offering, the Company's common stock was privately held and not listed on any public exchange or actively traded. The Company had a total 31,595,596 shares of common stock outstanding at September 30, 1996. At December 16, 1996, there were

98 shareholders of record for the Company's Class A common stock and 7 shareholders of record for the Company's Class B common stock.

     The high and low prices of the Company's Class A common stock as reported on the NASDAQ system for the fourth quarter of fiscal 1996 were $24 7/8 and $22 3/8, respectively.

     On December 5, 1996, the Company's Board declared a dividend of $0.14 per share, payable on December 26, 1996 to holders of record of the Company's Class A and Class B common stock on December 16, 1996. This was the first dividend declared since the Offering. The Company intends, subject to its financial results, contractual, legal, and regulatory restrictions, and other factors that the Company's Board of Directors may deem relevant, to declare and pay a dividend for the Company's common stock on a quarterly basis.

     OTS regulations impose restrictions on the payment of dividends by savings institutions. See "Business -- Regulation -- Capital Requirements -- Capital Distributions" for a discussion of these restrictions.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     The following selected consolidated financial and other data as of and for each of the years in the five-year period ended September 30, 1996 are derived from the Company's audited Consolidated Financial Statements. The information set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Consolidated Statements of Financial Condition as of September 30, 1996 and 1995, and the Consolidated Statements of Operations for each of the years in the three year period ended September 30, 1996, and the report thereon of Deloitte & Touche LLP are included elsewhere in this document.

           FIVE-YEAR CONSOLIDATED SUMMARY OF SELECTED FINANCIAL DATA

                                                          AT SEPTEMBER 30,
                                      --------------------------------------------------------
                                          1996        1995       1994       1993       1992
                                      ----------- ----------- ---------- ---------- ----------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND
                                                               RATIOS)
SUMMARY OF FINANCIAL CONDITION
ASSETS
Cash and cash equivalents............  $  119,523  $  112,931  $  76,938  $  65,388  $  94,723
Securities purchased under agreements
  to resell and federal
  funds sold.........................     674,249     471,052    358,710    547,988    206,000
Trading account assets...............       1,149       1,081      1,011      1,006     94,691
Securities...........................      64,544     116,013    114,115     43,430      4,909
Mortgage-backed securities...........   1,657,908   2,398,263  2,828,903  2,175,925    833,425
Loans................................   7,519,488   8,260,240  5,046,174  4,862,379  4,101,716
Covered Assets and related
assets(1)............................      --          --         --        392,511    610,901
All other assets.....................     675,516     623,954    484,310    351,929    308,918
                                      ----------- ----------- ---------- ---------- ----------
        Total assets................. $10,712,377 $11,983,534 $8,910,161 $8,440,556 $6,255,283
                                      =========== =========== ========== ========== ==========
LIABILITIES, MINORITY INTEREST, AND
  STOCKHOLDERS' EQUITY
Deposits.............................  $5,147,945  $5,182,220 $4,764,204 $4,839,388 $4,910,760
Federal Home Loan Bank advances(2)...   3,490,386   4,383,895  2,620,329  2,185,445    632,345
Securities sold under agreements to
  repurchase and federal funds
  purchased..........................     832,286   1,172,533    553,000    310,000     --
Note payable to related party........      --          --         --         --          4,090
Long-term debt ("15.75% Notes")....        --          --         --         --        102,000
Senior Notes.........................     115,000     115,000    115,000    115,000     --
All other liabilities................     410,217     448,283    320,766    516,020    373,715
                                      ----------- ----------- ---------- ---------- ----------
        Total liabilities............   9,995,834  11,301,931  8,373,299  7,965,853  6,022,910
                                      ----------- ----------- ---------- ---------- ----------
        Minority
          interest -- Subsidiary
          Preferred Stock(3).........     185,500     185,500     85,500     85,500     --
        Total stockholders' equity...     531,043     496,103    451,362    389,203    232,373
                                      ----------- ----------- ---------- ---------- ----------
          Total liabilities, minority
            interest, and
            stockholders'
            equity(4)................ $10,712,377 $11,983,534 $8,910,161 $8,440,556 $6,255,283
                                      =========== =========== ========== ========== ==========

                                               AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                       -------------------------------------------------------
                                          1996        1995       1994       1993       1992
                                       ----------  ----------  ---------  ---------  ---------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND
                                                               RATIOS)
SUMMARY OF OPERATIONS
Interest income......................  $  812,312  $  746,759  $ 494,706  $ 482,490  $ 502,854
Interest expense.....................     584,778     552,760    320,924    300,831    348,291
                                       ----------  ----------  ---------  ---------  ---------
    Net interest income..............     227,534     193,999    173,782    181,659    154,563
Provision for credit losses..........      16,469      24,293      6,997      4,083     21,133
                                       ----------  ----------  ---------  ---------  ---------
    Net interest income after
      provision for credit losses....     211,065     169,706    166,785    177,576    133,430
Non-interest income
    Net gains (losses)
        Sales of single family
          servicing rights and single
          family warehouse loans.....      43,074      60,495     63,286     67,403     67,223
        Securities and
          mortgage-backed
          securities.................       4,002          26     10,404     43,702      2,022
        Other loans..................       3,189      (1,210)       163      1,496      4,759
    Loan servicing fees and
      charges........................      44,230      43,508     31,741     21,780     20,823
    Other............................      15,541      12,162     13,295     12,310      8,963
                                       ----------  ----------  ---------  ---------  ---------
    Total non-interest income........     110,036     114,981    118,889    146,691    103,790
                                       ----------  ----------  ---------  ---------  ---------
Non-interest expense
    Compensation and benefits........      87,640      83,520     86,504     81,472     69,476
    SAIF deposit insurance
      premiums.......................      45,690      11,428     11,329     10,162     11,101
    Amortization of intangibles......      20,432      21,856     18,247     24,469     22,832
    Restructuring charges............      10,681      --         --         --         --
    Other............................      88,822      77,772     83,513     85,861     77,006
                                       ----------  ----------  ---------  ---------  ---------
    Total non-interest expense.......     253,265     194,576    199,593    201,964    180,415
                                       ----------  ----------  ---------  ---------  ---------
    Income before income taxes,
      minority interest, and
      extraordinary loss.............      67,836      90,111     86,081    122,303     56,805
Income tax (benefit) expense.........     (75,765)     37,415    (31,899)   (26,153)       200
                                       ----------  ----------  ---------  ---------  ---------
    Income before minority interest
      and extraordinary loss.........     143,601      52,696    117,980    148,456     56,605
Less minority interest
    Subsidiary Preferred Stock
      dividends(3)...................      18,253      10,600      8,653      6,537     --
    Payments in lieu of
      dividends(6)...................       6,413         377        357     --         --
                                       ----------  ----------  ---------  ---------  ---------
    Income before extraordinary
      loss...........................     118,935      41,719    108,970    141,919     56,605
Extraordinary loss(7)................      --          --         --         14,549     --
                                       ----------  ----------  ---------  ---------  ---------
    Net income(8)....................  $  118,935  $   41,719  $ 108,970  $ 127,370  $  56,605
                                       ==========  ==========  =========  =========  =========
    Net income applicable to common
      shares.........................  $  113,327  $   38,824  $ 102,519  $ 118,640  $  52,406
                                       ==========  ==========  =========  =========  =========
Earnings per common share(9)
    Income before extraordinary
      loss...........................  $     3.87  $     1.35  $    3.55  $    4.61  $    1.85
    Extraordinary loss...............      --          --         --           0.50     --
                                       ----------  ----------  ---------  ---------  ---------
    Net income.......................  $     3.87  $     1.35  $    3.55  $    4.11  $    1.85
                                       ==========  ==========  =========  =========  =========
Book value per common share(9).......  $    16.81  $    17.19  $   15.64  $   13.48  $    8.19
Average number of common shares
  outstanding(9).....................      29,260      28,863     28,863     28,863     28,366

CERTAIN RATIOS AND OTHER DATA(10)
Operating earnings(11)...............  $  114,659  $   91,295  $  75,514  $  77,105  $  50,024
Regulatory capital ratios of the
  Bank(12)
    Tangible capital.................        6.57%       6.20%      6.01%      6.17%      4.24%
    Core capital.....................        6.64        6.29       6.17       6.43       5.04
    Total risk-based capital.........       13.09       13.45      14.02      14.87      12.19
Return on average assets(13).........        1.28        0.50       1.42       1.83       0.89
Return on average common equity......       23.06        8.80      26.32      44.87      28.18
Stockholders' equity to assets.......        4.96        4.14       5.07       4.61       3.71
Tangible stockholders' equity to
  tangible assets....................        4.81        3.93       4.68       4.14       2.58
Net yield on interest-earning
  assets(14).........................        2.10        1.92       2.20       2.61       2.60
Interest rate spread(14).............        1.78        1.61       1.95       2.41       2.54

                                               AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                       -------------------------------------------------------
                                          1996        1995       1994       1993       1992
                                       ----------  ----------  ---------  ---------  ---------
                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
CERTAIN RATIOS AND OTHER
  DATA -- CONTINUED(10)
Average interest-earning assets to
  average interest-bearing
  liabilities........................        1.06        1.06       1.06       1.04       1.01
Non-interest expense to average total
  assets.............................        2.26%       1.86%      2.41%      2.76%      2.85%
Net operating expense ratio(15)......        1.28        0.76       0.97       0.76       1.21
Efficiency ratio(16).................       74.97       59.50      66.38      65.11      63.98
Nonperforming assets to total
  assets.............................        1.12        0.84       1.09       0.72       0.89
Net nonaccrual loans to total
  loans..............................        1.19        0.91       1.51       0.85       0.92
Allowance for credit losses to net
  nonaccrual loans...................       44.24       48.74      30.73      71.71      74.04
Allowance for credit losses to
  nonperforming assets...............       32.95       36.65      24.18      49.28      50.54
Allowance for credit losses to total
  loans..............................        0.52        0.44       0.46       0.61       0.68
Net loan charge-offs to average
  loans..............................        0.17        0.16       0.30       0.05       0.07
Full-time equivalent employees.......       2,310       2,663      2,894      3,122      2,720
Number of community banking
  branches...........................          70          65         62         62         65
Number of commercial banking
  origination offices................           9           9          5          3          2
Number of mortgage banking
  origination offices................          85         122        145        109         93
Single family servicing portfolio.... $13,246,848 $12,532,472 $8,920,760 $8,073,226 $7,187,000
Single family originations(17).......   3,762,198   3,447,250  5,484,111  6,737,762  6,118,363
Loans purchased for held to maturity
  portfolio..........................     148,510   2,658,093  1,406,275  1,212,103    916,613
CERTAIN RATIOS AND OTHER
  DATA -- EXCLUDING NON-RECURRING AND
  CERTAIN OTHER ITEMS(5)
Net income...........................  $   56,392  $   41,719  $  50,804  $  97,736  $  56,605
Net income applicable to common
  shares.............................      53,295      38,824     47,585     91,461     52,406
Earnings per common share............        1.82        1.35       1.65       3.17       1.85
Return on average assets(13).........        0.67%       0.50%      0.72%      1.42%      0.89%
Return on average common equity......       11.47        8.80      12.27      34.43      28.18
Efficiency ratio(16).................       58.85       59.50      66.38      65.11      63.98

------------
 (1) Reflects assets governed under the Assistance Agreement between the Bank and the FRF. See "Business -- The Assistance Agreement".

 (2) FHLB advances with maturities greater than one year were $926,291, $1,992,010, $782,129, $708,945, and $55,445 at September 30, 1996, 1995,
     1994, 1993, and 1992, respectively. See Note 9 to the Consolidated Financial Statements.

 (3) During fiscal 1993, the Bank issued Bank Preferred Stock, Series A, and during fiscal 1995, the Bank issued Bank Preferred Stock, Series B. None of the shares of Bank Preferred Stock are owned by the Company. All of the outstanding shares of common stock of the Bank are owned by the Company.

 (4) In August 1996, the Company filed a registration statement with the SEC and 12,075,000 shares of the Company Class A common stock were sold to the public. The Company sold 910,694 shares and certain shareholders ("Selling Shareholders") sold 11,164,306 shares. See "Management's Discussion and Analysis -- Capital Resources and Liquidity -- Capital" and Note 16 to the Consolidated Financial Statements.

 (5) Certain items have been excluded as they are deemed to be non-recurring and not part of the routine core business operations of the Company. Non-recurring items for fiscal 1996 were comprised of: (i) a one-time SAIF assessment charge of $33,657 ($20,729 net of tax); (ii) compensation expense of $7,820 ($4,816 net of tax); (iii) charges totalling $12,537 ($7,729 net of tax), related to the restructuring of and items associated with the mortgage origination business; (iv) a contractual payment to previous minority interests of $5,883; and (v) a tax benefit of $101,700. Non-recurring items totalled $2.05 per common share for fiscal 1996. See Notes 13, 14, 15, 16, and 18 to the Consolidated Financial Statements. During fiscal 1994, a tax benefit of $58,166 or $1.90 per common share was recorded. During fiscal 1993, a tax benefit of $44,183 and an extraordinary loss of $14,549 (see note 7 below) were recorded, reducing earnings per common share by $0.94 in fiscal 1993.

 (6) The Bank had issued to the FDIC-FRF the Warrant to acquire 158,823 shares of common stock of the Bank at an exercise price of $0.01 per share. Payments in lieu of dividends related to the Warrant. In August 1996, the FDIC surrendered a portion of the Warrant for a cash payment of $6.1 million, exercised the remainder of the Warrant and immediately exchanged the shares of common stock of the Bank it received for 1,503,560 shares of common stock of the Company. The FDIC sold all of these shares in the Offering. See "Business -- The Assistance Agreement -- Warrant
     Agreement".

 (7) Reflects costs and charges associated with the repayment of the note payable to related party and the 15.75% Notes (as defined, see "Management's Discussion and Analysis -- Capital Resources and Liquidity -- Notes Payable") and the issuance of the Senior Notes.

 (8) Net income for fiscal 1994, 1993, and 1992 included $23.1 million, $9.3 million, and $32.1 million, respectively of financial assistance payments received from the FRF. No such payments were received during fiscal 1996 or 1995 as a result of the termination of the Assistance Agreement in December 1993. See "Business -- Assistance Agreement".

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

 (9) Earnings per common share represents net income (adjusted for earnings on the common stock equivalents attributable to the Bank's Warrant) divided by the weighted average number of common shares outstanding. Per share results have been restated to reflect an 1,800 to one common stock conversion in June 1996. See Notes 1 and 16 to the Consolidated Financial Statements.

(10) Ratio, yield, and rate information are based on weighted average daily balances for fiscal 1996, 1995, 1994, and 1993 and average monthly balances for prior periods, with the exception of return on average common equity, which is based on average monthly balances for all periods presented.

(11) Operating earnings represents income, including net gains (losses) on the sales of single family servicing rights and single family warehouse loans, before taxes, minority interest, and extraordinary loss and excludes net gains (losses) on securities, MBS, and other loans and excludes certain non-recurring items in fiscal 1996. See "Business -- General."

(12) Regulatory capital ratios presented are those of the Bank. No regulatory capital ratios are presented for the Company because there are no such applicable requirements for savings and loan holding companies such as the Company. For a discussion of the regulatory capital requirements applicable to the Bank, see "Business -- Regulation -- Safety and Soundness Regulations -- Capital Requirements".

(13) Return on average assets represents income before minority interest and extraordinary loss, divided by average total assets.

(14) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets. Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

(15) Net operating expense ratio represents total non-interest expense less total non-interest income as a percentage of average assets for each period.

(16) Efficiency ratio represents non-interest expenses (excluding goodwill amortization), divided by net interest income plus non-interest income, excluding net gains (losses) on securities, MBS, and other loans.

(17) Includes $129.0 million, $135.3 million, $100.3 million, $116.5 million, and $127.0 million of brokered and purchased loans for fiscal 1996, 1995, 1994, 1993, and 1992, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF RESULTS OF OPERATIONS

  OVERVIEW.

     1996 COMPARED TO 1995. Net income was $118.9 million ($3.87 per share) for fiscal 1996, compared to $41.7 million ($1.35 per share) for fiscal 1995. The increase was primarily due to the recognition of a $101.7 million ($3.33 per share) tax benefit for the expected utilization of NOLs. No such benefits were recorded during fiscal 1995. Net income for 1996, excluding the $101.7 million tax benefit and certain non-recurring charges discussed below, was $56.4 million ($1.82 per share) compared to $41.7 million ($1.35 per share) in the prior year. Operating earnings, as defined in "Business -- General", were $114.7 million for fiscal 1996, compared to $91.3 million for fiscal 1995, a 26% increase. Higher levels of interest-earning assets and an increase in the yield on interest-earning assets contributed to the increase in net income and operating earnings, partially offset by lower gains on sales of single family MSRs and single family warehouse loans and increased expenses attributable to the minority interests. The single family loan servicing portfolio increased to $13.2 billion at September 30, 1996.

     Results for fiscal 1996 included several non-recurring charges: (i) a one-time SAIF assessment charge of $33.7 million ($20.7 million after tax or $0.67 per share); (ii) charges totalling $12.5 million ($7.8 million after tax or $0.25 per share) relating to the restructuring of and items associated with the mortgage origination business; (iii) $7.8 million of compensation expense ($4.8 million after tax or $0.16 per share) relating to a management compensation program adopted in connection with the Offering; and (iv) a $5.9 million contractual payment ($0.20 per share) to previous minority interests.

     1995 COMPARED TO 1994. Net income was $41.7 million ($1.35 per share) for fiscal 1995, compared to $109.0 million ($3.55 per share) for fiscal 1994. The decrease primarily reflects the effect of a tax benefit of $58.2 million ($1.90 per share) recognized in fiscal 1994 for the expected utilization of NOLs under SFAS No. 109, a lower net interest-rate spread, lower gains on sales of securities and MBS, and higher provisions for credit losses in fiscal 1995. Net income for fiscal 1995 was favorably impacted by the effect of higher levels of interest-earning assets during fiscal 1995 compared to fiscal 1994 and an increase in the single family servicing portfolio. The single family servicing portfolio increased to $12.5 billion at September 30, 1995 compared to $8.9 billion at September 30, 1994, contributing to increased loan servicing fees and charges during fiscal 1995.

     Operating earnings were $91.3 million for fiscal 1995, compared to $75.5 million for fiscal 1994. This increase primarily reflects the higher levels of interest-earning assets and increased loan servicing fees and charges, partially offset by higher provisions for credit losses.

     The following table sets forth a reconciliation of Bank and Company net income.

                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                       -----------------------------------
                                          1996         1995        1994
                                       -----------  ----------  ----------
                                                 (IN THOUSANDS)
BANK
Net income...........................  $   134,196  $   62,708  $  124,761
Preferred stock dividends............      (18,253)    (10,600)     (8,653)
                                       -----------  ----------  ----------
  Net income available for Bank's
     common stock....................      115,943      52,108     116,108
Dividends to Company(1)..............     (109,011)     (6,409)    (11,435)
Payments in lieu of dividends(1).....       (6,413)       (377)       (357)
                                       -----------  ----------  ----------
  Undistributed income of Bank.......          519      45,322     104,316
                                       -----------  ----------  ----------
COMPANY
Dividends from Bank..................      109,011       6,409      11,435
Interest expense.....................      (10,353)    (10,407)    (10,177)
Income tax benefit(2)................       20,898       1,397       5,299
Other expense, net...................       (1,140)     (1,002)     (1,903)
                                       -----------  ----------  ----------
  Net income (loss) of Company
     without including undistributed
     income of Bank..................      118,416      (3,603)      4,654
                                       -----------  ----------  ----------
  Consolidated net income............  $   118,935  $   41,719  $  108,970
                                       ===========  ==========  ==========
------------
(1) In May 1996, the Bank paid a $100 million dividend on the common stock of the Bank and paid $5.9 million in lieu of dividends to the FDIC-FRF. See "Business -- Assistance Agreement -- Warrant Agreement".

(2) During fiscal 1996, the Company recognized a tax benefit for the expected utilization of NOLs against future taxable income. See " -- Income Taxes".

  MORTGAGE BANKING RESTRUCTURE

     The Company has been in the process of evaluating its strategic alternatives with respect to its mortgage banking business in order to mitigate the negative effect on profitability resulting from increased competition in the loan origination business. Increased competition has resulted in the Company receiving lower fees and lower rates on originated loans. Additionally, profitability is impacted by fluctuations in the volume of originations due to changes in market interest rates. The Company initiated a profitability improvement program in an effort to reduce the amount of fixed charges necessary to operate its loan origination business in response to lower levels of fee revenue and to reduce the volume of staff necessary to process loan applications and to complete the loan origination process. The plan included the closure and consolidation of 24 mortgage origination branches, the closure of 6 regional operation centers, and a workforce reduction of approximately 265 employees. As of September 30, 1996, 31 mortgage origination branches and 6 regional operation centers had been closed and the workforce was reduced by 208. The plan also included a process and operational restructuring, as well as changes in management structure and compensation, all designed to create operational efficiencies and promote profitability. As a result of the office closures, workforce reductions, and related actions, the Company recorded a $10.7 million restructuring charge and recorded $1.8 million of other expenses related to the mortgage origination business in June 1996. The restructuring charge includes estimated costs for severance and other benefits of $800,000, asset write-downs of $5.3 million, lease termination costs of $3.4 million, and other costs of $1.2 million. The non-cash write-off of $5.3 million reflects $3.5 million of goodwill and $1.8 million of fixed assets and leasehold improvements written off in connection with the closed production offices. At September 30, 1996, the unpaid liability relating to the restructuring charge was $4.6 million and is expected to be paid in full by fiscal 1999. No assurances can be given regarding the efficacy of the profitability improvement plan or the timing or impact of any further restructuring (including a possible future sale or liquidation) of the Company's residential mortgage lending business.

  NET INTEREST INCOME

     Net interest income is based on the relative amounts of interest-earning assets and interest-bearing liabilities and the spread between the yields earned on assets and rates paid on liabilities. The net interest-rate spread is affected by changes in general market interest rates, including changes in the relationship between short- and long-term interest rates (the yield curve), the effects of periodic caps on the Company's adjustable-rate mortgage and MBS portfolios and the interest rate sensitivity position or "gap". The Company has traditionally managed its business to limit its overall exposure to changes in interest rates. However, under current policies of the Company's Board of Directors, management has been given some latitude to increase the Company's interest rate sensitivity position within certain limits if, in management's judgment, that will enhance profitability. As a result, changes in market interest rates may have a greater impact on the Company's financial performance in the future than they have had historically. See "Business -- General" and "Business -- Asset and Liability Management".

     The Company enters into certain financial instruments with off-balance-sheet risk in the ordinary course of business to reduce its exposure to changes in interest rates. The Company does not enter into instruments such as leveraged derivatives or structured notes. The financial instruments used for hedging interest rate risk include interest rate swaps, caps, floors, financial options, financial futures contracts, and forward delivery contracts. A hedge is an attempt to reduce risk by creating a relationship whereby any losses on the hedged asset or liability are expected to be offset in whole or in part by gains on the hedging financial instrument. Thus, market risk resulting from a particular off-balance-sheet instrument is normally offset by other on or off-balance-sheet transactions. See Note 12 to the Consolidated Financial Statements.

                      AVERAGE BALANCES AND AVERAGE YIELDS

                                                                     FOR THE YEAR ENDED SEPTEMBER 30,
                                          --------------------------------------------------------------------------------------
                                                       1996                             1995
                                          ------------------------------   ------------------------------
                                           AVERAGE                YIELD/    AVERAGE                YIELD/
                                           BALANCE    INTEREST     RATE     BALANCE    INTEREST     RATE
                                          ----------  ---------   ------   ----------  ---------   ------
                                                                          (DOLLARS IN THOUSANDS)
      INTEREST-EARNING ASSETS:
        Short-term interest-earning
          assets........................  $  668,657  $  39,302    5.88%   $  466,276  $  29,675    6.36%
        Trading account assets..........       1,154         67    5.81         1,079         62    5.75
        Securities(1)...................      76,637      3,917    5.11       116,934      5,893    5.04
        Mortgage-backed securities(1)...   1,968,230    128,143    6.51     2,618,990    173,155    6.61
        Loans(2)........................   7,889,828    627,940    7.96     6,707,868    526,528    7.85
        FHLB stock......................     213,242     12,943    6.07       180,416     11,446    6.34
        Covered Assets and related
          assets........................      --         --        --          --         --        --
                                          ----------  ---------   ------   ----------  ---------   ------
          TOTAL INTEREST-EARNING
            ASSETS......................  10,817,748    812,312    7.51    10,091,563    746,759    7.40
      Non-interest-earning assets.......     411,683                          345,500
                                         -----------                      -----------
          Total assets.................. $11,229,431                      $10,437,063
                                         ===========                      ===========
      INTEREST-BEARING LIABILITIES:
        Deposits:
          Transaction accounts..........  $  218,859      2,593    1.18    $  225,799      3,384    1.50
          Insured money fund accounts...   1,464,577     69,100    4.72     1,032,873     57,848    5.60
          Savings accounts..............     138,007      3,598    2.61       171,308      4,715    2.75
          Certificates of deposit.......   3,244,291    196,929    6.07     3,560,420    198,419    5.57
                                          ----------  ---------   ------   ----------  ---------   ------
              Total deposits............   5,065,734    272,220    5.37     4,990,400    264,366    5.30
                                          ----------  ---------   ------   ----------  ---------   ------
        FHLB advances...................   4,073,297    247,093    6.07     3,560,844    224,767    6.31
        Reverse repurchase agreements
          and federal funds purchased...     955,708     55,112    5.77       888,453     53,220    5.99
        Senior Notes....................     115,000     10,353    9.00       115,000     10,407    9.05
        Other...........................      --         --        --          --         --        --
                                          ----------  ---------   ------   ----------  ---------   ------
          TOTAL INTEREST-BEARING
            LIABILITIES.................  10,209,739    584,778    5.73     9,554,697    552,760    5.79
        Non-interest-bearing liabilities
          and stockholders' equity......   1,019,692                          882,366
                                         -----------                      -----------
          Total liabilities and
            stockholders' equity........ $11,229,431                      $10,437,063
                                         ===========                      ===========
      Net interest income/interest rate
        spread..........................              $ 227,534    1.78%               $ 193,999    1.61%
                                                      =========   ======               =========   ======
      Net yield on interest-earning
        assets..........................                           2.10%                            1.92%
                                                                  ======                           ======
      Ratio of average interest-earning
        assets to average
        interest-bearing liabilities....        1.06                             1.06
                                          ==========                       ==========

                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                            ------------------------------
                                                         1994
                                            ------------------------------
                                             AVERAGE                YIELD/
                                             BALANCE   INTEREST      RATE
                                            ---------  ---------    ------
      INTEREST-EARNING ASSETS:
        Short-term interest-earning
          assets........................    $ 461,530  $  19,019      4.12%
        Trading account assets..........        1,026       (144)   (14.04)
        Securities(1)...................      108,751      5,007      4.60
        Mortgage-backed securities(1)...    2,595,163    151,972      5.86
        Loans(2)........................    4,524,158    308,804      6.83
        FHLB stock......................      132,277      5,558      4.20
        Covered Assets and related
          assets........................       74,547      4,490      6.02
                                            ---------  ---------    ------
          TOTAL INTEREST-EARNING
            ASSETS......................    7,897,452    494,706      6.26
      Non-interest-earning assets.......      386,175
                                           ----------
          Total assets..................   $8,283,627
                                           ==========
      INTEREST-BEARING LIABILITIES:
        Deposits:
          Transaction accounts..........    $ 237,537      3,753      1.58
          Insured money fund accounts...      582,126     18,508      3.18
          Savings accounts..............      284,885      7,311      2.57
          Certificates of deposit.......    3,662,043    179,462      4.90
                                            ---------  ---------    ------
              Total deposits............    4,766,591    209,034      4.39
                                            ---------  ---------    ------
        FHLB advances...................    2,285,630     91,060      3.98
        Reverse repurchase agreements
          and federal funds purchased...      274,666     10,574      3.85
        Senior Notes....................      115,000     10,177      8.85
        Other...........................        3,350         79      2.36
                                            ---------  ---------    ------
          TOTAL INTEREST-BEARING
            LIABILITIES.................    7,445,237    320,924      4.31
        Non-interest-bearing liabilities
          and stockholders' equity......      838,390
                                           ----------
          Total liabilities and
            stockholders' equity........   $8,283,627
                                           ==========
      Net interest income/interest rate
        spread..........................               $ 173,782      1.95%
                                                       =========    ======
      Net yield on interest-earning
        assets..........................                              2.20%
                                                                    ======
      Ratio of average interest-earning
        assets to average
        interest-bearing liabilities....         1.06
                                            =========

------------
(1) For purposes of computing yields, the effects of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", have been excluded from the average balances.

(2)  Includes nonaccrual loans.

     The following table analyzes net interest income in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates. The table reflects the extent to which changes in the interest income and interest expense are attributable to changes in volume (changes in volume multiplied by prior year rate) and changes in rate (changes in rate multiplied by prior year volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

                              RATE/VOLUME ANALYSIS

                                                         FOR THE YEAR ENDED SEPTEMBER 30,
                                       ---------------------------------------------------------------------
                                                 1996 VS. 1995                      1995 VS. 1994
                                       ---------------------------------  ----------------------------------
                                         VOLUME      RATE        NET        VOLUME       RATE        NET
                                       ----------  ---------  ----------  ----------  ----------  ----------
                                                                  (IN THOUSANDS)
INTEREST INCOME
  Short-term interest-earning
     assets..........................  $   12,015  $  (2,388) $    9,627  $      198  $   10,458  $   10,656
  Trading account assets.............           4          1           5          (7)        213         206
  Securities.........................      (2,057)        81      (1,976)        390         496         886
  Mortgage-backed securities.........     (42,429)    (2,583)    (45,012)      1,418      19,765      21,183
  Loans..............................      93,941      7,471     101,412     166,278      51,446     217,724
  FHLB stock.........................       2,002       (505)      1,497       2,453       3,435       5,888
  Covered assets and related
     assets..........................      --         --          --          (4,490)     --          (4,490)
                                       ----------  ---------  ----------  ----------  ----------  ----------
          Total......................      63,476      2,077      65,553     166,240      85,813     252,053
                                       ----------  ---------  ----------  ----------  ----------  ----------
INTEREST EXPENSE
  Deposits...........................       4,189      3,665       7,854      10,219      45,113      55,332
  FHLB advances......................      31,178     (8,852)     22,326      65,246      68,461     133,707
  Reverse repurchase agreements and
     federal funds purchased.........       3,906     (2,014)      1,892      34,151       8,495      42,646
  Senior Notes.......................      --            (54)        (54)     --             230         230
  Other..............................      --         --          --             (79)     --             (79)
                                       ----------  ---------  ----------  ----------  ----------  ----------
          Total......................      39,273     (7,255)     32,018     109,537     122,299     231,836
                                       ----------  ---------  ----------  ----------  ----------  ----------
NET CHANGE IN NET INTEREST INCOME....  $   24,203  $   9,332  $   33,535  $   56,703  $  (36,486) $   20,217
                                       ==========  =========  ==========  ==========  ==========  ==========

     1996 COMPARED TO 1995. Net interest income increased $33.5 million or 17% to $227.5 million for fiscal 1996, compared to $194.0 million for fiscal 1995. The increase in net interest income is primarily attributable to a $726.2 million, or 7%, increase in average interest-earning assets and a 18 basis point increase in the net yield on interest-earning assets.

     Interest-earning assets are primarily comprised of single family mortgage loans and MBS. Interest-bearing liabilities primarily include deposits and FHLB advances. The increase in average interest-earning assets during fiscal 1996 can be principally attributed to two single family loan purchases during the second half of fiscal 1995, approximating $1.9 billion. The increase in average interest-earning assets was funded primarily with FHLB advances and reverse repurchase agreements.

     Approximately 78% of the Company's interest-earning assets at September 30, 1996 were adjustable-rate assets, a portion of which are tied to indices that normally lag the changes in market interest rates. Substantially all of the Company's adjustable-rate assets are subject to periodic and/or lifetime interest rate caps. Periodic caps limit the amount by which the interest rate on a particular mortgage loan may increase at its next interest rate reset date. In a rising-rate environment, the interest rate spread may be negatively impacted when the repricing of interest-earning assets is limited by caps on periodic interest rate adjustments, compared to market interest rate movements.

     During fiscal 1995, the periodic caps on loans and MBS with adjustable rates limited the increase in income relative to the cost of deposits and borrowings, as average market interest rates increased during fiscal 1995. The net interest rate spread for fiscal 1996 reflects an improvement over fiscal 1995 due to a lessening of the impact of caps. As of September 30, 1996, substantially all of the mortgages subject to caps would have no limitation on their next scheduled rate reset due to the level of market interest rates and the related reset margin being less than the current coupon rate on the mortgage loan plus the applicable periodic cap limitation. The net interest rate spread was also positively impacted during fiscal 1996 due to higher yields earned on loans purchased in the later part of fiscal 1995.

     1995 COMPARED TO 1994. Net interest income increased $20.2 million, or 12%, to $194.0 million for fiscal 1995, compared to $173.8 million for fiscal 1994. Average interest-earning assets increased $2.2 billion, or 28%, during the period, principally attributable to single family loan purchases during the second half of fiscal 1995. The increase in average interest-earning assets was funded primarily with FHLB advances and reverse repurchase agreements. Increased net interest income resulting from higher volumes of interest-earning assets was offset, to some extent, by unfavorable changes in the net spread between the yield on interest-earning assets and the cost of funds. The net interest rate spread decreased 34 basis points as a result of the rapid rise in market interest rates during the early part of fiscal 1995. Increases in market interest rates and the effect of lagging rate indices and caps on adjustable-rate assets and the sale of higher yielding assets in fiscal 1994 all contributed to the drop in the net yield on interest-earning assets.

  PROVISION FOR CREDIT LOSSES

     1996 COMPARED TO 1995. The provision for credit losses decreased to $16.5 million for fiscal 1996 down from $24.3 million for fiscal 1995. Decreased loan purchases during fiscal 1996 resulted in lower single family provisions of $6.8 million for fiscal 1996 compared to $18.5 million for fiscal 1995. Consumer loan provisions increased to $7.8 million for fiscal 1996, compared to $4.2 million for fiscal 1995, reflecting increased losses and charge-offs on the unsecured line of credit portfolio. See "-- Asset Quality" and Note 5 to the Consolidated Financial Statements.

     1995 COMPARED TO 1994. The provision for credit losses increased to $24.3 million for fiscal 1995 compared to $7.0 million for fiscal 1994. This increase primarily resulted from provisions on single family loans, which totalled $18.5 million for fiscal 1995 compared to $2.4 million for fiscal 1994. The single family loan portfolio increased to $7.1 billion at September 30, 1995 from $4.2 billion at September 30, 1994, which included loan purchases totalling $2.7 billion and originations retained for portfolio of $1.0 billion during fiscal 1995. The growth in the consumer lending business and loss experience on the unsecured consumer line of credit portfolio also increased consumer provisions to $4.2 million for fiscal 1995, from $2.8 million for fiscal 1994. Consumer loans increased to $123.1 million at September 30, 1995, from $108.2 million at September 30, 1994, while consumer charge-offs increased to $2.8 million for fiscal 1995, from $1.3 million for fiscal 1994. See "-- Asset Quality" and
Note 5 to the Consolidated Financial Statements.

     NON-INTEREST INCOME

     Non-interest income includes gains from sales of single family servicing rights and single family warehouse loans, gains (losses) on securities and MBS, gains (losses) on other loans, loan servicing fees and charges, and other fees and charges.

                              NON-INTEREST INCOME

                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------------
                                           1996          1995          1994
                                       ------------  ------------  ------------
                                                    (IN THOUSANDS)
NON-INTEREST INCOME
  Net gains (losses)
     Sales of single family servicing
       rights........................  $      4,678  $     34,080  $     67,198
     Single family warehouse loans...        38,396        26,415        (3,912)
                                       ------------  ------------  ------------
                                             43,074        60,495        63,286
     Securities and mortgage-backed
       securities....................         4,002            26        10,404
     Other loans.....................         3,189        (1,210)          163
  Loan servicing fees and charges....        44,230        43,508        31,741
  Other..............................        15,541        12,162        13,295
                                       ------------  ------------  ------------
          Total non-interest
          income.....................  $    110,036  $    114,981  $    118,889
                                       ============  ============  ============
PRINCIPAL SOLD
  MSRs...............................  $  1,488,885  $  2,854,114  $  4,521,491
  Single family warehouse loans......     2,984,211     2,100,662     4,786,413

     1996 COMPARED TO 1995. Non-interest income was $110.0 million for fiscal 1996 compared to $115.0 million for fiscal 1995, a decrease of $5.0 million. During fiscal 1996 and 1995, $1.5 billion and $2.9 billion, respectively, of single family MSRs were sold. The decrease in single family MSR sales during fiscal 1996 reflects management's decision to retain a greater portion of MSRs in response to the implementation of SFAS No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of Financial Accounting Standards Board Statement No. 65". See "Business -- Loan Servicing Portfolio". Fiscal 1995 included substantial gains on sales of servicing rights originated in prior years. Gains on sales of single family warehouse loans were $38.4 million during fiscal 1996, compared to $26.4 million during fiscal 1995, reflecting an increase in the volume of single family warehouse loans sold. Excluding gains from sales of single family MSRs and single family warehouse loans, non-interest income increased $12.5 million in fiscal 1996 compared to fiscal 1995, primarily due to increased gains on sales of securities and MBS and other loans.

     Net gains on securities and MBS were $4.0 million and $26,000 for fiscal 1996 and 1995, respectively. During fiscal 1996, the net gains on MBS were from the sale of $293.0 million of MBS. See " -- Discussion of Financial
Condition".

     Net gains (losses) on other loans were $3.2 million and $(1.2) million for fiscal 1996 and 1995, respectively. During fiscal 1996, the Company sold $98.1 million of single family loans held by the Financial Markets Group for a gain of $608,000 and $178.4 million of multi-family loans for a gain of $2.7 million. See " -- Discussion of Financial Condition".

     During fiscal 1996, loan servicing fees and charges increased $722,000, or 2% from the prior year. This increase is due primarily to an increase in the portfolio of single family servicing for others, $9.5 billion at September 30, 1996 compared to $8.5 billion at September 30, 1995. Offsetting this increase was a decrease in the average service fee rate due to a change in the mix of the portfolio.

     Other non-interest income was $15.5 million in fiscal 1996 compared to $12.2 million in fiscal 1995. The increase was primarily due to growth in mutual fund and annuity sales. The growth in the sale of these products reflected the low interest rate environment, more experienced salespeople, and increased marketing of those products.

     1995 COMPARED TO 1994. Non-interest income was $115.0 million for fiscal 1995, a $3.9 million decrease from $118.9 million for fiscal 1994. This decrease is attributable, in part, to a $2.8 million decrease in gains on sales of single family MSRs and single family warehouse loans which were $60.5 million and $63.3 million, respectively, for fiscal 1995 and 1994.

     In September 1995, the Company adopted SFAS No. 122, effective October 1, 1994. This statement requires that, among other things, the book value of mortgage loans be allocated at the time of origination between the MSRs and the related loans, provided there is a plan to sell or securitize such loans. With the implementation of SFAS No. 122, the original cost basis of the loan is allocated between the loan and the MSRs, thus increasing the gains on sales of loans and reducing the gains on sales of MSRs.

     The implementation of SFAS No. 122 resulted in the capitalization of $28.7 million of originated MSRs during fiscal 1995 and an increase to net income and stockholders' equity of $9.8 million. This implementation also had the effect of decreasing the gains on sales of single family MSRs by $17.7 million and increasing the gains on single family warehouse loans by $34.6 million. Excluding the effects of implementing SFAS No. 122, the gains on sales of single family MSRs and the gains (losses) on single family warehouse loans would have been $51.8 million and $(8.2) million, respectively. In accordance with the requirements of SFAS No. 122, the prior year amounts were not restated.

     Excluding the effects of SFAS No. 122 in fiscal 1995, the gains on single family MSRs were $51.8 million, compared to $67.2 million for fiscal 1994. During fiscal 1995, single family MSRs were sold at an average premium of 181 basis points, compared to 149 basis points during fiscal 1994. The average premiums on MSRs sold in fiscal 1994 were lower compared to fiscal 1995, reflecting the lower interest rate environment during the first half of fiscal 1994. The rise in market interest rates during the second half of fiscal 1994, and continuing through the beginning of fiscal 1995 had a positive effect on the average premiums on servicing rights sold, reflecting an increase in the value of the servicing portfolio due to actual and anticipated declines in prepayments. The increase in interest rates during the second half of fiscal 1994 and during fiscal 1995 also resulted in a decrease in originations. The decrease in originations and the retention of a greater proportion of originated loans for the Company's own portfolio decreased the volume of MSRs available for sale during fiscal 1995.

     Excluding the effects of SFAS No. 122 in fiscal 1995, the losses on single family warehouse loans were $(8.2) million in fiscal 1995 and $(3.9) million in 1994. Increased losses in fiscal 1995 reflect the increasingly competitive pricing in the market during that period.

     Net gains on securities and MBS were $26,000 and $10.4 million for fiscal 1995 and 1994, respectively. The gains in fiscal 1994 primarily relate to the sale of $213.0 million of MBS created when the Company securitized single family loans from its own portfolio.

     Loan servicing fees and charges increased $11.8 million, or 37%, during fiscal 1995 compared to fiscal 1994. The increase was due primarily to an increase in the portfolio of single family servicing for others and an increase in the average fees collected on those loans due to a change in the composition of that portfolio. The portfolio of single family servicing for others increased to $8.5 billion at September 30, 1995, compared to $6.2 billion at September 30, 1994, primarily due to loan originations and purchases of MSRs. See " -- Discussion of Financial Condition". The increase in the single family loan servicing portfolio during fiscal 1995 includes $3.4 billion of loans associated with MSRs purchased in fiscal 1994 that were not transferred to the Company until fiscal 1995 and were not included in the portfolio as of September 30, 1994. See Note 6 to the Consolidated Financial Statements.

  NON-INTEREST EXPENSE

     Non-interest expense was comprised of the following significant items:

                              NON-INTEREST EXPENSE

                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------
                                          1996        1995        1994
                                       ----------  ----------  ----------
                                                 (IN THOUSANDS)
Compensation and benefits............  $   87,640  $   83,520  $   86,504
Occupancy............................      18,415      18,713      17,196
Data processing......................      16,196      16,360      15,821
Advertising and marketing............       8,025       9,262      10,796
Amortization of intangibles..........      20,432      21,856      18,247
SAIF deposit insurance premiums......      45,690      11,428      11,329
Furniture and equipment..............       6,121       6,428       6,810
Restructuring charges................      10,681      --          --
Other................................      40,065      27,009      32,890
                                       ----------  ----------  ----------
     Total non-interest expense......  $  253,265  $  194,576  $  199,593
                                       ==========  ==========  ==========

     1996 COMPARED TO 1995. Non-interest expense was $253.3 million for fiscal 1996 and $194.6 million for fiscal 1995, or 2.26% and 1.86%, respectively, of average total assets for those same periods. Non-interest expense for fiscal 1996 included several non-recurring items including $7.8 million in compensation expense, $33.7 million in SAIF deposit insurance premiums, and a $10.7 million restructuring charge. Excluding these non-recurring items, non-interest expense was $201.1 million for fiscal 1996 compared to $194.6 million for fiscal 1995, or 1.79% and 1.86%, respectively, of average total assets for those same periods. The $7.8 million compensation charge related to a management compensation program adopted in June 1996 in connection with the Offering. This program provided, among other things, for a cash bonus and the award of Company common stock to certain executives and officers of the Company. See Note 13 to the Consolidated Financial Statements. Excluding the $7.8 million charge, compensation and benefits decreased to $79.8 million in fiscal 1996 compared to $83.5 million in fiscal 1995. This decrease reflects a decrease in the number of average full-time equivalent employees to 2,548 for fiscal 1996, from 2,729 for fiscal 1995. The $33.7 million SAIF deposit insurance premium charge reflects a one-time assessment on all SAIF-insured deposits aimed at fully-capitalizing the SAIF. The United States Congress passed legislation that was signed into law on September 30, 1996 that mandated this assessment, which was set at 65.7 basis points of SAIF-assessable deposits at March 31, 1995. See "Business -- Regulation -- Charter, Supervision, and Examination -- Insurance Assessments". The $10.7 million restructuring charge is discussed above in " -- Mortgage Banking Restructure". During fiscal 1996 and 1995, $878,000 and $11.2 million, respectively, of gains on sales of Real Estate Owned ("REO") properties were recognized and included in other non-interest expense.

     1995 COMPARED TO 1994. Non-interest expense was $194.6 million for fiscal 1995 compared to $199.6 million for fiscal 1994, or 1.86% and 2.41%, respectively, of average total assets for those periods. Compensation and benefits were $83.5 million for fiscal 1995 and $86.5 million for fiscal 1994, or 43% of total non-interest expense for both of these periods. Advertising expenses were lower during fiscal 1995 reflecting the introduction of community banking products in the prior year. During fiscal 1995 and 1994, $11.2 million and $5.8 million, respectively, of gains on sales of REO properties were recognized and included in other non-interest expense. Amortization of intangibles increased in fiscal 1995, reflecting increased amortization of MSRs due to servicing acquisitions.

  INCOME TAXES

     The provision for income taxes is comprised of current federal income taxes, deferred federal income taxes, state income taxes, and payments due in lieu of taxes. The provision for income taxes was a net benefit of $75.8 million for fiscal 1996, an expense of $37.4 million for fiscal 1995, and a net benefit of $31.9 million in fiscal 1994. In June 1996, Parent Company's Certificate of Incorporation and By-Laws were restated with the intent to preserve certain beneficial tax attributes limiting the disposition of certain common stock and other interests in the Parent Company by certain of its stockholders. The preservation of certain tax attributes allowed the recognition of tax benefits in June 1996 for the expected utilization of NOLs. These tax benefits were not recognized in prior periods due to limitations on the utilization of NOLs if an Ownership Change had occurred. In June 1996, the Parent Company and the Bank entered into a tax sharing agreement. This agreement resulted in the recognition of a tax benefit for the expected utilization of the Parent Company's NOLs by the Bank. As a result of the tax sharing agreement and the restatement of the Parent Company's Certificate of Incorporation and By-laws, a total tax benefit of $101.7 million was recognized in fiscal 1996 as a reduction of income tax expense and an increase in the net deferred tax asset. No tax benefits were recorded in fiscal 1995 due to limitations on NOLs if an Ownership Change had occurred. During fiscal 1994, tax benefits of $58.2 million were recorded due to the expected utilization of NOLs against future taxable income. See "Business -- Taxation" and Note 14 to the Consolidated Financial Statements.

     As of September 30, 1996, future taxable income of $721 million would fully utilize the net deferred tax asset. The Company earned taxable income of $130 million in fiscal 1995 and estimates taxable income of $80 million for fiscal 1996.

  MINORITY INTEREST

     Dividends on Bank Preferred Stock paid by the Bank increased to $18.3 million for fiscal 1996 from $10.6 million for fiscal 1995, due to the Bank's issuance of Bank Preferred Stock, Series B during the fourth quarter of fiscal 1995. These shares are not owned by the Company and, accordingly, are reflected as minority interest in the Consolidated Financial Statements. Payments in lieu of dividends increased during the year due to the contractual payment of $5.9 million made to the FDIC-FRF in connection with the declaration of a $100 million dividend on the common stock of the Bank. See "Business -- The Assistance Agreement -- Warrant Agreement" and Note 16 to the Consolidated Financial Statements.

DISCUSSION OF FINANCIAL CONDITION

  OVERVIEW

     The Company, through the Bank, is a broad based financial services provider to consumers and businesses in Texas and other selected regional markets throughout the United States. Historically, the Company focused on traditional single family mortgage lending and deposit gathering, as well as retail and wholesale mortgage banking activities. Over the past few years, however, the Company's management has pursued a strategy designed to reduce the Bank's reliance on its thrift and mortgage banking lines of business by developing potentially higher margin community banking and commercial banking lines of business. During this time, the Company has engaged in more aggressive marketing campaigns and has increased its originations and retention of commercial and consumer loans and increased the level of lower cost transaction and commercial deposit accounts. While the pursuit of this strategy entails risks different from and in addition to those found in traditional thrift and mortgage banking lines of business, the Company believes it has taken appropriate measures to manage these risks adequately. To manage potential credit risk, the Company has developed comprehensive credit approval and underwriting policies and procedures for these lines of business. To offset operational and competitive risk, the Company has hired experienced commercial bank professionals, trained other personnel to manage and staff these businesses, and has closely monitored the conduct and performance of the businesses. In addition to its efforts to increase originations of commercial and consumer loans, the Company plans to increase the retention of higher-yielding single family and multi-family mortgage loans that, in the past, may have otherwise been sold or securitized. The Company intends to continue to pursue additional expansion opportunities, including through acquisitions, while maintaining adequate capital.

     The following table reflects activity in the MBS portfolio.

                           MORTGAGE-BACKED SECURITIES

                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------------
                                           1996          1995          1994
                                       ------------  ------------  ------------
                                                    (IN THOUSANDS)
HELD TO MATURITY
Beginning balance....................  $  2,051,304  $  2,394,978  $    358,896
  Loans securitized..................       --            --            906,652
  Purchases..........................         3,841        38,515        83,854
  Net change in unrealized gains
     (losses) before tax.............         2,841           162       (10,202)
  Sales..............................       --            --            (38,252)
  Repayments.........................      (178,926)     (390,364)     (162,328)
  Transfers..........................    (1,244,945)      --          1,260,971
  Other..............................        (4,067)        8,013        (4,613)
                                       ------------  ------------  ------------
Ending balance.......................  $    630,048  $  2,051,304  $  2,394,978
                                       ============  ============  ============
AVAILABLE FOR SALE
Beginning balance....................  $    346,959  $    433,925  $  1,817,029
  Loans securitized..................       --            --            275,520
  Purchases..........................       --                230       583,444
  Net change in unrealized gains
     (losses) before tax.............         3,660         8,415       (61,613)
  Sales..............................      (292,990)      (77,610)     (174,702)
  Repayments.........................      (272,059)      (16,346)     (760,111)
  Transfers..........................     1,244,945       --         (1,260,971)
  Other..............................        (2,655)       (1,655)       15,329
                                       ------------  ------------  ------------
Ending balance.......................  $  1,027,860  $    346,959  $    433,925
                                       ============  ============  ============

     The unrealized gains on the MBS held to maturity portfolio were $2.2 million at September 30, 1996, $14.5 million at September 30, 1995, and $1.8 million at September 30, 1994. The unrealized losses on the MBS held to maturity portfolio were $23.0 million at September 30, 1996, $34.6 million at September 30, 1995, and $56.0 million at September 30, 1994. The changes in the unrealized gains and losses in the MBS held to maturity portfolio relate to changes in market conditions relating to MBS. At September 30, 1996, the Company's MBS held to maturity portfolio was comprised primarily of privately-issued and credit-enhanced MBS, of which 99% were rated AA/Aa or higher by the Standard & Poor's Corporation or Moody's Investor Services, Inc., respectively. These ratings and the individual MBS are reviewed monthly to ensure that no credit deterioration has occurred. At September 30, 1996, none of the MBS in the held to maturity portfolio were on credit watch for possible downgrading by either of the rating agencies. See "Business -- Investment Portfolio."

     The following table reflects activity in the loan portfolio.

                                     LOANS

                                            FOR THE YEAR ENDED SEPTEMBER 30,
                                       -----------------------------------------
                                           1996           1995           1994
                                       -------------  -------------  -----------
                                                     (IN THOUSANDS)
HELD TO MATURITY
Beginning balance....................  $   7,763,676  $  4,780,328  $ 3,434,440
  Originations
     Single family...................        818,563     1,012,771    1,319,020
     Single family residential
       construction..................        554,260       239,481      133,609
     Consumer........................        125,596        99,249       94,153
     Multi-family, commercial real
       estate, and business credit...        248,185       246,131      207,546
  Purchases
     Single family...................        140,583     2,640,755    1,312,827
     Consumer........................       --                  68       24,982
     Multi-family and commercial real
       estate........................          7,927        17,270       68,466
  Net change in mortgage banker
     finance line of credit..........         30,481       (38,124)    (238,223)
  Repayments.........................     (2,298,915)   (1,188,489)    (807,574)
  Securitized loans sold or
     transferred.....................       --            --         (1,125,050)
  Transfers (to) from held for
     sale............................       (104,235)          805      398,645
  Sales..............................         (4,420)      (34,865)     (26,930)
  Other..............................        (54,548)      (11,704)     (15,583)
                                       -------------  ------------  -----------
Ending balance.......................  $   7,227,153  $  7,763,676  $ 4,780,328
                                       =============  ============  ===========
HELD FOR SALE
Beginning balance....................  $     496,564  $    265,846  $ 1,427,939
  Originations
     Single family...................      2,783,446     2,213,553    4,105,530
     Multi-family, commercial real
       estate, and business credit...         88,861        61,505       23,449
  Purchases
     Single family...................         85,715        65,103       60,900
     Multi-family, commercial real
       estate, and business
       credit........................         57,594        38,823     --
  Repayments.........................        (15,581)       (3,667)     (54,846)
  Securitized loans sold or
     transferred(1)..................     (2,669,406)   (1,864,313)  (4,470,275)
  Transfers from (to) held to
     maturity........................        104,235          (805)    (398,645)
  Sales..............................       (642,559)     (273,747)    (430,342)
  Other..............................          3,466        (5,734)       2,136
                                       -------------  ------------  -----------
Ending balance.......................  $     292,335  $    496,564  $   265,846
                                       =============  ============  ===========

------------

(1) Includes $2.6 billion, $1.9 billion, and $4.4 billion of loans securitized by the Mortgage Banking Group and sold to third parties during fiscal 1996, 1995, and 1994, respectively.

     1996 ACTIVITY. Total assets decreased by $1.3 billion, or 11%, to $10.7 billion at September 30, 1996 down from $12.0 billion at September 30, 1995. This decrease primarily resulted from loan and MBS sales and repayments.

     Repurchase agreements and federal funds sold increased to $674.2 million at September 30, 1996 from $471.1 million at September 30, 1995. The increase primarily reflects the Company's decision to borrow and invest funds at a positive spread on a short-term basis.

     Securities decreased $51.5 million, to $64.5 million at September 30, 1996 from $116.0 million at September 30, 1995 reflecting the purchase of $22.4 million and the sale of $96.5 million in securities. During fiscal 1996, $58.0 million of SBA loans were purchased, a portion of which were pooled into securities totalling $30.5 million. At September 30, 1996, $6.5 million of the securities created remain in the Company's portfolio.

     MBS decreased $740.4 million during fiscal 1996, primarily due to sales and repayments. During fiscal 1996, the Company sold $293.0 million in MBS for a gain of $2.7 million, compared to $77.6 million in sales for a gain of $16,000 during fiscal 1995. The increase in repayments resulted from a decline in market interest rates.

     In November 1995, the Financial Accounting Standards Board ("FASB") issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". This implementation guide provided the Company the opportunity to reassess the appropriateness of the classification of its securities, and provided that reclassifications of securities from the held to maturity category resulting from this one-time reassessment would not call into question the intent to hold other securities to maturity in the future. During the first quarter of fiscal 1996, the Company reassessed its securities portfolios and reclassified $1.2 billion in MBS from the held to maturity portfolio to the available for sale portfolio. An unrealized gain of $4.2 million before tax, or $2.6 million after tax, was recorded in stockholders' equity as a result of this transfer. At September 30, 1996 and 1995, the Company had unrealized losses on securities and MBS available for sale, net of tax, of $2.2 million and $6.6 million, respectively. See Note 4 to the Consolidated Financial Statements.

     The increase in single family loan originations during fiscal 1996 resulted from a decline in market interest rates in comparison to a year ago. The decline in market interest rates prompted borrowers to refinance their mortgages at lower rates of interest, resulting in an increase in repayments as well as in single family mortgage loan originations. Refinancings approximated $1.2 billion and $600.6 million, or 31% and 17% of total single family mortgage loan originations during fiscal 1996 and 1995, respectively. Multi-family, commercial real estate, and business credit loan originations increased $29.4 million during fiscal 1996 as compared to fiscal 1995. The increase in multi-family, commercial real estate, and business credit loan originations, as well as the increase in residential construction loan originations during fiscal 1996, as compared to fiscal 1995, reflects the geographic expansion of the offering of these products. Increased consumer loan originations during fiscal 1996 as compared to fiscal 1995 are primarily due to increased home improvement loan originations resulting from increased marketing efforts.

     As a result of the decline in market interest rates during fiscal 1996, the MBF line of credit portfolio increased $30.5 million to $139.9 million at September 30, 1996.

     Single family loan purchases were $226.3 million during fiscal 1996, compared to $2.7 billion during fiscal 1995. The decrease in purchases reflects a decrease in products available at attractive yields.

     During fiscal 1996, total loans decreased $740.8 million, primarily due to sales and repayments. During this period, the Company sold $98.1 million of single family portfolio loans for a gain of $608,000 and $178.4 million of multi-family loans for a gain of $2.7 million.

     MSRs increased $48.3 million to $123.4 million at September 30, 1996 from $75.1 million at September 30, 1995. During fiscal 1996, the Company purchased servicing rights associated with $1.2 billion of single family loans at a premium of $23.5 million.

     In the aggregate, FHLB advances, reverse repurchase agreements, and federal funds purchased decreased $1.3 billion to $4.3 billion at September 30, 1996 from $5.6 billion at September 30, 1995, reflecting a reduction in the Company's asset base.

     The decrease in deposits is primarily due to maturities of consumer and wholesale CD's that were not renewed. These decreases were partially offset by increased consumer checking and insured money fund deposits, reflecting the Company's emphasis on high levels of customer service and innovative products.

     1995 ACTIVITY. Total assets increased to $12.0 billion at September 30, 1995 from $8.9 billion at September 30, 1994, reflecting an increase of $3.1 billion. The majority of this increase occurred in the loan portfolio, primarily as a result of single family adjustable-rate loan originations retained for the Company's portfolio and purchases of single family loans.

     Repurchase agreements and federal funds sold increased to $471.1 million at September 30, 1995 from $358.7 million at September 30, 1994. The increase primarily reflected the Company's decision to borrow and invest funds on a short-term basis.

     MBS decreased $430.6 million during fiscal 1995, primarily due to repayments of $406.7 million. The decrease in purchases to $38.7 million for fiscal 1995 from $667.3 million for fiscal 1994 reflected lower yields available in the marketplace on MBS during fiscal 1995. The decreased volume of MBS sales, to $77.6 million for fiscal 1995 as compared to $213.0 million during fiscal 1994, primarily resulted from reduced sales of securitized assets. There were no loans securitized during fiscal 1995, as compared to $1.2 billion securitized during fiscal 1994. The $515.7 million decrease in repayments for fiscal 1995, as compared to fiscal 1994, reflected rising interest rates beginning in the second half of fiscal 1994.

     At September 30, 1995 and 1994, unrealized losses on securities and MBS available for sale, net of tax, were $6.6 million and $13.4 million, respectively. The decrease resulted principally from a decline in market prices due to increased interest rates in the second half of fiscal 1994 and prepayments of certain high yielding securities. See Note 4 to the Consolidated Financial Statements.

     During fiscal 1995, loans increased $3.2 billion, primarily as a result of the retention of single family adjustable-rate loan originations for the Company's portfolio and purchases of single family loans.

     While the total loan portfolio increased, single family loan originations decreased $2.2 billion, or 41%, in fiscal 1995 compared to fiscal 1994 and $1.2 billion, or 18%, in fiscal 1994 compared to fiscal 1993. The decrease in single family loan originations during fiscal 1995 and 1994 can be attributed to higher interest rates during those periods leading to a decline in mortgage loan refinance activity during fiscal 1995 and 1994. Refinancings approximated $600.6 million and $2.0 billion, or 17% and 37%, respectively, of total originations in fiscal 1995 and 1994. Despite lower origination volumes, the Company retained a greater percentage of originations for its portfolio due to an increase in the proportion of adjustable-rate loans as compared to fixed-rate loans originated by the Mortgage Banking Group. During fiscal 1995, 30% of single family loan originations were retained for portfolio, as compared to 24% in fiscal 1994. The higher market interest rates also resulted in a decline in the MBF line of credit portfolio.

     During fiscal 1994 and 1995, despite the decline in single family mortgage loan originations, the Company's single family loan portfolio increased as a result of purchases from third parties. While purchases of single family loans increased during these periods, purchases of MBS decreased. During fiscal 1995, yields on loan purchases were higher than yields on MBS purchased. During fiscal 1995, $2.7 billion of single family loans yielding 8.46% were purchased, including a $1.3 billion purchase consisting of adjustable-rate loans, compared to $38.7 million of MBS purchased at a yield of 5.93%.

     Increased single family residential construction, multi-family, and commercial real estate loan originations in fiscal 1995 reflect geographic expansion of the offering of these products.

     Total deposits increased $418.0 million, to $5.2 billion at September 30, 1995, from $4.8 billion at September 30, 1994. The majority of the increase is due to an increase in commercial deposits from MBF customers, reflecting the Company's effort to build its customer base for this type of deposit.

     In the aggregate, FHLB advances, reverse repurchase agreements, and federal funds purchased increased to $5.6 billion at September 30, 1995 from $3.2 billion at September 30, 1994, primarily to fund asset originations and purchases. In connection with the increase in FHLB advances, FHLB stock was purchased to maintain the required balance of such stock. The Bank was in compliance with such stock requirements at September 30, 1995.

     During fiscal 1995, the Bank issued the Bank Preferred Stock, Series B. Costs incurred in connection with the stock issuance were recorded as a reduction to paid-in capital. The Bank's total capital was increased by $96.2 million as a result of this offering.

ASSET QUALITY

     The Company is exposed to certain credit risks related to the value of the collateral that secures loans held in its portfolio and the ability of borrowers to repay their loans during the term thereof. The Company has a Credit

Committee comprised of senior officers, that continually monitors the loan and REO portfolios for potential problems and reports to the Board of Directors at regularly scheduled meetings. The Company also has established an Asset Classification Committee comprised of senior management. This committee reviews the classification of assets and reviews the allowance for credit losses. This committee reviews all assets and periodically reports its findings directly to the Board of Directors. The Company also has an Asset Review Department, the function of which is to provide to the Board of Directors an independent ongoing review and evaluation of the quality of assets.

     Nonperforming assets consist of nonaccrual loans and REO. Loans are usually placed on nonaccrual status when the loan is past due 90 days or more, or the ability of a borrower to repay principal and interest is in doubt. At September 30, 1994 and 1993, nonaccrual loans included $5.7 million and $9.0 million, respectively, of single family loans 90 days delinquent that were subject to government guaranty and upon which interest continued to accrue. There were no such loans at September 30, 1996, 1995, and 1992. At September 30, 1995, single family nonaccrual loans included $10.2 million of loans which were contractually current pursuant to the borrowers' court-approved bankruptcy plans. At September 30, 1996, $10.6 million of such loans were excluded from single family nonaccrual loans.

                              NONPERFORMING ASSETS

                                                            AT SEPTEMBER 30,
                                       ----------------------------------------------------------
                                          1996        1995        1994        1993        1992
                                       ----------  ----------  ----------  ----------  ----------
                                                             (IN THOUSANDS)
NONACCRUAL LOANS
     Single family(1)................  $   92,187  $   83,954  $   85,722  $   61,451  $   60,209
     Single family residential
       construction..................      --             505      --          --             672
     Consumer........................       1,039         563         506         427      --
     Multi-family....................         144         213       3,802       3,233      --
     Commercial real estate and
       business credit...............         350      --           2,342      --          --
                                       ----------  ----------  ----------  ----------  ----------
                                           93,720      85,235      92,372      65,111      60,881
                                       ----------  ----------  ----------  ----------  ----------
DISCOUNTS
     Accretable(2)...................        (286)       (560)       (669)       (781)     (1,524)
     Non-accretable(3)...............      (3,791)     (9,167)    (15,384)    (22,684)    (21,250)
                                       ----------  ----------  ----------  ----------  ----------
                                           (4,077)     (9,727)    (16,053)    (23,465)    (22,774)
                                       ----------  ----------  ----------  ----------  ----------
          Net nonaccrual loans.......      89,643      75,508      76,319      41,646      38,107
REO, primarily single family
  properties.........................      30,730      24,904      20,684      18,954      17,722
                                       ----------  ----------  ----------  ----------  ----------
          Total nonperforming
            assets...................  $  120,373  $  100,412  $   97,003  $   60,600  $   55,829
                                       ==========  ==========  ==========  ==========  ==========

------------
(1) Originated single family nonaccrual loans to total single family nonaccrual loans were 28.82%, 20.64%, and 13.66% at September 30, 1996, 1995, and 1994,
    respectively.

(2) Accretable discount arises principally from the purchase of performing single family residential loans in the secondary market. The discount in effect functions principally as an additional reserve by lowering the book value of the outstanding loans. If the accretable discount is included with the allowance for credit losses, the resulting ratio of the allowance for credit losses to total loans would have been 0.73% at September 30, 1996.

(3) The loan principal amount related to the non-accretable discounts were $29.5 million, $33.7 million, $60.2 million, $41.4 million, and $43.1 million at September 30, 1996, 1995, 1994, 1993, and 1992, respectively.

                         SELECTED ASSET QUALITY RATIOS

                                                AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                         -----------------------------------------------------
                                           1996       1995       1994       1993       1992
                                         ---------  ---------  ---------  ---------  ---------
Allowance for credit losses to net
  nonaccrual loans
     Single family...................      32.46%     39.74%     22.70%     39.69%     41.61%
     Total...........................      44.24      48.74      30.73      71.71      74.04
Allowance for credit losses to
  nonperforming assets...............      32.95      36.65      24.18      49.28      50.54
Allowance for credit losses and
  non-accretable discounts to net
  nonaccrual loans...................      48.47      60.88      50.89     126.18     129.80
Allowance for credit losses to total
  loans..............................       0.52       0.44       0.46       0.61       0.68
Nonperforming assets to total
  assets.............................       1.12       0.84       1.09       0.72       0.89
Net nonaccrual loans to total
  loans..............................       1.19       0.91       1.51       0.85       0.92
Nonperforming assets to total loans
  and REO............................       1.59       1.21       1.91       1.23       1.35
Net loan charge-offs to average loans
     Single family...................       0.12       0.08       0.04       0.05       0.07
     Total...........................       0.17       0.16       0.30       0.05       0.07

             PORTFOLIO OF GROSS NONACCRUAL LOANS BY STATE AND TYPE
                             AT SEPTEMBER 30, 1996

                                                                 % OF
       STATE             SINGLE FAMILY    OTHER      TOTAL       TOTAL
------------------------ -------------    ------   ---------     ------
                                         (IN THOUSANDS)
California..............    $53,093       $ --     $  53,093      56.65%
Florida.................      8,657           97       8,754       9.34
Texas...................      4,359          905       5,264       5.62
Illinois................      4,500         --         4,500       4.80
New Jersey..............      3,251         --         3,251       3.47
New York................      2,592         --         2,592       2.77
Maryland................      1,642         --         1,642       1.75
Pennsylvania............      1,588           22       1,610       1.72
Virginia................      1,162         --         1,162       1.24
Oregon..................      1,025         --         1,025       1.09
Other...................     10,318          509      10,827      11.55
                         -------------    ------   ---------     ------
     Total..............    $92,187       $1,533   $  93,720     100.00%
                         =============    ======   =========     ======
     % of Total.........      98.36%        1.64%     100.00%
                         =============    ======   =========

     The allowance for credit losses to net nonaccrual loans decreased from a five year high of 74.04% at September 30, 1992 to 48.74% at September 30, 1995. The decrease in the ratio resulted from the charge-off of $10.1 million in fiscal 1994 and $3.4 million in fiscal 1995 related to a single large commercial real estate loan which reduced the amount of the reserve. The ratio decreased to 44.24% at September 30, 1996 primarily due to loan originations and purchases in the latter half of 1995.

     The allowance for credit losses to net nonaccrual loans was 44.24% at September 30, 1996 and 48.74% at September 30, 1995. This compares to ratios for peer institutions (thrifts with assets over $5.0 billion) of 83.47% and 80.94% at June 30, 1996 and 1995, respectively. The Company's charge-off ratios were 0.17% and 0.16% in fiscal 1996 and 1995, respectively, compared to 0.51% and 0.52% for the twelve months ended June 30, 1996 and 1995, respectively, for peer institutions. Because 98% of the Company's nonaccrual loans are single family mortgages, its allowance is lower than is typical of its peers. The Company believes that because of its underwriting standards and substantial purchase discounts, historical charge-offs on its single family loans have been lower in the aggregate than the corresponding aggregate net gains from the sales of the underlying collateral. The Company believes that its allowance levels approximate the allowances for future potential losses.

At September 30, 1995 and 1994 the Company's single family loan portfolio represented 84.8% and 82.1%, respectively, of gross loans outstanding compared to 72.22% and 65.80% for peer institutions.

     Total nonperforming assets increased $20.0 million to $120.4 million at September 30, 1996 from $100.4 million at September 30, 1995. The single family nonaccrual loans increased $8.2 million, reflecting, in part, the effects of the loan purchases which occurred in the second half of 1995.

     The portion of the purchase discount attributable to potential credit risk on certain acquired delinquent single family loans is treated as non-accretable discount. The Company believes that these purchase discounts are sufficient to cover losses from these portfolios and to provide a market rate of return. The non-accretable discount on nonaccrual loans decreased $5.4 million to $3.8 million at September 30, 1996 from $9.2 million at September 30, 1995. This decrease resulted primarily from loan sales and loans being foreclosed upon and transferred to REO. At September 30, 1996, total non-accretable discount was $7.1 million, of which $3.8 million related to nonaccrual loans. The non-accretable discount will reduce future REO losses. REO increased $5.8 million to $30.7 million at September 30, 1996 from $24.9 million at September 30, 1995. This increase primarily resulted from higher levels of delinquencies on a larger loan portfolio.

     Total nonperforming assets increased $3.4 million to $100.4 million at September 30, 1995 from $97.0 million at September 30, 1994. The multi-family and commercial real estate nonaccrual loans decreased $5.9 million from September 30, 1994. This decrease resulted primarily from loans being paid in full, and improvement in performance and cash flows. The non-accretable discount decreased $6.2 million to $9.2 million at September 30, 1995 from $15.4 million at September 30, 1994. This decrease resulted primarily from loans being foreclosed upon and transferred to REO. REO increased $4.2 million to $24.9 million at September 30, 1995 from $20.7 million at September 30, 1994. This increase resulted primarily from increased volumes in the single family portfolio.

     The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures, an amendment of SFAS No. 114", effective October 1, 1995. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of small-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or at lower of cost or fair value, leases and debt securities. These statements apply to all loans that are restructured in a troubled debt restructuring involving a modification of terms. Loans within the scope of these statements are considered impaired when, based on current information and events, it is probable that all principal and interest amounts due will not be collected in accordance with the contractual terms of the loans. At September 30, 1996, the recorded investment in impaired loans, pursuant to SFAS No. 114, totalled $3.9 million. There was no allowance for credit losses determined in accordance with SFAS No. 114 related to these impaired loans because the measured values of the loans exceeded the recorded investments in the loans.

     Criticized and classified assets are identified pursuant to management's asset classification policy, which was established in accordance with regulatory guidelines.

             RECONCILIATION OF CRITICIZED AND CLASSIFIED ASSETS TO
                              NONPERFORMING ASSETS
                             AT SEPTEMBER 30, 1996

                                           NONPERFORMING    PERFORMING     TOTAL
                                           -------------    ----------   ----------
                                                        (IN THOUSANDS)
Criticized assets
  Special Mention
     Multi-family.......................     $ --            $ 10,288    $   10,288
     Commercial real and business
       credit...........................       --               2,440         2,440
                                           -------------    ----------   ----------
          Total criticized assets.......       --              12,728        12,728
                                           -------------    ----------   ----------
Classified
  Substandard
     Single family......................        88,522         --            88,522
     Consumer...........................           942         --               942
     Multi-family.......................           115         17,781        17,896
     Commercial real estate and business
       credit...........................           234          2,652         2,886
     Real estate owned..................        30,730         --            30,730
                                           -------------    ----------   ----------
                                               120,543         20,433       140,976
  Doubtful
     Multi-family.......................       --                 339           339
     Commercial real estate and business
       credit...........................           116         --               116
                                           -------------    ----------   ----------
                                                   116            339           455
  Loss..................................       --              --            --
          Total classified assets.......       120,659         20,772       141,431
                                           -------------    ----------   ----------
          Total criticized and
            classified assets...........     $ 120,659       $ 33,500    $  154,159
                                           =============    ==========   ==========
          Total classified assets as a %
            of total gross loans........                                       1.87%
          Total allowance for credit
            losses as a % of total
            classified assets...........                                      28.04%

     The allowance for credit losses is established based on management's periodic evaluation of the loan portfolio and considers such factors as historical loss experience, delinquency status, identification of adverse situations that may affect the ability of obligators to repay, known and inherent risks in the portfolio, assessment of economic conditions, regulatory policies, and the estimated value of the underlying collateral, if any. Although the credit management systems have resulted in a very low loss experience, there can be no assurance that such results will continue in the future. The allowance for credit losses is based principally on delinquency status and historical loss experience.

     The following table presents the allowance for credit losses. See Note 5 to the Consolidated Financial Statements for activity in the allowance for credit losses by loan type.

                          ALLOWANCE FOR CREDIT LOSSES

                                           FOR THE YEAR ENDED SEPTEMBER
                                                        30,
                                          -------------------------------
                                            1996       1995       1994
                                          ---------  ---------  ---------
                                                  (IN THOUSANDS)
Beginning balance.......................  $  36,801  $  23,454  $  29,864
     Provision..........................     16,469     24,293      6,997
     Charge-offs net of recoveries......    (13,610)   (10,946)   (13,407)
                                          ---------  ---------  ---------
Ending balance..........................  $  39,660  $  36,801  $  23,454
                                          =========  =========  =========

                   ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

                                              AT SEPTEMBER 30,
                                       -------------------------------
                                         1996       1995       1994
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Single family........................  $  28,645  $  29,594  $  15,905
Single family residential
  construction.......................        693        361        399
Consumer.............................      5,219      3,247      1,822
Multi-family.........................      4,118      2,855      2,329
Multi-family construction............        232        199        127
Commercial real estate and business
  credit.............................        314         97      2,112
Mortgage banker finance line of
  credit.............................        412        410        684
Single family mortgage warehouse.....         27         38         76
                                       ---------  ---------  ---------
     Total...........................  $  39,660  $  36,801  $  23,454
                                       =========  =========  =========

     The allowance for credit losses increased to $39.7 million at September 30, 1996 from $36.8 million at September 30, 1995. The single family allowance for credit losses decreased to $28.6 million at September 30, 1996 from $29.6 million at September 30, 1995. This decrease primarily resulted from a reduced level of single family loans as repayments exceeded originations. The consumer allowance for credit losses increased to $5.2 million at September 30, 1996 from $3.2 million at September 30, 1995. This increase primarily resulted from increased losses related to the unsecured line of credit portfolio. The multi-family allowance for credit losses increased to $4.1 million at September 30, 1996 from $2.9 million at September 30, 1995. This increase primarily resulted from an increase in the multi-family held to maturity portfolio.

     The allowance for credit losses increased to $36.8 million at September 30, 1995 from $23.5 million at September 30, 1994. The single family allowance for credit losses increased to $29.6 million at September 30, 1995 from $15.9 million at September 30, 1994. This increase primarily resulted from an increase in the single family loan portfolio to $7.1 billion at September 30, 1995 from $4.2 billion at September 30, 1994 due to purchases of $2.7 billion during fiscal 1995 and additional originations retained for portfolio of $1.0 billion. The consumer allowance for credit losses increased to $3.2 million at September 30, 1995 from $1.8 million at September 30, 1994, reflecting increased losses related to the unsecured consumer line of credit portfolio.

     The Company charges-off loans, other than consumer loans, when all attempts have been exhausted to resolve any outstanding loan or legal issues. For consumer loans, all loans are charged-off when they contractually become 120 days delinquent.

The components of charge-offs and recoveries by property type for the periods indicated are as follows:

                              NET LOAN CHARGE-OFFS

                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------
                                          1996        1995        1994
                                       ----------  ----------  ----------
                                                 (IN THOUSANDS)
CHARGE-OFFS
     Single family...................  $   (7,751) $   (4,840) $   (1,722)
     Consumer........................      (5,995)     (2,847)     (1,365)
     Multi-family....................      --          --            (233)
     Commercial real estate and
       business credit...............         (39)     (3,389)    (10,145)
     Single family mortgage
       warehouse.....................      --              (2)     --
                                       ----------  ----------  ----------
          Total charge-offs..........     (13,785)    (11,078)    (13,465)
                                       ----------  ----------  ----------
RECOVERIES
     Single family...................          31          36          20
     Consumer........................         144          94          38
     Multi-family....................      --               2      --
                                       ----------  ----------  ----------
          Total recoveries...........         175         132          58
                                       ----------  ----------  ----------
          Total net charge-offs......  $  (13,610) $  (10,946) $  (13,407)
                                       ==========  ==========  ==========
          Net loan charge-offs to
            average loans............        0.17%       0.16%       0.30%

     Net loan charge-offs for all loan types increased to $13.6 million for fiscal 1996 from $10.9 million for fiscal 1995. The loan portfolio consists primarily of single family mortgage loans. Net charge-offs on the single family portfolio increased to $7.7 million for fiscal 1996 from $4.8 million for fiscal 1995. This resulted in net charge-offs as a percentage of single family loans on average of 0.12% and 0.08%, respectively, for fiscal 1996 and 1995. Net single family REO gains of $17.6 million exceeded net single family charge-offs of $16.4 million for the four years ended September 30, 1996. REO gains have historically been significant because of discounts attributable to the original loan purchases. Net charge-offs on the consumer loan portfolio increased to $5.9 million for fiscal 1996 from $2.8 million for fiscal 1995. The increase primarily relates to the unsecured consumer line of credit portfolio.

     Net loan charge-offs for all loans decreased to $10.9 million for fiscal 1995 compared to $13.4 million for fiscal 1994. Net charge-offs on the commercial real estate and business credit portfolio decreased to $3.4 million for fiscal 1995 compared to $10.1 million for fiscal 1994. The charge-off in fiscal 1994 resulted primarily from a $10.1 million charge-off related to a single commercial real estate loan. The charge-off in fiscal 1995 included an additional $3.4 million charge related to the sale of the single commercial real estate loan. Excluding the commercial real estate loan charge-offs, net charge-offs to average loans outstanding would have been $7.5 million and $3.3 million or 0.11% and 0.07%, respectively, for fiscal 1995 compared to fiscal 1994. Net charge-offs on the single family portfolio increased to $4.8 million for fiscal 1995 compared to $1.7 million for fiscal 1994. This resulted in net charge-offs as a percentage of single family loans on average of 0.08% and 0.04%, respectively, for fiscal 1995 compared to fiscal 1994. Net charge-offs on the consumer loan portfolio increased to $2.8 million for fiscal 1995 compared to $1.3 million for fiscal 1994. This increase primarily relates to the unsecured consumer line of credit portfolio.

     The only credit product that has had charge-offs higher than its original formula reserves is the unsecured consumer line of credit, which was first offered in fiscal 1993. This product has loans outstanding at September 30, 1996 of $51.2 million, for which allowances for credit losses were recently increased from 4% to 6% of loans outstanding. Due to the initial growth and loss experience in this portfolio, underwriting, approval and collection processes were modified. Net of charge-offs, the portfolio has had positive net interest income after loss provisions. The Company believes that its current formula reserve policy is appropriate for this product.

CAPITAL RESOURCES AND LIQUIDITY

     Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis. The Bank is required by the OTS to maintain average daily balances of liquid assets and short-term liquid assets in amounts equal to 5% and 1%, respectively, of net-withdrawable deposits plus borrowings payable on demand or with remaining maturities of one year or less. The average daily liquidity ratio for September 1996 was 5.95%, and the average short-term liquidity ratio for September 1996 was 3.40%.

     The primary sources of funds have consisted of deposits, advances from the FHLB, reverse repurchase agreements, principal repayments on loans and MBS, and proceeds from the issuance of Bank Preferred Stock. Liquidity may also be provided from other sources including investments in short-term high credit quality instruments. At September 30, 1996, these instruments generally comprised repurchase agreements, federal funds sold, trading account assets, and MBS and securities available for sale. These instruments totalled $1.8 billion, $933.2 million, and $905.4 million at September 30, 1996, 1995, and 1994, respectively. Funding resources are principally used to meet ongoing commitments to fund deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and maintain liquidity. See Notes 8, 9, 10, and 12 to the Consolidated Financial Statements.

     In December 1996, the Company contributed all of the outstanding stock of its subsidiary, the Bank to Holdings, and Holdings assumed the obligations of the Senior Notes. The Company has no significant assets other than its equity in Holdings and the Company's ability to pay dividends on its common stock and to meet its other cash obligations is dependent upon the receipt of dividends from Holdings. Holding's ability to pay dividends to the Company and meet debt service requirements on the Senior Notes will be dependent on the extent to which it receives common stock dividends from the Bank. The declaration of dividends by the Bank on all classes of its capital stock is subject to the discretion of the Board of Directors of the Bank, the terms of the Bank Preferred Stock, applicable regulatory requirements, and compliance with the covenants of the Senior Notes. The Bank currently has outstanding 7,420,000 shares of the Bank Preferred Stock, stated value $25 per share or $185.5 million in the aggregate. Total aggregate annual dividend requirements on the Bank Preferred Stock are $18.25 million. While the Bank Preferred Stock is noncumulative, common stock dividends may not be paid by the Bank if full dividends on the Bank Preferred Stock have not been paid for the four most recent quarterly dividend periods. Thus, if for any reason the Bank failed to declare and pay full quarterly dividends on the Bank Preferred Stock, Holdings would not receive any cash dividends from the Bank until four full quarterly dividends on the Bank Preferred Stock had been paid. While it is the present intention of the Board of Directors of the Bank to declare dividends in an amount sufficient to provide the cash flow necessary to meet debt service obligations in respect of the Senior Notes and to pay dividends to the holders of the Company's common stock, subject to applicable regulatory restrictions, no assurance can be given that circumstances which would limit or preclude the declaration of such dividends will not exist in the future. At September 30, 1996, the Bank would be permitted to pay $152.7 million of dividends on its capital stock without prior approval of the OTS, and the Company would be able to pay $76.8 million of dividends on its common stock under the covenants of the Senior Notes. See "Business -- Regulation -- Safety and Soundness
Regulations -- Capital Requirements -- Capital Distributions" and Notes 11, 15, and 16 to the Consolidated Financial Statements.

     DEPOSITS

     Deposits have provided the Company with a source of relatively stable and low cost funds. Average deposits funded 45% of average total assets for fiscal 1996, 48% for fiscal 1995, and 58% for fiscal 1994. The relationship of the Company's deposits to its average assets has decreased over the past three years, while overall deposit levels have remained constant. This change in the relationship of deposit funding is due to the opportunities for leverage created by increased capital raised through the issuance of the Bank Preferred Stock in 1993 and 1995 and earnings retained by the Company. Additionally, other financial instrument opportunities available to consumers, who have traditionally invested in bank deposit products, have become more widely used as an alternative to deposit products.

     The following table reflects net activity in the Company's deposit accounts:

                            DEPOSIT ACCOUNT ACTIVITY

                                         FOR THE YEAR ENDED SEPTEMBER 30,
                                       -------------------------------------
                                          1996         1995         1994
                                       -----------  -----------  -----------
                                                  (IN THOUSANDS)
Consumer accounts
     Checking accounts (including
       interest-bearing and
       non-interest bearing).........  $    43,541  $     4,984  $     5,467
     Savings accounts................      (17,762)     (83,089)     (97,286)
     Money market accounts...........      171,064      (24,028)      (1,275)
     Time deposits...................     (231,656)      35,425     (389,465)
                                       -----------  -----------  -----------
          Total consumer activity....      (34,813)     (66,708)    (482,559)
Commercial deposits..................      (45,682)     482,726      384,387
Wholesale deposits...................     (125,859)    (157,019)    (108,196)
                                       -----------  -----------  -----------
          Total activity before
            interest credited........     (206,354)     258,999     (206,368)
Interest credited....................      172,079      159,017      131,184
                                       -----------  -----------  -----------
          Net change in deposits.....  $   (34,275) $   418,016  $   (75,184)
                                       ===========  ===========  ===========

     The Company has historically utilized CDs to compete for consumer deposits. Beginning in 1995, the Company's strategy has been to increase checking and money market deposit accounts which are the core relationships that provide a stable source of funding for the Company. As a complement to this strategy, the Company continues to offer traditional deposit products, such as savings accounts and CDs. See Note 8 to the Consolidated Financial Statements.

     The Company offers cash management services to its MBF customers. These services are commercial deposit accounts comprised of (i) operating accounts of MBF customers, (ii) escrow deposits, and (iii) principal and interest payments on the loans serviced by the MBF customers. At September 30, 1996, 1995, and 1994, these deposits totalled $879.3 million, $911.8 million, and $402.5 million, respectively. The Company also raises wholesale deposits from institutional customers through its Financial Markets Group. These deposits tend to be interest rate sensitive and are subject to withdrawal if the rates paid on these deposits are not competitive with other market rates. While the Company does not generally solicit brokered deposits, the Company may accept brokered deposits when permitted by regulation and available at favorable rates.

     BORROWINGS

     The Company relies upon borrowings, primarily collateralized borrowings such as advances from the FHLB and reverse repurchase agreements, to fund its assets. Borrowings were the primary source of funds for the recent asset growth and accounted for 45% of the funding of average assets for fiscal 1996, 43% for fiscal 1995, and 31% for fiscal 1994. Fixed and adjustable-rate advances are obtained from the FHLB Dallas under a security and pledge agreement that restricts the amount of borrowings to the greater of a percentage of (i) fully disbursed single family loans, unless assets are physically pledged to the FHLB Dallas, and (ii) total assets. At September 30, 1996, these limitations were 65% and 45%,respectively. The Company's ability to borrow on reverse repurchase agreements is limited to the amount and market value of collateral that is available to collateralize those reverse repurchase agreements. At September 30, 1996, the Company had $1.2 billion in such collateral, $1.0 billion of which was collateralizing such reverse repurchase agreements. See Notes 9 and 10 to the Consolidated Financial Statements.

     NOTES PAYABLE

     In May 1993, the Company issued $115 million of Senior Notes at an initial rate of 8.05% and repaid long-term debt (the "15.75% Notes") and a note payable to a related party. The interest rate on the Senior Notes was subject to increase in certain circumstances and the PER ANNUM interest rate was increased to 8.55% in October 1993, and to 9.05% in February 1994. The Senior Notes mature on May 15, 1998. An exchange offer ("Exchange Offer") was consummated in August 1996, which satisfied the condition of the Senior Notes pursuant to which the interest rate on the Senior Notes reverted from 9.05% to 8.05% PER ANNUM in September 1996. See Note 11 to the Consolidated Financial Statements.

     COMMITMENTS

     At September 30, 1996, the Company had mandatory forward delivery contracts for single family loans of $322 million and had warehouse loans and mortgage pipeline loans of single family loans of $261 million and $175 million, respectively, available to fill these contracts. At September 30, 1996 the Company had $988 million of commitments to extend credit. Because such commitments may expire without being drawn upon, the commitments do not necessarily represent future cash requirements. Scheduled maturities of CDs and borrowings (including advances from the FHLB and reverse repurchase agreements) during the twelve months following September 30, 1996, total $2.0 billion and $3.4 billion, respectively. Management believes that the Company has adequate resources to fund all of its commitments.

     CAPITAL

     On May 6, 1996, the Bank paid a $100 million dividend to the Company on the common stock of the Bank and on the same day, the Company paid a dividend on its common stock in the amount of $100 million.

     Prior to June 1996, the Company was a subsidiary of Hyperion Holdings, which in turn was a subsidiary of Hyperion Partners. In June 1996, the following actions were taken (collectively, the "Restructuring"): (i) Hyperion Holdings exchanged shares of a newly created class of its nonvoting common stock for certain shares of its voting common stock held by Hyperion Partners; (ii) Hyperion Partners then distributed the Hyperion Holdings common stock owned by it to its limited and general partners in accordance with the terms of the limited partnership agreement of Hyperion Partners (the "Distribution"); and
(iii) following the Distribution, Hyperion Holdings was merged with and into the Company (the "Merger"). As a result of the Merger, the common stockholders of Hyperion Holdings (i.e. the limited and general partners of Hyperion Partners) received shares of Class A voting and Class B nonvoting common stock of the Company. As of the date of the Merger, Hyperion Holdings had no significant assets, liabilities or business other than its investment in the Company. The Merger was accounted for in a manner similar to a pooling of interests. Due to the immaterial nature of the assets, liabilities, and operations of Hyperion Holdings prior to the Merger, prior period results were not restated.

     Prior to June 1996, the Company had 13,238 shares of Class A and 2,797 shares of Class C common stock outstanding. The June 1996 Merger and Restructuring discussed above included a 1,800 to one stock conversion and the conversion of all Class C and certain Class A shares to Class B shares. The Class C shares were then cancelled. Also in June 1996, 318,342 shares of Class B common stock with restrictions on its transferability for a period of three years from its issuance ("Restricted Stock") were awarded as part of the management compensation program. See Note 13 to the Consolidated Financial Statements.

     In August 1996, the Company filed a registration statement with the SEC and 12,075,000 shares of the Company Class A common stock were sold to the public. The Company sold 910,694 shares and Selling Shareholders sold 11,164,306 shares. The net proceeds to the Company, proceeds to the Selling Shareholders, and the underwriting discount were $14.0 million, $210.4 million, and $13.9 million, respectively. The net proceeds to the Company from the Offering will be contributed to the capital of the Bank in the first quarter of fiscal 1997 for general corporate purposes.

     Concurrent with the execution of the Assistance Agreement, the Bank and the FSLIC entered into the Warrant Agreement pursuant to which the FSLIC was granted the Warrant to purchase up to 158,823 shares of common stock of the Bank at an exercise price of $0.01 per share. In August 1996, the FDIC surrendered a portion of the Warrant for a cash payment of $6.1 million and exercised the remainder of the Warrant. The FDIC immediately exchanged the shares of common stock of the Bank it received for 1,503,560 shares of common stock of the Company. The FDIC sold all of the 1,503,560 shares of common stock of the Company in the Offering.

     At September 30, 1996, after the 1,800 to one stock conversion, the issuance of Restricted Stock, the Offering, and the Warrant conversion, the Company had a total of 31,595,596 shares of common stock (par value $0.01) outstanding as follows: Class A (voting) -- 27,735,934 shares and Class B (nonvoting) -- 3,859,622 shares. The authorized stock of the Company consists of the following: Class A common stock -- 40,000,000 shares, Class B common stock -- 40,000,000 shares, and preferred stock -- 10,000,000 shares. Class B common stock may be converted to Class A common stock subject to certain restrictions. At December 16, 1996, the Company had 28,354,276 shares of Class A common stock and 3,541,320 shares of Class B common stock outstanding.

     In December 1996, the Company contributed all of the outstanding common stock of its subsidiary, the Bank, to Holdings, and Holdings assumed the obligations of the Senior Notes.

     REGULATORY MATTERS

     The Bank is subject to regulatory capital requirements as defined in the OTS capital regulations. The Bank's capital level at September 30, 1996 and 1995 qualified it as "well-capitalized", the highest of five tiers under applicable regulatory definitions. See "Business -- Regulation -- Safety and Soundness Regulations -- Capital Requirements," and Note 15 to the Consolidated Financial Statements.

     The following table sets forth the regulatory capital ratios of the Bank as of the dates indicated.

                           REGULATORY CAPITAL RATIOS

                                              AT SEPTEMBER 30,
                                       -------------------------------
                                         1996       1995       1994
                                       ---------  ---------  ---------
Tangible capital.....................     6.57%      6.20%      6.01%
Core capital.........................     6.64%      6.29%      6.17%
Total risk-based capital.............    13.09%     13.45%     14.02%
Tier I capital.......................    12.40%     12.82%     13.44%

     During fiscal 1993, the Bank issued its Preferred Stock, Series A and during fiscal 1995, the Bank issued its Preferred Stock, Series B. Shares totalling $85.5 million were issued as a result of the Preferred Stock, Series A offering and shares totalling $100 million were issued as a result of the Preferred Stock, Series B offering. These shares are not owned by the Company. Bank Preferred Stock, which is treated as core capital for regulatory purposes, was issued to increase total capital to support further growth.

     The United States Congress passed legislation that was signed into law on September 30, 1996, which resulted in an assessment on all SAIF-insured deposits in such amounts that will fully-capitalize the SAIF at a reserve ratio of 1.25% of SAIF-insured deposits. This one-time assessment has been set at 65.7 basis points of SAIF-assessable deposits at March 31, 1995. The Bank's assessment of $33.7 million, $20.7 million net of tax, was recorded in the fourth quarter of fiscal 1996 and will be paid in the first quarter of fiscal 1997.

     As a result of this one-time assessment, the SAIF has met its designated reserve ratio at October 1, 1996. For the first quarter of fiscal 1997, a special interim rate of 18 to 27 basis points will apply to pay interest on the FICO obligations. Effective January 1, 1997, SAIF institutions will pay a base assessment rate of 0 to 27 basis points and FICO assessments of 6.44 basis points.

CONTINGENCIES AND UNCERTAINTIES

     Maxxam has filed a petition for review in the United States Court of Appeals for the Fifth Circuit seeking to modify, terminate, and set aside the order approving the Acquisition, which involved substantially all the Bank's initial assets and liabilities. In its brief to the Court of Appeals, Maxxam has asserted that the Court of Appeals should order the OTS "to award Bank United to Maxxam" and that the Company would bear no harm in that event because it is entitled to full indemnification by the FDIC-FRF pursuant to Section 7(a)(2) of the Assistance Agreement. The same petitioner has filed a Motion to Intervene and a Complaint in Intervention in an action pending in the United States District Court for the Southern District of Texas, also seeking to set aside the order approving the Acquisition. Maxxam contends, in both cases, that it submitted the most favorable bid to acquire the assets and liabilities of Old USAT and that it should have been selected as the winning bidder.

     The Company is not a party to either of these proceedings. The Bank has intervened in the Fifth Circuit case and may file a Motion to Intervene in the District Court case at a later date. Management believes, after consultation with legal counsel, that the claims of the petitioner are barred by applicable time limits, have no basis for assertion under existing law, and will not have a material adverse effect on the Bank's or the Company's financial condition, results of operations, or liquidity. See "Legal Proceedings".

     The Bank, in its various operations, is subject to substantial statutory and regulatory compliance obligations. See "Business -- Regulation". The Bank attempts in good faith to comply with the requirements of the various statutes and regulations to which it is subject. These statutes and regulations are complex, however, and even inadvertent noncompliance could result in civil and, in some cases, criminal liability. In this regard, a substantial part of the Bank's business has involved the origination, purchase, and sale of mortgage loans. During the past several years, numerous individual claims and purported consumer class action claims have been commenced against a number of financial institutions, their subsidiaries, and other mortgage lending institutions, alleging violations of various state and regulatory provisions relating to mortgage lending and servicing, including the TILA and the RESPA.

     In addition to the foregoing, mortgage lending institutions have been subjected to an increasing number of other types of individual claims and purported consumer class action claims that relate to various aspects of the origination, pricing, closing, servicing and collection of mortgage loans, and that allege inadequate disclosure, breach of fiduciary duty, breach of contract, or violation of federal or state laws. Claims have involved, among other things, interest rates and fees charged in connection with loans, interest rate adjustments on adjustable-rate mortgage loans, timely release of liens upon loan payoffs, the disclosure and imposition of various fees and charges, and the placing of collateral protection insurance. The Bank has had asserted against it one putative class action claim under the TILA, one putative class action claim under the RESPA and three separate putative class action claims involving the Bank's loan servicing practices. Management does not expect these claims, in the aggregate, to have a material adverse effect on the Bank's or the Company's financial condition, results of operations or liquidity. See "Legal Proceedings".

     As of September 30, 1996, the Company had NOLs of $817 million available to reduce taxable income in future years. There can be no assurance that the tax deductions associated with these NOLs will be allowed by the IRS. In addition, such tax deductions would be subject to significant limitation under Section 382 of the Code if the Company undergoes an Ownership Change. In the event of an Ownership Change, Section 382 of the Code imposes an annual limitation on the amount of taxable income a corporation may offset with NOLs and certain recognized built-in losses. See "Business -- Taxation -- Net Operating Loss Limitations".

FEDERAL FINANCIAL ASSISTANCE

     Pursuant to the Assistance Agreement and the Settlement Agreement the Bank received substantial payments from the FRF during fiscal 1994 as follows:

                                        (IN THOUSANDS)
Payments affecting the results of
  operations.........................      $ 23,143
Other Payments
     Settlement payment..............       195,300
     Other...........................           468
                                        --------------
               Total FRF payments....      $218,911
                                        ==============

     FRF Assistance on Covered Assets was offset by the interest expense to carry these assets and certain related operating expenses, neither of which were reimbursed by the FRF.

     Pursuant to the Settlement Agreement, all financial assistance and related payments ceased to accrue as of December 28, 1993, and, as of that date, the Bank no longer managed or owned any Covered Assets. There was no material adverse effect on the Company or the Bank as a result of the Settlement Agreement, the transfer of certain Covered Assets to the FDIC, and the retention of the remainder of such Covered Assets without financial assistance. See "Business -- The Assistance Agreement".

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. This statement establishes accounting standards for recognizing and measuring impairment of long-lived assets (and related goodwill) to be held and used and for such assets held for disposal. The statement is effective for financial statements with fiscal years beginning after December 15, 1995. Implementation of this pronouncement should have no material effect on the Consolidated Financial Statements.

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages adoption of that method for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method currently being followed and make pro forma disclosures of net income and earnings per share under the fair value based method of accounting. This statement is effective for financial statements with fiscal years beginning after December 15, 1995. Management is currently evaluating the proposed alternatives under this statement.

     In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. This statement requires that, after a transfer of financial assets, an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Implementation of this pronouncement should have no material effect on the Consolidated Financial Statements.

FORWARD-LOOKING INFORMATION

     Statements and financial discussion and analysis by management contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, changes in interests rates and economic conditions; the shift in the Company's emphasis from residential mortgage lending to community and commercial banking activities; the restructuring of the Company's Mortgage Banking origination business; increased competition for deposits and loans; changes in the availability of funds; changes in local economic and business conditions; changes in availability of residential mortgage loans originated by other financial institutions or the Company's ability to purchase such loans on favorable terms; transactions in the Company's common stock that might result in an Ownership Change triggering an annual limitation on the use of the Company's NOLs under Section 382 of the Code; changes in the ability of the Bank to pay dividends on its common stock; changes in applicable statutes and government regulations or their interpretation; the continuation of the significant disparity in the deposit insurance premiums paid by thrift institutions and commercial banks; changes in government programs that facilitate the issuance of MBS or the Company's continued eligibility to participate in such programs; the loss of senior management or operating personnel; claims with respect to representations and warranties made by the Company to purchasers and insurers of mortgage loans and to purchasers of MSRs; claims of noncompliance by the Company with statutory and regulatory requirements; and changes in the status of litigation to which the Company is a party. For further information regarding these factors, see "Risk Factors" in the prospectus dated August 8, 1996, relating to the initial public offering of the Company's common stock filed with the SEC (File No. 333-06229).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the index included on page 86 and the Consolidated Financial Statements which begin on page 88.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on directors and executive officers of the Company contained under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to the 1996 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation contained under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to the 1996 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of voting security of the Company contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to the 1996 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on certain relationships and related transactions contained under the caption "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement relating to the 1996 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A).  (1) CONSOLIDATED FINANCIAL STATEMENTS

               1.   Independent Auditors' Report

               2. Consolidated Statements of Financial Condition -- September 30, 1996 and 1995

               3. Consolidated Statements of Operations -- Years Ended September 30, 1996, 1995, and 1994

               4. Consolidated Statements of Stockholders' Equity -- Years Ended September 30, 1996, 1995, and 1994

               5. Consolidated Statements of Cash Flows -- Years Ended September 30, 1996, 1995, and 1994

               6. Notes to Consolidated Financial Statements -- Years Ended September 30, 1996, 1995, and 1994

           (2) FINANCIAL STATEMENTS SCHEDULES

               Any required schedules are included with the Consolidated Financial Statements, which begin on page 88.

          (3)  EXHIBITS

               Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described in such parenthetical reference.

EXHIBIT NO.                      DESCRIPTION
-----------                      -----------
  2.1 -- Form of Letter Agreement, by and among the general and limited partners of Hyperion Partners, L.P., dated as of June 17, 1996, relating to certain transactions consummated prior to the Offering. (Exhibit 2.1 to Form S-1 filed on June 18, 1996)

  2.2 -- Merger Agreement, dated as of June 17, 1996, by and between the Company and Hyperion Holdings related to the Merger. (Exhibit 2.2 to Form S-1 filed on August 7, 1996)

  3.1 -- Form of Restated Certificate of Incorporation of the Registrant, as amended. (Exhibit 3.1 to Form S-1 filed on June 18, 1996)

  3.2 -- Form of By-Laws of the Registrant. (Exhibit 3.2 to Form S-1 filed on June 18, 1996)

  4.1   -- Indenture, dated as of May 15, 1993, between the Registrant and
           Bank of New York, as Trustee, relating to the Registrant's 8.05% Senior Notes due May 15, 1998. (Exhibit 4.1 to Form S-1 filed on June 18, 1996)

  4.2 -- Form of 8.05% Senior Note due May 15, 1998 (included in the Indenture filed as Exhibit 4.1 hereto). (Exhibit 4.2 to Form S-1 filed on June 18, 1996)

  4.3 -- Exchange and Registration Rights relating to Registrant's 8.05% Senior Notes due May 15, 1998. (Exhibit 4.3 to Form S-1 filed on June 18, 1996)

  4.4 -- First Supplemental Indenture, dated as of January 23, 1995, between the Registrant and the Bank of New York, as Trustee, relating to Registrant's 8.05% Senior Notes due May 15, 1998. (Exhibit 4.4 to Form S-1 filed on June 18, 1996)

  4.5 -- Form of Class A common stock Certificate. (Exhibit 4.5 to Form S-1 filed on July 25, 1996)

 10.1 -- Assistance Agreement, dated December 30, 1988, among the Bank, the Registrant, Hyperion Holdings, Hyperion Partners, and the FSLIC. (Exhibit 10.1 to Form S-1 filed on June 18, 1996)

 10.1a  -- Settlement and Termination Agreement, dated as of December 23,
           1993, among the Bank, the Registrant, Hyperion Holdings, Hyperion Partners and the FDIC. (Exhibit 10.1a to Form S-1 filed on June 18,
           1996)

 10.1b -- Tax Benefits Agreement, dated December 28, 1993, among the Bank, the Registrant, Hyperion Holdings, Hyperion Partners and the FDIC. (Exhibit 10.1b to Form S-1 filed on June 18, 1996)

 10.2 -- Acquisition Agreement, dated December 30, 1988, between the Bank and the FSLIC.(Exhibit 10.2 to Form S-1 filed on June 18, 1996)

 10.3 -- Warrant Agreement, dated December 30, 1988, between the Bank and the FSLIC. (Exhibit 10.3 to Form S-1 filed on June 18, 1996)

 10.3a -- Amended and Restated Warrant Agreement dated December 28, 1993, between the Bank and the FDIC. (Exhibit 10.3a to Form S-1 filed on June 18, 1996)

 10.4 -- Regulatory Capital Maintenance Agreement, dated December 30, 1988 among the Bank, the Registrant, Hyperion Holdings, Hyperion Partners, and the FSLIC (terminated). (Exhibit 10.4 to Form S-1 filed on June 18, 1996)

 10.5 -- Federal Stock Charter of the Bank and First Amendment to charter approved on August 26, 1992. (Exhibit 10.5 to Form S-1 filed on June 18, 1996)

 10.6 -- Amended and Restated Federal Stock Charter of the Bank and Second Amendment approved on October 30, 1992. (Exhibit 10.6 to Form S-1 filed on June 18, 1996)

 10.6a -- Third Amendment to the Federal Stock Charter of the Bank approved on April 23, 1996. (Exhibit 10.6a to Form S-1 filed on June 18, 1996)

 10.6b  -- Amended and Restated Bylaws of the Bank. (Exhibit 10.6b to Form
           S-1 filed on June 18, 1996)

 10.7 -- Specimen Preferred Stock, Series A, certificate, $25.00 per share stated value of the Bank. (Exhibit 10.7 to Form S-1 filed on June 18,
           1996)

 10.7a  -- Certificate of Designation of Noncumulative Preferred Stock,
           Series A, of the Bank. (Exhibit 10.7a to Form S-1 filed on June 18,
           1996)

 10.7b -- Specimen Preferred Stock, Series B, certificate, $25.00 per share stated value, of the Bank. (Exhibit 10.7b to Form S-1 filed on June 18, 1996)

 10.7c  -- Certificate of Designation of Noncumulative Preferred Stock,
           Series B, of the Bank. (Exhibit 10.7c to Form S-1 filed on June 18,
           1996)

 10.8 -- Data Processing Agreement, dated January 1, 1992, between the Bank and Systematics Financial Services, Inc., and First Amendment (dated October 28, 1992) and Second Amendment (dated September 1, 1992). (Exhibit 10.8 to Form S-1 filed on June 18, 1996)

 10.8a  -- Third Amendment, dated December 17, 1993, to the Data Processing
           Agreement, dated January 1, 1992, between the Bank and Systematics Financial Services, Inc. (Exhibit 10.8a to Form S-1 filed on June 18,
           1996)

 10.8b  -- Fourth Amendment, dated March 28, 1994, to the Data Processing
           Agreement, dated January 1, 1992, between the Bank and Systematics Financial Services, Inc. (Exhibit 10.8b to Form S-1 filed on June 18,
           1996)

 10.8c  -- Fifth Amendment, dated April 1, 1994 to the Data Processing
           Agreement, dated January 1, 1992, between the Bank and Systematics Financial Services, Inc. (Exhibit 10.8c to Form S-1 filed on June 18,
           1996)

 10.8d  -- Sixth Amendment, dated February 26, 1996 to the Data Processing
           Agreement, dated January 1, 1992, between the Bank and Systematics Financial Services, Inc. (Exhibit 10.8d to Form S-1 filed on June 18,
           1996)

 10.9   -- Management and Consulting Services Agreement, dated January 1,
           1992, between the Bank and Systematics Financial Services, Inc., and First Amendment (dated March 18, 1992) and Second Amendment (dated September 1, 1992). (Exhibit 10.9 to Form S-1 filed on June 18, 1996)

 10.10 -- Lease Agreement, dated April 1, 1989, between the Bank and Homart Development Co. (Leased premises at 3200 Southwest Freeway) and First Amendment thereto dated January 31, 1990. (Exhibit 10.10 to Form S-1 filed on June 18, 1996)

 10.10a -- Second Amendment, dated November 14, 1994 to Lease Agreement dated
           April 1, 1989, between the Bank and Homart Development Co. (assigned to HD Delaware Properties, Inc.). (Exhibit 10.10a to Form S-1 filed on June 18, 1996)

 10.10b -- Third Amendment, dated January 8, 1996 to Lease Agreement dated
           April 1, 1989 between the Bank and Homart Development Co. (predecessor in interest of HMS Office, L.P.). (Exhibit 10.10b to Form S-1 filed on June 18, 1996)

 10.11 -- Lease Agreement, dated November 20, 1990, between the Bank and Greenway Plaza, LTD. (Leased premises at 3800 Buffalo Speedway). (Exhibit 10.11 to Form S-1 filed on June 18, 1996)

 10.12 -- Employment Agreement, dated March 18, 1991, between the Bank and Barry C. Burkholder. (Exhibit 10.12 to Form S-1 filed on June 18,
           1996)

 10.12a -- Amendment, dated April 10, 1996, to the Employment Agreement between the Bank and Barry C. Burkholder. (Exhibit 10.12a to Form S-1 filed on June 18, 1996)

 10.13 -- Letter Agreement Related to Employment, dated April 4, 1990, between the Bank and Anthony J. Nocella. (Exhibit 10.13 to Form S-1 filed on June 18, 1996)

 10.14 -- Letter Agreement Related to Employment, dated June 18, 1990 between the Bank and George R. Bender. (Exhibit 10.14 to Form S-1 filed on June 18, 1996)

 10.15 -- Letter Agreement Related to Employment, dated April 6, 1990, between the Bank and Jonathon K. Heffron. (Exhibit 10.15 to Form S-1 filed on June 18, 1996)

 10.16 -- Letter Agreement Related to Employment, dated May 10, 1991, between the Bank and Leslie H. Green. (Exhibit 10.16 to Form S-1 filed on June 18, 1996)

 10.17 -- Management Incentive Plan, dated April 20, 1992. (Exhibit 10.17 to Form S-1 filed on June 18, 1996)

 10.18 -- Letter Agreement, dated January 5, 1990, between Hyperion Partners and certain shareholders of the Registrant with respect to the provision of managerial assistance to the Registrant. (Exhibit 10.18 to Form S-1 filed on June 18, 1996)

 10.22 -- Supplemental Executive Savings Plan of the Bank. (Exhibit 10.22 to Form S-1 filed on June 18, 1996)

 10.23 -- Directors Supplemental Savings Plan of the Bank. (Exhibit 10.23 to Form S-1 filed on June 18, 1996)

 10.24 -- Warrant Purchase and Exchange Agreement, dated July 23, 1996, by and among the Company, the Bank and the Federal Deposit Insurance Corporation. (Exhibit 10.24 to Form S-1 filed on July 25, 1996)

*10.25  -- Tax Sharing Agreement dated as of May 1, 1996, by and between the
           Company and the Bank.

 10.26 -- Form of The Company's 1996 Stock Incentive Plan. (Exhibit 10.26 to Form S-1 filed on July 25, 1996)

 10.27 -- Form of The Company's Director Stock Plan. (Exhibit 10.27 to Form S-1 filed on July 25, 1996)

*10.28  -- Employment Agreement, dated August 1, 1996, between the Company and Barry C. Burkholder.

*10.29  -- Employment Agreement, dated August 1, 1996, between the Company and Anthony J. Nocella.

*10.30  -- Employment Agreement, dated August 1, 1996, between the Company and Jonathon K. Heffron.

*10.31  -- Employment Agreement, dated August 1, 1996, between the Company and Ronald D. Coben.

 10.32 -- Form of Nontransferable Stock Agreement. (Exhibit 10.32 to Form S-1 filed on July 25, 1996)

 10.33 -- Form of Stock Option Agreement. (Exhibit 10.33 to Form S-1 filed on July 25, 1996)

*10.34  -- Consulting Agreement.

*10.35  -- Recovery Agreement.

 10.36 -- Stock Purchase Agreement, dated January 15, 1993, between Hyperion Partners and Hyperion Holdings. (Exhibit 10.36 to Form S-1 filed on July 25, 1996)

 21     -- Subsidiaries of the Registrant. (Exhibit 21 to Form S-1 filed on
           August 7, 1996)

*27     -- Financial Data Schedule.
------------
* Filed herewith.

     (b).  REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the last quarter of fiscal 1996.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13, OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN HOUSTON, STATE OF TEXAS, ON DECEMBER 20, 1996.

                                          BANK UNITED CORP.
                                          By /s/ BARRY C. BURKHOLDER
                                                 PRESIDENT AND CHIEF EXECUTIVE
                                                 OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED BELOW.

         SIGNATURES                     TITLE                     DATE
         ----------                     -----                     ----
(1)  Principal Executive Officer:

     /s/ BARRY C. BURKHOLDER         President and Chief      December 20, 1996
         BARRY C. BURKHOLDER         Executive Officer

(2)  Principal Financial and
      Accounting Officer:

     /s/ ANTHONY J. NOCELLA          Chief Financial          December 20, 1996
         ANTHONY J. NOCELLA          Officer

(3)  Directors:
     /s/ LEWIS S. RANIERI            Director                 December 20, 1996
         LEWIS S. RANIERI

     /s/ SALVATORE A. RANIERI        Director                 December 20, 1996
         SALVATORE A. RANIERI

     /s/ SCOTT A. SHAY               Director                 December 20, 1996
         SCOTT A. SHAY

     /s/ BARRY C. BURKHOLDER         Director                 December 20, 1996
         BARRY C. BURKHOLDER

     /s/ LAWRENCE CHIMERINE, PH.D    Director                 December 20, 1996
         LAWRENCE CHIMERINE, PH.D.

     /s/ DAVID M. GOLUSH             Director                 December 20, 1996
         DAVID M. GOLUSH

     /s/ PAUL M. HORVITZ, PH.D       Director                 December 20, 1996
         PAUL M. HORVITZ, PH.D.

     /s/ ALAN E. MASTER              Director                 December 20, 1996
         ALAN E. MASTER

     /s/ ANTHONY J. NOCELLA          Director                 December 20, 1996
         ANTHONY J. NOCELLA

     /s/ PATRICIA A. SLOAN           Director                 December 20, 1996
         PATRICIA A. SLOAN

     /s/ MICHAEL S. STEVENS          Director                 December 20, 1996
         MICHAEL S. STEVENS

     /s/ KENDRICK R. WILSON III      Director                 December 20, 1996
         KENDRICK R. WILSON III

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                        PAGE
                                        ----
Independent Auditors' Report.........    87

Consolidated Statements of Financial
  Condition as of September 30, 1996
  and 1995...........................    88

Consolidated Statements of Operations
  for the Years Ended September 30,
  1996, 1995, and 1994...............    89

Consolidated Statements of
  Stockholders' Equity for the Years
  Ended September 30, 1996, 1995, and
  1994...............................    90

Consolidated Statements of Cash Flows
  for the Years Ended September 30,
  1996, 1995, and 1994...............    91

Notes to Consolidated Financial
  Statements.........................    93

     All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Bank United Corp.:

     We have audited the accompanying consolidated statements of financial condition of Bank United Corp. and its subsidiary (collectively known as the "Company") as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

     Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The information as of September 30, 1994, 1993, and 1992 and for the years ended September 30, 1993 and 1992 included in notes 3, 4, 5, and 8 is presented for the purpose of additional analysis and is not a required part of the basic consolidated financial statements. This information is the responsibility of the Company's management. Such information has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements from which such information has been derived.

     As discussed in notes 1 and 6 to the consolidated financial statements, effective October 1, 1994, the Company changed its method of accounting for mortgage servicing rights to conform with Statement of Financial Accounting Standards No. 122.

DELOITTE & TOUCHE LLP
Houston, Texas
October 28, 1996

                               BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                          AT SEPTEMBER 30,
                                                    ----------------------------
                                         NOTES          1996           1995
                                       ----------   -------------  -------------
ASSETS
Cash and cash equivalents............              $     119,523  $     112,931
Securities purchased under agreements
  to resell and federal funds sold...      2             674,249        471,052
Trading account assets, at fair
  value..............................                      1,149          1,081
Securities                               3, 12
     Held to maturity, at amortized
      cost (fair value of $169
      thousand in 1996 and $2.7
      million in 1995)...............                        168          1,902
     Available for sale, at fair
      value..........................                     64,376        114,111
Mortgage-backed securities             4, 9, 10
     Held to maturity, at amortized
      cost (fair value of $609.2
      million in 1996 and $2,031
      million in 1995)...............                    630,048      2,051,304
     Available for sale, at fair
      value..........................                  1,027,860        346,959
Loans                                    5, 9
     Held to maturity (net of the
      allowance for credit losses of
      $39.6 million in 1996 and $36.8
      million in 1995)...............                  7,227,153      7,763,676
     Held for sale...................                    292,335        496,564
Federal Home Loan Bank stock.........                    179,643        225,952
Premises and equipment...............                     40,209         37,687
Mortgage servicing rights............      6             123,392         75,097
Intangible assets....................                     16,922         26,519
Real estate owned (net of allowance
  for losses of $986 thousand in 1996
  and $1.1 million in 1995)..........                     29,744         23,764
Deferred tax asset...................     14             168,323         77,571
Other assets.........................                    117,283        157,364
                                                   -------------  -------------
TOTAL ASSETS.........................              $  10,712,377  $  11,983,534
                                                   =============  =============
LIABILITIES, MINORITY INTEREST, AND
  STOCKHOLDERS' EQUITY
LIABILITIES
Deposits.............................      8       $   5,147,945  $   5,182,220
Federal Home Loan Bank advances......   4, 5, 9        3,490,386      4,383,895
Securities sold under agreements to
  repurchase and federal funds
  purchased..........................    4, 10           832,286      1,172,533
Senior Notes.........................     11             115,000        115,000
Advances from borrowers for taxes and
  insurance..........................                    146,634        183,968
Other liabilities....................                    263,583        264,315
                                                   -------------  -------------
          Total liabilities..........                  9,995,834     11,301,931
                                                   -------------  -------------
COMMITMENTS AND CONTINGENCIES........ 12, 15, 17
MINORITY INTEREST
Preferred stock issued by
  consolidated subsidiary............     16             185,500        185,500
                                                   -------------  -------------
STOCKHOLDERS' EQUITY.................   15, 16
Common stock.........................                        316            289
Paid-in capital......................                    129,286        117,722
Retained earnings....................                    403,674        384,739
Unrealized gains (losses) on
  securities and mortgage-backed
  securities available for sale, net
  of tax.............................      4              (2,233)        (6,647)
                                                   -------------  -------------
          Total stockholders'
            equity...................                    531,043        496,103
                                                   -------------  -------------
TOTAL LIABILITIES, MINORITY INTEREST,
  AND
  STOCKHOLDERS' EQUITY...............              $  10,712,377  $  11,983,534
                                                   =============  =============

          See accompanying Notes to Consolidated Financial Statements.

                               BANK UNITED CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               FOR THE YEAR ENDED SEPTEMBER 30,
                                               -------------------------------
                                       NOTES     1996       1995       1994
                                       ------  ---------  ---------  ---------
INTEREST INCOME
Short-term interest-earning assets...          $  39,302  $  29,675  $  19,019
Trading account assets...............                 67         62       (144)
Securities...........................    3         3,917      5,893      5,007
Mortgage-backed securities...........    4       128,143    173,155    151,972
Loans................................    5       627,940    526,528    308,804
Federal Home Loan Bank stock.........             12,943     11,446      5,558
Covered Assets and related assets....    7        --         --          4,490
                                               ---------  ---------  ---------
         Total interest income.......            812,312    746,759    494,706
                                               ---------  ---------  ---------
INTEREST EXPENSE
Deposits.............................    8       272,220    264,366    209,034
Federal Home Loan Bank advances......    9       247,093    224,767     91,060
Securities sold under agreements to
  repurchase and federal funds
  purchased..........................    10       55,112     53,220     10,574
Senior Notes.........................    11       10,353     10,407     10,177
Other................................             --         --             79
                                               ---------  ---------  ---------
         Total interest expense......            584,778    552,760    320,924
                                               ---------  ---------  ---------
         Net interest income.........            227,534    193,999    173,782
PROVISION FOR CREDIT LOSSES..........    5        16,469     24,293      6,997
                                               ---------  ---------  ---------
         Net interest income after
           provision for credit
           losses....................            211,065    169,706    166,785
                                               ---------  ---------  ---------
NON-INTEREST INCOME
Net gains (losses)
    Sales of single family servicing
     rights and single family
     warehouse loans.................             43,074     60,495     63,286
    Securities and mortgage-backed
     securities......................   3, 4       4,002         26     10,404
    Other loans......................              3,189     (1,210)       163
Loan servicing fees and charges......             44,230     43,508     31,741
Other................................             15,541     12,162     13,295
                                               ---------  ---------  ---------
         Total non-interest income...            110,036    114,981    118,889
                                               ---------  ---------  ---------
NON-INTEREST EXPENSE
Compensation and benefits............    13       87,640     83,520     86,504
Occupancy............................    17       18,415     18,713     17,196
Data processing......................    17       16,196     16,360     15,821
Advertising and marketing............              8,025      9,262     10,796
Amortization of intangibles..........             20,432     21,856     18,247
SAIF deposit insurance premiums......    15       45,690     11,428     11,329
Furniture and equipment..............              6,121      6,428      6,810
Restructuring charges................    18       10,681     --         --
Other................................             40,065     27,009     32,890
                                               ---------  ---------  ---------
         Total non-interest
           expense...................            253,265    194,576    199,593
                                               ---------  ---------  ---------
         Income before income taxes
           and minority interest.....             67,836     90,111     86,081
INCOME TAX (BENEFIT) EXPENSE.........    14      (75,765)    37,415    (31,899)
                                               ---------  ---------  ---------
INCOME BEFORE MINORITY INTEREST......            143,601     52,696    117,980
Less minority interest:
    Subsidiary preferred stock
     dividends.......................             18,253     10,600      8,653
    Payments in lieu of dividends....    16        6,413        377        357
                                               ---------  ---------  ---------
NET INCOME...........................          $ 118,935  $  41,719  $ 108,970
                                               =========  =========  =========
EARNINGS PER COMMON SHARE............    16    $    3.87  $    1.35  $    3.55
                                               =========  =========  =========

          See accompanying Notes to Consolidated Financial Statements.

                               BANK UNITED CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         COMMON STOCK
                                                 -------------------------------------------------------------
                                                       CLASS A              CLASS B              CLASS C
                                                 -------------------   -----------------   -------------------    PAID-IN
                                                   SHARES     AMOUNT    SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL
                                                 -----------  ------   ---------  ------   -----------  ------   ---------
BALANCE AT SEPTEMBER 30, 1993..................   23,828,400   $239       --       $ --      5,034,600   $ 50    $ 121,480
    Net income.................................      --          --       --         --        --          --       --
    Change in unrealized gains (losses)........      --          --       --         --        --          --       --
                                                 -----------  ------   ---------  ------   -----------  ------   ---------
BALANCE AT SEPTEMBER 30, 1994..................   23,828,400    239       --         --      5,034,600     50      121,480
    Net income.................................      --          --       --         --        --          --       --
    Cost of subsidiary's preferred stock
      issuance.................................      --          --       --         --        --          --       (3,758)
    Change in unrealized gains (losses)........      --          --       --         --        --          --       --
                                                 -----------  ------   ---------  ------   -----------  ------   ---------
BALANCE AT SEPTEMBER 30, 1995..................   23,828,400    239       --         --      5,034,600     50      117,722
    Net income.................................      --          --       --         --        --          --       --
    Dividend declared: common stock ($3.46 per
      share)...................................      --          --       --         --        --          --       --
    Restricted Stock issued (Note 13)..........      --          --      318,342      3        --          --        3,706
    Conversion of Warrant (Note 16)............      --          --    1,503,560     15        --          --       (6,099)
    Redistribution of common stock (Note 16)...    2,996,840     29    2,037,760     21     (5,034,600)   (50)      --
    Common stock offering (Note 16)............      910,694      9       --         --        --          --       13,957
    Change in unrealized gains (losses)........      --          --       --         --        --          --       --
                                                 -----------  ------   ---------  ------   -----------  ------   ---------
BALANCE AT SEPTEMBER 30, 1996..................   27,735,934   $277    3,859,662   $ 39        --        $ --    $ 129,286
                                                 ===========  ======   =========  ======   ===========  ======   =========

                                                             UNREALIZED        TOTAL
                                                 RETAINED       GAINS      STOCKHOLDERS'
                                                 EARNINGS     (LOSSES)        EQUITY
                                                 ---------   -----------   -------------
BALANCE AT SEPTEMBER 30, 1993..................  $ 234,050    $  33,384      $ 389,203
    Net income.................................    108,970       --            108,970
    Change in unrealized gains (losses)........     --          (46,811)       (46,811)
                                                 ---------   -----------   -------------
BALANCE AT SEPTEMBER 30, 1994..................    343,020      (13,427)       451,362
    Net income.................................     41,719       --             41,719
    Cost of subsidiary's preferred stock
      issuance.................................     --           --             (3,758)
    Change in unrealized gains (losses)........     --            6,780          6,780
                                                 ---------   -----------   -------------
BALANCE AT SEPTEMBER 30, 1995..................    384,739       (6,647)       496,103
    Net income.................................    118,935       --            118,935
    Dividend declared: common stock ($3.46 per
      share)...................................   (100,000)      --           (100,000)
    Restricted Stock issued (Note 13)..........     --           --              3,709
    Conversion of Warrant (Note 16)............     --           --             (6,084)
    Redistribution of common stock (Note 16)...     --           --            --
    Common stock offering (Note 16)............     --           --             13,966
    Change in unrealized gains (losses)........     --            4,414          4,414
                                                 ---------   -----------   -------------
BALANCE AT SEPTEMBER 30, 1996..................  $ 403,674    $  (2,233)     $ 531,043
                                                 =========   ===========   =============

          See accompanying Notes to Consolidated Financial Statements.

                               BANK UNITED CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       FOR THE YEAR ENDED SEPTEMBER 30,
                                                                                  -------------------------------------------
                                                                                      1996           1995           1994
                                                                                  -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................................................  $     118,935  $      41,719  $     108,970
Adjustments to reconcile net income to net cash provided (used) by operating activities:
     Provision for credit losses................................................         16,469         24,293          6,997
     Deferred tax (benefit) expense.............................................        (93,401)        16,615        (31,436)
     Net gains on sales of assets...............................................        (53,491)       (72,918)       (80,524)
     Net depreciation, amortization, and accretion..............................        (12,095)       (49,335)        (7,921)
     Amortization of intangibles................................................         20,432         21,856         18,247
     Federal Home Loan Bank stock dividend......................................        (12,943)       (11,446)        (5,558)
     Purchases of trading account assets........................................        (12,955)          (203)           (46)
     Proceeds from sales of trading account assets..............................         12,819            143            103
     Originations of loans held for sale........................................     (2,872,307)    (2,275,058)    (4,128,979)
     Purchases of loans held for sale...........................................       (143,309)      (103,926)       (60,900)
     Proceeds from sales of loans held for sale.................................      3,321,599      2,164,407      4,838,051
     Change in mortgage servicing rights........................................        (62,142)       (29,251)       (50,955)
     Change in loans held for sale..............................................         17,991          5,661         53,117
     Change in interest receivable..............................................         25,957        (37,778)       (10,284)
     Change in other assets.....................................................         19,397         (3,068)        86,496
     Change in other liabilities................................................         (3,274)        89,056        (44,432)
     Management Restricted Stock award..........................................          3,709       --             --
                                                                                  -------------  -------------  -------------
          Net cash provided (used) by operating activities......................        291,391       (219,233)       690,946
                                                                                  -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in securities purchased under agreements to resell and federal
       funds sold...............................................................       (203,197)      (117,342)       189,278
     Purchases of securities held to maturity...................................         (6,327)        (2,920)       (32,812)
     Proceeds from maturities of securities held to maturity....................          7,715          3,472         33,000
     Purchases of mortgage-backed securities held to maturity...................         (3,841)       (38,515)       (83,854)
     Proceeds from sales of mortgage-backed securities held to maturity.........       --             --               38,294
     Repayments of mortgage-backed securities held to maturity..................        178,926        390,364        162,328
     Purchases of securities available for sale.................................        (16,029)      --             (135,930)
     Proceeds from sales of securities available for sale.......................         96,815       --               61,482
     Purchases of mortgage-backed securities available for sale.................       --                 (230)      (735,757)
     Proceeds from sales of mortgage-backed securities available for sale.......        295,702         77,626        187,189
     Repayments of mortgage-backed securities available for sale................        272,059         16,346        760,111
     Change in mortgage-backed securities available for sale....................       --             --              (12,148)
     Purchases of loans held to maturity........................................       (148,510)    (2,658,093)    (1,406,275)
     Proceeds from sales of loans held to maturity..............................          3,539         31,543         27,093
     Change in loans held to maturity...........................................        509,704       (379,229)      (734,276)
     Change in Covered Assets...................................................       --             --              318,176
     Purchases of Federal Home Loan Bank stock..................................       --             (100,190)          (793)
     Redemption of Federal Home Loan Bank stock.................................         59,252         18,500       --
     Purchases of premises and equipment........................................         (9,394)        (6,132)       (10,379)
     Proceeds from sales of real estate owned acquired through
       foreclosure..............................................................         42,741         34,137         31,212
     Proceeds from sales of servicing rights....................................         33,187         48,237         58,880
                                                                                  -------------  -------------  -------------
          Net cash provided (used) by investing activities......................      1,112,342     (2,682,426)    (1,285,181)
                                                                                  -------------  -------------  -------------

                                                   (CONTINUED ON FOLLOWING PAGE)

                               BANK UNITED CORP.
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
                                 (IN THOUSANDS)

                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                      -----------------------------------------
                                         1996           1995           1994
                                      -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Change in deposits.............. $   (34,378)   $   419,738    $   (73,290)
     Proceeds from Federal Home Loan
       Bank advances.................   1,498,700      3,821,754      2,161,384
     Repayment of Federal Home Loan
       Bank advances.................  (2,391,764)    (2,058,200)    (1,726,500)
     Net change in securities sold
       under agreements to repurchase
       and federal funds purchased...    (340,247)       619,533        243,000
     Change in advances from
       borrowers for taxes and
       insurance.....................     (37,334)        38,585          1,191
     Proceeds from issuance of common
       stock.........................      13,966        --             --
     Cost of converting Bank common
       stock Warrant.................      (6,084)       --             --
     Proceeds from issuance of the
       Bank's preferred stock........     --              96,242        --
     Payment of common stock
       dividends.....................    (100,000)       --             --
                                      -----------    -----------    -----------
          Net cash (used) provided by
            financing activities.....  (1,397,141)     2,937,652        605,785
                                      -----------    -----------    -----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS........................       6,592         35,993         11,550
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR..................     112,931         76,938         65,388
                                      -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR............................... $   119,523    $   112,931    $    76,938
                                      ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION AND NONCASH INVESTING
  ACTIVITIES
     Cash paid for interest.......... $   606,911    $   523,250    $   313,092
     Cash paid for income taxes......       3,953          9,863          5,102
     Cash paid in lieu of taxes......      12,096            157          4,000
     Real estate owned acquired
       through foreclosure...........      70,843         49,403         44,753
     Securitization of loans.........      33,167        --           1,182,172
     Transfer of loans from held to
       maturity to held for sale.....     188,957            810         88,100
     Transfer of loans from held for
       sale to held to maturity......      84,722          1,615        486,745
     Transfer of mortgage-backed
       securities from available for
       sale to held to maturity......     --             --           1,318,877
     Transfer of mortgage-backed
       securities from held to
       maturity to available for
       sale..........................   1,244,945        --              68,741
     Change in unrealized gains
       (losses) on securities and
       mortgage-backed securities
       available for sale............       4,414          6,780        (46,811)

          See accompanying Notes to Consolidated Financial Statements.

                               BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

     Bank United Corp. (the "Parent Company") was incorporated in the State of Delaware on December 19, 1988, and became the holding company for Bank United, a federal savings bank (the "Bank") upon the Bank's formation on December 30, 1988. The Parent Company has no significant assets other than its equity interest in the Bank. The Parent Company owns all of the outstanding common stock of the Bank. The Parent Company and the Bank, are referred to on a consolidated basis as the "Company". Substantially all of the Company's consolidated revenues are derived from the operations of the Bank.

     Prior to June 1996, the Company was a subsidiary of Hyperion Holdings Inc., a Delaware corporation ("Hyperion Holdings"), which in turn was a subsidiary of Hyperion Partners L.P., a Delaware limited partnership ("Hyperion
Partners"). In June 1996, in contemplation of a public offering of the Company's common stock, the following actions were taken (collectively, the "Restructuring"): (i) Hyperion Holdings exchanged shares of a newly created class of its nonvoting common stock for certain shares of its voting common stock held by Hyperion Partners; (ii) Hyperion Partners then distributed the Hyperion Holdings common stock owned by it to its limited and general partners in accordance with the terms of the limited partnership agreement of Hyperion Partners (the "Distribution"); and (iii) following the Distribution, Hyperion Holdings was merged with and into the Company (the "Merger"). As a result of the Merger, the common stockholders of Hyperion Holdings (i.e. the limited and general partners of Hyperion Partners) received shares of Class A voting and Class B nonvoting common stock of the Company. As of the date of the Merger, Hyperion Holdings had no significant assets, liabilities, or business other than its investment in the Company. The Merger was accounted for in a manner similar to a pooling of interests. Due to the immaterial nature of the assets, liabilities, and operations of Hyperion Holdings prior to the Merger, prior period results were not restated.

     The Company is a broad based financial services provider to consumers and businesses in Texas and other selected regional markets throughout the United States. The Company currently operates 70 Texas based community banking branches serving nearly 200,000 households and businesses, 9 commercial banking offices, and a nationwide network of mortgage offices.

     The accompanying consolidated financial statements include the accounts of the Parent Company, the Bank, and the Bank's wholly-owned subsidiaries. To date, the results of operations of the Bank's subsidiaries have not been significant to the consolidated results of operations. All significant intercompany accounts and balances have been eliminated in consolidation.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The accounting and reporting policies conform to generally accepted accounting principles and general practices within the thrift and mortgage banking industries.

SHORT-TERM INTEREST-EARNING ASSETS

     Short-term interest-earning assets are comprised of cash, cash equivalents, securities purchased under agreements to resell ("repurchase agreements"), and federal funds sold. Short-term instruments with original maturities of three months or less (measured from their acquisition date) and highly liquid instruments readily convertible to cash are generally considered to be cash equivalents. Cash and cash equivalents consist primarily of interest-earning and non-interest earning deposits in other banks.

     The Board of Governors of the Federal Reserve System ("Federal Reserve Board") regulations require average cash reserve balances based on deposit liabilities to be maintained by the Bank with the Federal Reserve

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Bank. The required reserve balances were approximately $48.7 million and $63.7 million for the periods including September 30, 1996 and 1995, respectively. The Bank was in compliance with these requirements for each of these periods.

TRADING ACCOUNT ASSETS, SECURITIES, AND MORTGAGE-BACKED SECURITIES

     Debt and equity securities, including mortgage-backed securities ("MBS"), are classified into one of three categories: held to maturity, available for sale, or trading.

     Trading account assets are carried at fair value with any realized or unrealized gains and losses recognized in current operations. Trading account assets are generally comprised of assets that are actively and frequently bought and sold with the objective of generating income on short-term changes in price.

     Securities and MBS that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at cost, adjusted for the amortization of premiums and the accretion of discounts. Under certain circumstances (including the deterioration of the issuer's creditworthiness or a change in tax law, statutory requirements, or regulatory requirements), securities and MBS held to maturity may be sold or transferred to another portfolio.

     Securities and MBS that the Company intends to hold for indefinite periods of time are classified as available for sale and are recorded at fair value. Unrealized holding gains or losses are excluded from earnings and reported net of tax as a separate component of stockholders' equity until realized.

     In connection with the securitization of certain loans, a portion of the original loan basis is allocated to an excess servicing receivable for all loans having a servicing fee rate greater than the "normal" servicing fee rate. This receivable represents the present value of the estimated future servicing revenue in excess of a "normal" service fee. The securitized portion of the receivable is classified and accounted for as MBS in the Consolidated Statements of Financial Condition. That portion of the receivable not securitized is classified as other assets in the Consolidated Statements of Financial Condition and is amortized to operations over the lives of the underlying mortgages. The Company reviews this asset periodically for valuation impairment in a manner similar to its mortgage servicing rights ("MSRs").

     The overall return or yield earned on MBS depends on the amount of interest collected over the life of the security and the amortization of any premium or discount. Premiums and discounts are recognized in income using the level-yield method over the assets' remaining lives (adjusted for anticipated prepayments). The actual yields and maturities of MBS depend on the timing of the payment of the underlying mortgage principal and interest. Accordingly, changes in interest rates and prepayments can have a significant impact on the yields of MBS.

     If the fair value of a security or MBS classified as held to maturity or available for sale was to decline for reasons other than temporary market conditions, the carrying value of such a security would be written down to current fair value by a charge to operations.

     Net gains or losses on sales of trading account assets, securities, and MBS are computed on the specific identification method.

LOANS

     Loans that the Company has the intent and ability to hold to maturity are classified as held to maturity and are carried at unpaid principal balances, adjusted for unamortized premiums, unearned discounts, the allowance for credit losses, and net deferred loan origination fees or costs ("Book Value"). Loans held for sale, excluding single family mortgage warehouse loans, are carried at the lower of allocated Book Value, as applicable, or fair value on an aggregate basis, as determined by discounting contractual cash flows (adjusted for anticipated prepayments) and using discount rates based on secondary market sources. Single family mortgage warehouse loans held for sale are carried at the lower of aggregate allocated Book Value or market value, as determined by

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

commitments from investors or current investor yield requirements. Any net unrealized losses on loans held for sale are recognized in a valuation allowance by a charge to current operations. The Book Value is allocated to loans and the MSRs in accordance with Statement of Financial Accounting Standards ("SFAS")
No. 122. See "-- Loan Servicing".

     Interest income on loans, including impaired loans, is recognized principally using the level-yield method. Based upon management's periodic evaluation or at the time a loan is ninety days past due ("nonperforming"), the related accrued interest is generally reversed by a charge to operations and the subject loan is simultaneously placed on nonaccrual. Once a loan becomes current and the borrower demonstrates a continuation of its ability to repay the loan, the loan is returned to accrual status.

     Premiums, discounts, and loan fees (net of certain direct loan origination costs) on warehouse loans held for sale are recognized in income when the related loans are sold. Premiums, discounts, and loan fees (net of certain direct loan origination costs) associated with other loans for which collection is probable and estimable are recognized in income using the level-yield method, over the loans' remaining lives (adjusted for anticipated prepayments) or when such loans are sold. Net discounts associated with loans for which collection may not be probable and estimable are not accreted to income ("non-accretable discounts"). These non-accretable discounts relate to bulk purchases of loans, a portion of which were nonperforming and acquired at discounts from their principal balance. Management periodically evaluates current loss estimates on loans with non-accretable discounts to determine if the remaining non-accretable discounts should be accreted to income.

ALLOWANCE FOR CREDIT LOSSES

     The allowance for credit losses is maintained at levels management deems adequate to cover estimated losses on loans. The adequacy of the allowance is based on management's periodic evaluation of the loan portfolio and considers such factors as historical loss experience, delinquency status, identification of adverse situations that may affect the ability of obligors to repay, known and inherent risks in the portfolio, assessment of economic conditions, regulatory policies, and the estimated value of the underlying collateral, if any. Provisions for credit losses are charged to current operations when they are determined to be both probable and estimable. Losses are charged to the allowance for credit losses when the loss actually occurs or when a determination is made that a loss is likely to occur. Cash recoveries are credited to the allowance for credit losses.

     The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures, an amendment of SFAS No. 114," effective October 1, 1995. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of small-balance homogenous loans that are collectively evaluated for impairment, loans that are measured at fair value or at lower of cost or fair value, leases, and debt securities. These statements apply to the Company's single family residential construction, multi-family, commercial real estate, business credit, and mortgage banker finance line of credit loan categories in the held to maturity portfolio. See Note 5. These statements apply to all loans that are restructured in a troubled debt restructuring involving a modification of terms. Loans within the scope of these statements are considered impaired when, based on current information and events, it is probable that all principal and interest amounts due will not be collected in accordance with the contractual terms of the loans.

     The adoption of SFAS No. 114 did not result in additional provisions for credit losses. SFAS No. 114 requires that impaired loans that are within the scope of this statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Any excess of the Company's recorded investment in the loans (unpaid principal balance, adjusted for unamortized premium or discount, net deferred loan origination fees or costs and accrued interest receivable) over the measured value of the loans is provided for in the allowance for credit losses.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

LOAN SERVICING

     In September 1995, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of Financial Accounting Standards Board Statement No. 65," effective October 1, 1994. This statement requires mortgage loan servicing rights to be recognized as separate assets from the related loans, regardless of how those servicing rights are acquired. Upon origination of a mortgage loan, the Book Value of the mortgage loan is allocated to the MSR and to the loan (without the MSR) based on its estimated relative fair value, provided there is a plan to sell or securitize the related loan. The allocation of the Book Value of the loan between the MSR and the loan basis results in increased gains on the sales of the loan, reflecting the value of the servicing rights. Prior to the implementation of SFAS No. 122, the value of the originated mortgage servicing rights ("OMSRs") was not recognized until the servicing rights were sold.

     The statement further requires that MSRs, both OMSRs and purchased mortgage servicing rights ("PMSRs"), periodically be evaluated for impairment based on the fair value of those rights. The fair value of MSRs is determined by discounting the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. This method of valuation incorporates assumptions that market participants would use in their estimates of future servicing income and expense, including assumptions about prepayment, default, and interest rates. For purposes of measuring impairment, the loans underlying the MSRs are stratified on the basis of interest rate and type (conventional or government). The amount of impairment is the amount by which the MSRs, net of accumulated amortization, exceed their fair value. Impairment, if any, is recognized through a valuation allowance and a charge to current operations.

     MSRs, net of valuation allowances, are amortized in proportion to, and over the period of, the estimated net servicing revenue of the underlying mortgages, which are collateralized by single family properties. The amortization expense is reflected in amortization of intangibles in the Consolidated Statements of Operations.

     An allowance for other losses associated with the mortgage servicing portfolio and certain receivables, advances, and other assets associated with that portfolio is established for expected costs that are incurred as a result of the Company's responsibility as servicer of Federal Housing Administration ("FHA") insured and Department of Veteran Affairs ("VA") guaranteed loans and is determined based on a number of variables. The allowance is netted against the related assets in the Consolidated Statements of Financial Condition and the related provision is included in non-interest expense in the Consolidated Statements of Operations.

SALES OF SINGLE FAMILY LOANS

     Loans are sold periodically to institutional and private investors. Gains or losses on loan sales are recognized at the time of sale, determined using the specific identification method, and reflect the extent that net sales proceeds differ from the allocated Book Value of the loans. Single family mortgage warehouse loans are generally packaged into pools and sold as MBS. Accordingly, gains or losses on loan sales include both gains from sales of MBS created from single family mortgage warehouse loans and whole loan sales. Certain of the loans and servicing rights are sold with general representations and warranties under contracts for sales of loans and servicing rights. Repurchases of the loans and servicing rights may be required when a loan fails to meet certain conditions specified in the contract pursuant to which the loans and servicing rights were sold and that failure was caused by a matter covered by the general representations and warranties. An accrual is determined for the estimated future costs of such obligations and is maintained at a level management believes is adequate to cover estimated losses. This accrual is included in other liabilities on the Consolidated Statements of Financial Condition and the related expense is reflected in non-interest expense in the Consolidated Statements of Operations.

FEDERAL HOME LOAN BANK STOCK

     As a member of the Federal Home Loan Bank ("FHLB") System, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the greater of 1% of the aggregate unpaid balance of

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

loans and securities secured by single family and multi-family properties, .3% of total assets, or 5% of total FHLB advances. FHLB stock is redeemable at par value at the discretion of the FHLB of Dallas and is used to collateralize FHLB advances.

PREMISES AND EQUIPMENT

     Premises and equipment are carried at cost, less accumulated depreciation, and include certain branch facilities and the related furniture, fixtures, and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from two to 40 years.

INTANGIBLE ASSETS

     Intangible assets consist of the excess cost over fair value of net assets acquired and debt issuance costs. The excess of cost over fair value of net assets acquired is comprised of identifiable and unidentifiable intangibles. The identifiable portion relates to core deposit premiums paid and the value of mortgage origination networks acquired. The core deposit premiums are amortized using an accelerated method over the estimated lives of the deposit relationships acquired. The premiums paid for mortgage origination networks are amortized using the straight-line method over 5 years. The unidentifiable intangible, or goodwill, resulting from thrift related acquisitions is amortized at a constant rate applied to the carrying amount of the long-term interest-earning assets acquired that are expected to be outstanding at the beginning of each subsequent period based on their terms. The original estimated lives of these long-term interest-earning assets ranged from one to 26 years. The identifiable and unidentifiable intangibles are evaluated on an ongoing basis to determine whether events and circumstances have developed that warrant revision of the estimated lives of the related assets or their write-off. Debt issuance costs are being amortized over the life of the notes using the straight-line method.

REAL ESTATE OWNED ("REO")

     At the time of foreclosure, REO is recorded at the lower of the outstanding loan amount (including accrued interest, if any) or fair value (less estimated costs to sell). The resulting loss, if any, is charged to the allowance for credit losses. Subsequent to foreclosure, REO is carried at the lower of its new cost basis or fair value, with any further declines in fair value charged to current operations. Revenues, expenses, gains or losses on sales, and increases or decreases in the allowance for losses are charged to operations as incurred. Net gains on sales of certain REO properties, primarily single family residences, are deferred (a) when such properties are acquired through the foreclosure of loans that are part of discounted bulk purchases of loans and (b) uncertainty exists as to the total gains or losses that would be realized from foreclosures associated with the bulk loan purchase. Upon obtaining sufficient loss history or seasoning of the purchases, the deferred net gains are recognized.

OTHER FINANCIAL INSTRUMENTS

     The Company enters into traditional financial instruments such as interest rate exchange agreements ("swaps"), interest rate caps and floors, financial options and futures contracts, and forward delivery contracts in the normal course of business in an effort to reduce its exposure to changes in interest rates. Fees incurred to enter into these financial contracts are amortized over the lives of the contracts as a component of the income or expense on the asset or liability hedged. Gains or losses on early termination of such contracts, if any, are amortized over the remaining terms of the hedged items. The Company does not utilize instruments such as leveraged derivatives or structured notes.

     INTEREST RATE EXCHANGE AGREEMENTS, CAPS, FLOORS, AND OPTIONS. Amounts receivable and payable are accrued and offset against interest income or expense on the hedged items.

     FINANCIAL FUTURES CONTRACTS. Changes in the market value of futures contracts are deferred and recognized as interest income or expense over the remaining terms of the hedged items or recognized at the time the hedged items are sold.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     FORWARD DELIVERY CONTRACTS. Any gains or losses resulting from entering into forward delivery contracts are recognized when the hedged items are sold as net gains (losses) on sales of single family warehouse loans. Fees paid for commitments to deliver loans are charged to other non-interest expense if the likelihood that the commitment will be exercised is remote or the fees are offset against the related net gains as the commitment is filled.

     OTHER OFF-BALANCE-SHEET INSTRUMENTS. The Company has entered into other off-balance-sheet financial instruments consisting of commitments to extend credit. Such financial instruments are recorded in the financial statements when they are funded.

FEDERAL INCOME TAXES

     The Parent Company and the Bank are members of a consolidated group of corporations as defined by the Internal Revenue Code of 1986, as amended (the "Code") and accordingly participate in the filing of a consolidated tax return. For financial reporting purposes, however, the Parent Company and the Bank each compute their tax on a separate company basis and the results are combined for purposes of preparing the consolidated financial statements. Deferred tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A deferred tax asset has been recognized for certain net operating losses ("NOLs") and credit carryforwards that will be utilized against future taxable income. The valuation allowance reduces the net deferred tax asset to an amount management believes will more likely than not be realized.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1995, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. This statement establishes accounting standards for recognizing and measuring impairment of long-lived assets (and related goodwill) to be held and used and for such assets held for disposal. The statement is effective for financial statements with fiscal years beginning after December 15, 1995. Implementation of this pronouncement should have no material effect on the Consolidated Financial Statements.

     In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation" was issued. This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages adoption of that method for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method currently being followed and make pro forma disclosures of net income and earnings per share under the fair value based method of accounting. This statement is effective for financial statements with fiscal years beginning after December 15, 1995. Management is currently evaluating the proposed alternatives under this statement. Existing stock-based employee compensation plans have been accounted for in accordance with Accounting Principals Board Opinion No. 25 "Accounting for Stock Issued to Employees."

     In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. This statement requires that, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards of distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Implementation of this pronouncement should have no material effect on the Consolidated Financial Statements.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

EARNINGS PER COMMON SHARE

     Earnings per common share is calculated by dividing net income (adjusted for earnings on the common stock equivalents attributable to the Bank's Warrant) by the weighted average number of shares of common shares outstanding. Common stock equivalents on the Bank's Warrant were computed using the treasury stock method. Average shares and per common share results have been restated for all periods presented to reflect an 1,800 to one stock conversion in June 1996.

RECLASSIFICATIONS

     Certain amounts within the accompanying Consolidated Financial Statements and the related Notes as of September 30, 1995, 1994, 1993, and 1992 have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously presented net income or retained earnings.

2.  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND
    FEDERAL FUNDS SOLD

                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------
                                          1996        1995        1994
                                       ----------  ----------  ----------
                                             (DOLLARS IN THOUSANDS)
REPURCHASE AGREEMENTS
     Balance outstanding at
       period-end....................  $  649,249  $  428,052  $  248,710
     Fair value of collateral at
       period-end....................     693,306     449,152     255,210
     Maximum outstanding at any
       month-end.....................     785,178     602,274     768,200
     Daily average balance...........     608,102     420,355     422,745
     Average interest rate...........       5.83%       6.28%       4.04%

FEDERAL FUNDS SOLD
     Balance outstanding at
       period-end....................  $   25,000  $   43,000  $  110,000
     Maximum outstanding at any
       month-end.....................     110,000      75,000     110,000
     Daily average balance...........      50,418      37,493      16,948
     Average interest rate...........       5.36%       5.68%       4.01%

     The repurchase agreements outstanding at September 30, 1996 were collateralized by single family, multi-family and commercial real estate loans, and MBS. The loans and MBS underlying the repurchase agreements are held by the counterparty in safekeeping for the account of the Company or by a third party custodian for the benefit of the Company. All of the investments in repurchase agreements and federal funds sold at September 30, 1996 matured on or before October 21, 1996. The repurchase agreements provide for the same loans and MBS to be resold at maturity. At September 30, 1996, the following concentrations of repurchase agreements and federal funds sold outstanding with individual counterparties exceeded ten percent of stockholders' equity:

                                        CARRYING VALUE
                                        --------------
                                        (IN THOUSANDS)
Salomon Brothers Holding Company
  Inc. ..............................      $107,000
Paine Webber Real Estate Securities
  Inc................................       107,000
Bear Stearns and Company, Inc........       106,547
Donaldson, Lufkin, and Jenrette
  Mortgage Capital...................        95,524
Lehman Brothers......................        77,000
                                        --------------
                                           $493,071
                                        ==============

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  SECURITIES

                                                              AT SEPTEMBER 30,
                                       --------------------------------------------------------------
                                                      GROSS         GROSS
                                       AMORTIZED    UNREALIZED    UNREALIZED      FAIR      CARRYING
                                          COST        GAINS         LOSSES       VALUE       VALUE
                                       ----------   ----------    ----------   ----------  ----------
                                                               (IN THOUSANDS)
1996
HELD TO MATURITY
     Federal agency..................  $      168     $   1         $  --      $      169  $      168
                                                    ==========    ==========               ==========
AVAILABLE FOR SALE
     Federal agency..................      12,082     $ --          $   40         12,042
     U.S. Treasury notes.............      52,544       --             210         52,334
                                       ----------   ----------    ----------   ----------
          Available for sale.........      64,626     $ --          $  250         64,376  $   64,376
                                       ----------   ==========    ==========   ----------  ==========
          Total securities...........  $   64,794                              $   64,545
                                       ==========                              ==========

1995
HELD TO MATURITY
     Federal agency..................  $    1,902     $  799        $    1     $    2,700  $    1,902
                                                    ==========    ==========               ==========
AVAILABLE FOR SALE
     U.S. Treasury notes.............     114,924     $ --          $  813        114,111  $  114,111
                                       ----------   ==========    ==========   ----------  ==========
          Total securities...........  $  116,826                              $  116,811
                                       ==========                              ==========

1994
HELD TO MATURITY
     Federal agency..................  $    1,894     $  541        $   76     $    2,359
     U.S. Treasury notes.............         464       --            --              464
                                       ----------   ----------    ----------   ----------
          Held to maturity...........       2,358     $  541        $   76          2,823  $    2,358
                                       ----------   ==========    ==========   ----------  ==========
AVAILABLE FOR SALE
     U.S. Treasury notes.............     114,833     $ --          $3,076        111,757  $  111,757
                                       ----------   ==========    ==========   ----------  ==========
          Total securities...........  $  117,191                              $  114,580
                                       ==========                              ==========

     During fiscal 1996, there were $96.5 million of available for sale securities sold with proceeds of $96.8 million and a net gain of $267,000. During fiscal 1994, there were $62.7 million of available for sale securities sold with proceeds of $61.5 million and a gross loss of $1.2 million. There were no sales of securities during fiscal 1995. At September 30, 1996, securities with carrying values totalling $1.0 million and fair values totalling $1.0 million, were pledged toward margin requirements for interest rate swap agreements.

     Securities outstanding at September 30, 1996 mature as follows:

                                                      HELD TO MATURITY             AVAILABLE FOR SALE
                                                   ----------------------        ----------------------
                                                   AMORTIZED      FAIR           AMORTIZED      FAIR
                                                      COST        VALUE             COST        VALUE
                                                   ----------   ---------        ----------   ---------
                                                                      (IN THOUSANDS)
Due in one year or less.........................      $ --      $      --         $ 52,544    $  52,334
Due from one to five years......................       168            169           --           --
Due from five to ten years......................        --             --           12,082       12,042
                                                   ----------   ---------        ----------   ---------
                                                      $168      $     169         $ 64,626    $  64,376
                                                   ==========   =========        ==========   =========

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  MORTGAGE-BACKED SECURITIES

                                                                 AT SEPTEMBER 30,
                                       --------------------------------------------------------------------
                                                        GROSS         GROSS
                                        AMORTIZED     UNREALIZED    UNREALIZED       FAIR        CARRYING
                                           COST         GAINS         LOSSES        VALUE         VALUE
                                       ------------   ----------    ----------   ------------  ------------
                                                                  (IN THOUSANDS)
1996
HELD TO MATURITY
     Agency
       CMOs -- fixed-rate............  $      1,548     $    5       $ --        $      1,553
     Non-agency
       Fixed-rate....................         7,042      1,753            126           8,669
       Adjustable-rate...............       521,280        401         17,634         504,047
       CMOs -- fixed-rate............        99,966      --             5,277          94,689
     Other...........................           212         55         --                 267
                                       ------------   ----------    ----------   ------------
          Held to maturity...........       630,048     $2,214       $ 23,037         609,225  $    630,048
                                       ------------   ==========    ==========   ------------  ============
AVAILABLE FOR SALE
     Agency
       Adjustable-rate...............       326,338     $1,860       $     13         328,185
       CMOs -- fixed-rate............         1,818      --                 1           1,817
       CMOs -- adjustable-rate.......       224,081      1,414            192         225,303
     Non-agency
       Fixed-rate....................        61,893      2,253         --              64,146
       Adjustable-rate...............       373,876      1,119          1,702         373,293
       CMOs -- adjustable-rate.......        34,017      --               862          33,155
     Other...........................         1,961      --            --               1,961
                                       ------------   ----------    ----------   ------------
          Available for sale.........     1,023,984     $6,646       $  2,770       1,027,860  $  1,027,860
                                       ------------   ==========    ==========   ------------  ============
          Total mortgage-backed
            securities...............  $  1,654,032                              $  1,637,085
                                       ============                              ============

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                 AT SEPTEMBER 30,
                                       --------------------------------------------------------------------
                                                        GROSS         GROSS
                                        AMORTIZED     UNREALIZED    UNREALIZED       FAIR        CARRYING
                                           COST         GAINS         LOSSES        VALUE         VALUE
                                       ------------   ----------    ----------   ------------  ------------
1995                                                              (IN THOUSANDS)
HELD TO MATURITY
     Agency
       Fixed-rate....................  $      4,259    $    167      $     77    $      4,349
       Adjustable-rate...............       489,412       5,212         2,711         491,913
       CMOs -- fixed-rate............        57,935          96         1,623          56,408
     Non-agency
       Fixed-rate....................       126,562       4,489           318         130,733
       Adjustable-rate...............     1,130,102       4,343        21,256       1,113,189
       CMOs -- fixed-rate............       239,487         173         8,643         231,017
     Other...........................         3,547          56        --               3,603
                                       ------------   ----------    ----------   ------------
          Held to maturity...........     2,051,304    $ 14,536      $ 34,628       2,031,212  $  2,051,304
                                       ------------   ==========    ==========   ------------  ============
AVAILABLE FOR SALE
     Agency
       CMOs -- adjustable-rate.......       250,208    $  1,132      $    217         251,123
     Non-agency
       Fixed-rate....................        22,060         627        --              22,687
       CMOs -- fixed-rate............        36,895      --               640          36,255
       CMOs -- adjustable-rate.......        37,580           7           693          36,894
                                       ------------   ----------    ----------   ------------
          Available for sale.........       346,743    $  1,766      $  1,550         346,959  $    346,959
                                       ------------   ==========    ==========   ------------  ============
          Total mortgage-backed
            securities...............  $  2,398,047                              $  2,378,171
                                       ============                              ============

1994
HELD TO MATURITY
     Agency
       Fixed-rate....................  $      5,313    $     20      $     15    $      5,318
       Adjustable-rate...............       563,629         830        15,290         549,169
       CMOs -- fixed-rate............        81,395      --             3,967          77,428
     Non-agency
       Fixed-rate....................       184,929         603         2,057         183,475
       Adjustable-rate...............     1,288,271         226        23,048       1,265,449
       CMOs -- fixed-rate............       267,658      --            11,601         256,057
     Other...........................         3,783         113        --               3,896
                                       ------------   ----------    ----------   ------------
          Held to maturity...........     2,394,978    $  1,792      $ 55,978       2,340,792  $  2,394,978
                                       ------------   ==========    ==========   ------------  ============
AVAILABLE FOR SALE
     Agency
       Fixed-rate....................        85,492    $  1,688      $  1,552          85,628
       CMOs -- adjustable-rate.......       254,933      --             2,727         252,206
     Non-agency
       Fixed-rate....................        22,141      --             1,198          20,943
       CMOs -- fixed-rate............        41,825      --             2,634          39,191
       CMOs -- adjustable-rate.......        37,733      --             1,776          35,957
                                       ------------   ----------    ----------   ------------
          Available for sale.........       442,124    $  1,688      $  9,887         433,925  $    433,925
                                       ------------   ==========    ==========   ------------  ============
          Total mortgage-backed
            securities...............  $  2,837,102                              $  2,774,717
                                       ============                              ============

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In November 1995, the Financial Accounting Standards Board ("FASB") issued, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." This implementation guide provided the Company the opportunity to reassess the appropriateness of the classifications of its securities and provided that reclassifications of securities from the held to maturity category resulting from this one-time reassessment would not call into question the intent to hold other securities to maturity in the future. During the first quarter of fiscal 1996, the Company reassessed its securities portfolios and reclassified $1.2 billion in MBS from the held to maturity portfolio to the available for sale portfolio. An unrealized gain of $4.2 million before tax, or $2.6 million after tax, was recorded in stockholders' equity as a result of this transfer.

     During fiscal 1994, $68.7 million of fixed-rate collateralized mortgage obligations ("CMOs") were transferred at fair value from the held to maturity portfolio to the available for sale portfolio. The related unrealized gain ($66,000 at the time of transfer, before taxes) was included as a component of stockholders' equity. This transfer was made in response to the classification of securities as high-risk under the FASB's Emerging Issues Task Force guidelines in effect at that time. Subsequent to the transfer, these securities were sold.

     During fiscal 1994, $38.3 million of non-agency MBS that had been included in the held to maturity portfolio were sold. This sale was made due to a deterioration of the issuer's creditworthiness and resulted in a gross gain of $42,000.

     MBS of approximately $1.3 billion were transferred from the available for sale portfolio to the held to maturity portfolio at fair value during fiscal 1994. The gross unrealized loss of $10.8 million on these securities at the time of transfer is included as a component of stockholders' equity and is being amortized over the remaining lives of the securities.

     At September 30, 1996, MBS with carrying values totalling $1,105.7 million and fair values totalling $1,095.2 million were used to collateralize FHLB advances and securities sold under agreements to repurchase ("reverse repurchase agreements").

                      CHANGES IN UNREALIZED GAINS (LOSSES)

                                           MORTGAGE-BACKED
                                              SECURITIES
                                        -----------------------     SECURITIES
                                        AVAILABLE      HELD TO       AVAILABLE        TAX
                                        FOR SALE      MATURITY       FOR SALE       EFFECT       TOTAL
                                        ---------     ---------     -----------     -------     --------
                                                                 (IN THOUSANDS)
Balance at September 30, 1994........    $ (8,199)    $ (10,202)      $(3,076)      $ 8,050     $(13,427)
     Market value changes and the
       effect of prepayments.........       8,431        --             2,263        (4,005)       6,689
     (Gains) losses realized due to
       sales.........................         (16)       --            --                 6          (10)
     Amortization of held to
       maturity......................      --               162        --               (61)         101
                                        ---------     ---------     -----------     -------     --------
Balance at September 30, 1995........         216       (10,040)         (813)        3,990       (6,647)
                                        ---------     ---------     -----------     -------     --------
     Market value changes and the
       effect of prepayments.........       3,332        --               830        (1,561)       2,601
     (Gains) losses realized due to
       sales.........................      (2,712)       --              (267)        1,117       (1,862)
     Transfer from held to
       maturity......................       3,040         1,114        --            (1,558)       2,596
     Amortization of held to
       maturity......................      --             1,727        --              (648)       1,079
                                        ---------     ---------     -----------     -------     --------
Balance at September 30, 1996........    $  3,876     $  (7,199)      $  (250)      $ 1,340     $ (2,233)
                                        =========     =========     ===========     =======     ========

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In fiscal 1994, the Banking Segment securitized $1.2 billion of single family loans into MBS. There were no securitizations of single family loans during fiscal 1996 and 1995. In fiscal 1996, the Banking Segment securitized business credit loans into securities totalling $30.5 million. There were no business credit securitizations in fiscal 1995 and 1994. The activity in the excess servicing receivable generated as a result of these securitizations was as follows:

                          EXCESS SERVICING RECEIVABLE

                                        FOR THE YEAR ENDED SEPTEMBER
                                                     30,
                                       -------------------------------
                                         1996       1995       1994
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Balance at beginning of period.......  $  11,116  $  12,182  $  15,023
     Additions.......................      2,645     --          2,044
     Amortization....................     (1,028)    (1,066)    (4,885)
     Allowance for losses............         (5)    --         --
                                       ---------  ---------  ---------
Balance at end of period.............  $  12,728  $  11,116  $  12,182
                                       =========  =========  =========

     Approximately $3.4 million, $4.0 million, and $4.3 million of the excess servicing receivable balance at September 30, 1996, 1995, and 1994, respectively, represented the securitized portion of the receivable, which was included in the MBS portfolio. The remaining balance was included in other assets.

     The following table provides information related to the sales of MBS available for sale.

                                   FOR THE YEAR ENDED SEPTEMBER 30,
                                   ---------------------------------
                                      1996       1995        1994
                                   ----------  ---------  ----------
                                            (IN THOUSANDS)
Proceeds from sales..............  $  295,702  $  77,626  $  186,190
Gross gains on sales.............       3,529        217      16,300
Gross losses on sales............         817        201       4,812

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  LOANS

     The loan portfolio, less the non-accretable unearned discounts and the undisbursed portion of loans in process, was as follows:

                                                                 AT SEPTEMBER 30,
                                       --------------------------------------------------------------------
                                           1996          1995          1994          1993          1992
                                       ------------  ------------  ------------  ------------  ------------
                                                                  (IN THOUSANDS)
HELD TO MATURITY
     Single family...................  $  6,152,504  $  7,061,088  $  4,203,614  $  2,847,602  $  2,302,073
     Single family residential
       construction..................       242,525       115,436        57,786        35,904        31,920
     Consumer........................       173,518       123,096       108,179        57,902        21,732
     Multi-family....................       479,833       356,587       256,362        94,120        50,741
     Multi-family construction.......        31,355        35,430        20,437        17,935       --
     Commercial real estate..........        40,839        31,006        61,919        49,510        58,521
     Business credit.................        22,798         6,495       --            --            --
     Mortgage banker finance line of
       credit........................       139,872       109,339       147,754       385,548       --
                                       ------------  ------------  ------------  ------------  ------------
                                          7,283,244     7,838,477     4,856,051     3,488,521     2,464,987
     Allowance for credit losses.....       (39,633)      (36,763)      (23,378)      (27,970)      (25,529)
     Accretable unearned discounts...       (12,846)      (34,784)      (50,384)      (25,486)      (53,174)
     Net deferred loan origination
       fees..........................        (3,612)       (3,254)       (1,961)         (625)         (402)
                                       ------------  ------------  ------------  ------------  ------------
          Held to maturity...........     7,227,153     7,763,676     4,780,328     3,434,440     2,385,882
                                       ------------  ------------  ------------  ------------  ------------
HELD FOR SALE
     Single family mortgage
       warehouse.....................       260,745       411,287       252,153       899,602     1,016,854
     Single family...................       --            --            --            528,579       783,002
     Multi-family....................       --             87,781        12,535       --            --
     Business credit.................        32,790           825       --            --            --
                                       ------------  ------------  ------------  ------------  ------------
                                            293,535       499,893       264,688     1,428,181     1,799,856
     Allowance for credit losses.....           (27)          (38)          (76)       (1,894)       (2,685)
     Unrealized losses...............       --             (1,142)      --            --            --
     Accretable unearned discounts...        (2,461)       (3,676)         (266)       (2,437)      (85,115)
     Net deferred loan origination
       costs.........................         1,288         1,527         1,500         4,089         3,778
                                       ------------  ------------  ------------  ------------  ------------
          Held for sale..............       292,335       496,564       265,846     1,427,939     1,715,834
                                       ------------  ------------  ------------  ------------  ------------
          Total loans................  $  7,519,488  $  8,260,240  $  5,046,174  $  4,862,379  $  4,101,716
                                       ============  ============  ============  ============  ============
SUPPLEMENTAL INFORMATION
     Non-accretable unearned
       discounts.....................  $     (7,075) $    (15,423) $    (31,917) $    (42,975) $    (41,060)
     Undisbursed portion of loans in
       process.......................      (262,081)     (179,737)     (136,797)      (39,162)      (41,534)

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth the geographic distribution of loans by states with concentrations of 4% of loans or greater at September 30, 1996. The geographic data was based on gross loan principal and excludes non-accretable unearned discounts.

                                                                           AT SEPTEMBER 30, 1996
                                       ---------------------------------------------------------------------------------------------
                                          SINGLE          SINGLE                                 SINGLE
                                          FAMILY          FAMILY                  COMMERCIAL     FAMILY        TOTAL       NON-REAL
                                            AND         RESIDENTIAL     MULTI-       REAL       MORTGAGE    REAL ESTATE     ESTATE
                STATE                    CONSUMER      CONSTRUCTION     FAMILY      ESTATE     WAREHOUSE       LOANS         LOANS
-------------------------------------  -------------   -------------   --------   ----------   ----------   ------------   ---------
                                                                          (DOLLARS IN THOUSANDS)
California...........................    $3,383,554      $ --          $ 21,177    $ --         $ --         $3,404,731    $     66
Texas................................      851,832         124,941      242,554      26,132       --          1,245,459     119,999
Florida..............................      393,402          28,440       12,522       1,974       --            436,338          89
Other................................    1,608,008          89,144      236,341      14,276      260,745      2,208,514     168,658
                                       -------------   -------------   --------   ----------   ----------   ------------   ---------
  Total..............................    $6,236,796      $ 242,525     $512,594    $ 42,382     $260,745     $7,295,042    $288,812
                                       =============   =============   ========   ==========   ==========   ============   =========
% of Total...........................        82.24%           3.20%        6.76%       0.55%        3.44%         96.19%       3.81%
                                       =============   =============   ========   ==========   ==========   ============   =========

                                                   % OF
                STATE                    TOTAL    TOTAL
-------------------------------------  ---------  ------

California...........................  $3,404,797  44.90%
Texas................................  1,365,458   18.00
Florida..............................    436,427    5.75
Other................................  2,377,172   31.35
                                       ---------  ------
  Total..............................  $7,583,854 100.00%
                                       =========  ======
% of Total...........................     100.00%
                                       =========

     Contractual maturities of the loans held to maturity portfolio as of September 30, 1996, were as follows:

                                            PRINCIPAL PAYMENTS CONTRACTUALLY DUE IN YEARS ENDED SEPTEMBER 30,
                                       ---------------------------------------------------------------------------
                                                                          2000-      2002-      2007-    2012 AND
                                         1997       1998       1999       2001       2006       2011     THEREAFTER   TOTAL
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                           (IN THOUSANDS)
TYPE OF LOAN
Single family........................  $  94,810  $ 102,314  $ 110,413  $ 247,738  $ 812,708  $1,189,495 $3,595,026 $6,152,504
Single family residential
  construction.......................    242,525     --         --         --         --         --         --        242,525
Consumer.............................     86,119     11,175     12,353     28,747     35,124     --         --        173,518
Multi-family.........................     92,631    100,890     84,795     28,811    172,706     --         --        479,833
Multi-family construction............     13,134     13,173      1,763      3,285     --         --         --         31,355
Commercial real estate...............      1,576      1,708      1,853      3,156     20,096      7,367      5,083     40,839
Business credit......................      4,786      5,284      5,833      6,736        159     --         --         22,798
Mortgage banker finance line of
  credit.............................    137,186     --         --          2,686     --         --         --        139,872
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total............................  $ 672,767  $ 234,544  $ 217,010  $ 321,159  $1,040,793 $1,196,862 $3,600,109 $7,283,244
                                       =========  =========  =========  =========  =========  =========  =========  =========
TYPE OF INTEREST
Fixed-rate loans.....................  $  47,176  $  51,297  $  55,790  $ 124,938  $ 411,665  $ 297,328  $  18,025  $1,006,219
Adjustable-rate loans................    625,591    183,247    161,220    196,221    629,128    899,534  3,582,084  6,277,025
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total............................  $ 672,767  $ 234,544  $ 217,010  $ 321,159  $1,040,793 $1,196,862 $3,600,109 $7,283,244
                                       =========  =========  =========  =========  =========  =========  =========  =========

     The performing single family loans are pledged, under a blanket lien, as collateral securing advances from the FHLB at September 30, 1996.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                     PRINCIPAL BALANCE OF NONACCRUAL LOANS

                                                AT SEPTEMBER 30,
                                       ----------------------------------
                                          1996        1995        1994
                                       ----------  ----------  ----------
                                                 (IN THOUSANDS)
NONACCRUAL LOANS
     Single family...................  $   92,187  $   83,954  $   85,722
     Single family residential
       construction..................      --             505      --
     Consumer........................       1,039         563         506
     Multi-family....................         144         213       3,802
     Commercial real estate and
       business credit...............         350      --           2,342
                                       ----------  ----------  ----------
                                           93,720      85,235      92,372
     Discounts.......................      (4,077)     (9,727)    (16,053)
                                       ----------  ----------  ----------
     Net nonaccrual loans............  $   89,643  $   75,508  $   76,319
                                       ==========  ==========  ==========
ALLOWANCE FOR CREDIT LOSSES TO NET
  NONACCRUAL LOANS
     Single family...................       32.46%      39.74%      22.70%
     Total...........................       44.24       48.74       30.73

     At September 30, 1994, nonaccrual loans above included $5.7 million of single family loans that were ninety days delinquent, subject to government guaranty, and upon which interest continued to accrue. There were no such loans at September 30, 1996 and 1995.

     If the nonaccrual loans as of September 30, 1996 had been performing in accordance with their original terms throughout fiscal 1996, interest income recognized would have been $8.3 million. The actual interest income recognized on these loans for fiscal 1996 was $3.4 million. No commitments exist to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 1996.

     At September 30, 1996, the recorded investment in impaired loans pursuant to SFAS No. 114 totalled $3.9 million and the average outstanding balance for fiscal 1996 was $4.4 million. No allowance for credit losses was required on these loans because the measured values of the loans exceeded the recorded investments in the loans. Interest income of $393,000 was recognized on impaired loans during fiscal 1996, of which $355,000 was collected in cash.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                          ALLOWANCE FOR CREDIT LOSSES

                                                                   LOANS HELD TO MATURITY                                   LOANS
                                       ---------------------------------------------------------------------------------   HELD FOR
                                                                                                   COMMERCIAL                SALE
                                                                                                      REAL      MORTGAGE   ---------
                                                    SINGLE                                           ESTATE      BANKER     SINGLE
                                                    FAMILY                             MULTI-         AND       FINANCE     FAMILY
                                       SINGLE    RESIDENTIAL               MULTI-      FAMILY       BUSINESS    LINE OF    MORTGAGE
                                       FAMILY    CONSTRUCTION   CONSUMER   FAMILY   CONSTRUCTION     CREDIT      CREDIT    WAREHOUSE
                                       -------   ------------   --------   ------   ------------   ----------   --------   ---------
                                                                              (IN THOUSANDS)
Balance at
  September 30, 1991.................  $ 8,956       $186       $    81    $ 144       $--          $    552     $--         $ 229
    Provision........................   14,156        135            39       75       --              6,261      --           467
    Charge-offs......................   (2,835)     --              (76)    --         --             --          --          (118)
    Recoveries.......................        8      --            --        --         --             --          --         --
    Other............................   (6,817)     --              100     --         --              4,564      --         --
                                       -------   ------------   --------   ------   ------------   ----------   --------   ---------
Balance at
  September 30, 1992.................   13,468        321           144      219       --             11,377      --           578
    Provision........................    1,824         56           264    1,178          107            (25)       944       (265)
    Charge-offs......................   (2,167)       (71)          (72)    --         --             --          --          (148)
    Recoveries.......................        6      --               19     --         --             --          --         --
    Other............................      378      --            --         (31)           1             30      --         --
                                       -------   ------------   --------   ------   ------------   ----------   --------   ---------
Balance at
  September 30, 1993.................   13,509        306           355    1,366          108         11,382        944        165
    Provision........................    2,369         93         2,794    1,187           28            875       (260)       (89)
    Charge-offs......................   (1,722)     --           (1,365)    (233)      --            (10,145)     --         --
    Recoveries.......................       20      --               38     --         --             --          --         --
    Other............................    1,729      --            --           9           (9)        --          --         --
                                       -------   ------------   --------   ------   ------------   ----------   --------   ---------
Balance at
  September 30, 1994.................   15,905        399         1,822    2,329          127          2,112        684         76
    Provision........................   18,493        (38)        4,178      524           72          1,374       (274)       (36)
    Charge-offs......................   (4,840)     --           (2,847)    --         --             (3,389)     --            (2)
    Recoveries.......................       36      --               94        2       --             --          --         --
                                       -------   ------------   --------   ------   ------------   ----------   --------   ---------
Balance at
  September 30, 1995.................   29,594        361         3,247    2,855          199             97        410         38
    Provision........................    6,771        332         7,823    1,263           33            256          2        (11)
    Charge-offs......................   (7,751)     --           (5,995)    --         --                (39)     --         --
    Recoveries.......................       31      --              144     --         --             --          --         --
                                       -------   ------------   --------   ------   ------------   ----------   --------   ---------
Balance at
  September 30, 1996.................  $28,645       $693       $ 5,219    $4,118      $  232       $    314     $  412      $  27
                                       =======   ============   ========   ======   ============   ==========   ========   =========

                                       LOANS
                                        HELD
                                        FOR
                                        SALE
                                       -------
                                       SINGLE
                                       FAMILY     TOTAL
                                       -------   --------
Balance at
  September 30, 1991.................  $ --      $ 10,148
    Provision........................    --        21,133
    Charge-offs......................    --        (3,029)
    Recoveries.......................    --             8
    Other............................    2,107        (46)
                                       -------   --------
Balance at
  September 30, 1992.................    2,107     28,214
    Provision........................    --         4,083
    Charge-offs......................    --        (2,458)
    Recoveries.......................    --            25
    Other............................     (378)     --
                                       -------   --------
Balance at
  September 30, 1993.................    1,729     29,864
    Provision........................    --         6,997
    Charge-offs......................    --       (13,465)
    Recoveries.......................    --            58
    Other............................   (1,729)     --
                                       -------   --------
Balance at
  September 30, 1994.................    --        23,454
    Provision........................    --        24,293
    Charge-offs......................    --       (11,078)
    Recoveries.......................    --           132
                                       -------   --------
Balance at
  September 30, 1995.................    --        36,801
    Provision........................    --        16,469
    Charge-offs......................    --       (13,785)
    Recoveries.......................    --           175
                                       -------   --------
Balance at
  September 30, 1996.................  $ --      $ 39,660
                                       =======   ========

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  LOAN SERVICING

                       SINGLE FAMILY SERVICING PORTFOLIO
                               PRINCIPAL BALANCES

                                             AT SEPTEMBER 30,
                                       ----------------------------
                                           1996           1995
                                       -------------  -------------
                                              (IN THOUSANDS)
OWNED LOANS..........................  $   6,694,634  $   7,602,869
     Less: Loans serviced by
       others........................      2,700,049      3,476,733
                                       -------------  -------------
          Total owned loans serviced
            by Company...............      3,994,585      4,126,136
                                       -------------  -------------
LOANS SERVICED FOR OTHERS
     Purchased servicing rights......      4,841,534      4,652,081
     Loans originated and sold with
       servicing retained............      3,008,615      1,186,951
     Servicing sales -- not yet
       transferred from Company......        464,053      1,045,839
     Other...........................        349,389        276,457
                                       -------------  -------------
          Total loans serviced for
            others...................      8,663,591      7,161,328
MORTGAGE-BACKED SECURITIES
  SECURITIZED BY BANKING SEGMENT.....        831,197      1,360,443
                                       -------------  -------------
          Total servicing
            portfolio................  $  13,489,373  $  12,647,907
                                       =============  =============

     The table above includes single family, single family residential construction, and single family mortgage warehouse loans. In addition to the single family servicing portfolio, there were $283 million and $177 million of multi-family loans serviced for others at September 30, 1996 and 1995, respectively.

                FAIR VALUE OF SINGLE FAMILY SERVICING PORTFOLIO

                                             AT SEPTEMBER 30,
                                       ----------------------------
                                           1996           1995
                                       -------------  -------------
                                              (IN THOUSANDS)
PRINCIPAL
     Total loans serviced for
       others........................  $   8,663,591  $   7,161,328
     Mortgage-backed securities
       securitized by Banking
       Segment.......................        831,197      1,360,443
     Servicing sales -- not yet
       transferred from Company......       (464,053)    (1,045,839)
     Single family mortgage warehouse
       loans subject to SFAS No.
       122...........................        260,745        411,287
                                       -------------  -------------
          Total single family
            servicing portfolio, as
            adjusted.................  $   9,291,480  $   7,887,219
                                       =============  =============
FAIR VALUE...........................  $     168,971  $     122,250
                                       -------------  -------------
BOOK VALUE
     OMSR............................         62,571         23,062
     PMSR............................         60,821         52,035
                                       -------------  -------------
          Total book value...........        123,392         75,097
                                       -------------  -------------
          Fair value in excess of
            book value (see Note
            12)......................  $      45,579  $      47,153
                                       =============  =============

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                           MORTGAGE SERVICING RIGHTS

                                                FOR THE YEAR ENDED SEPTEMBER 30,
                                       -----------------------------------------------------
                                               1996                  1995            1994
                                       --------------------  --------------------  ---------
                                         OMSRS      PMSRS      OMSRS      PMSRS      PMSRS

                                                          (IN THOUSANDS)
Balance at beginning of period.......  $  23,062  $  52,035  $  --      $  56,677  $  10,650
     Additions.......................     48,412     23,535     28,694     12,546     50,955
     Amortization....................     (4,107)    (9,740)    (1,010)    (9,821)    (4,928)
     Deferred hedging gains..........     --         (2,140)    --         (7,173)    --
     Sales...........................     (4,796)    (2,869)    (4,622)      (194)    --
                                       ---------  ---------  ---------  ---------  ---------
Balance at end of period.............  $  62,571  $  60,821  $  23,062  $  52,035  $  56,677
                                       =========  =========  =========  =========  =========

7.  COVERED ASSETS AND FEDERAL FINANCIAL ASSISTANCE

     Concurrent with the Bank's incorporation on December 30, 1988, the Parent Company, the Bank, and certain of their direct and indirect parent entities entered into an Assistance Agreement ("Assistance Agreement") with the Federal Savings and Loan Insurance Corporation ("FSLIC") whereby the Bank acquired substantially all of the assets and assumed all of the deposits and certain liabilities of United Savings Association of Texas ("Old USAT"), an insolvent thrift institution (the "Acquisition"). The majority of assets acquired were designated as Covered Assets ("Covered Assets") and were subject to certain provisions contained in the Assistance Agreement. The Assistance Agreement provided for, among other things, financial assistance to the Bank.

     On December 23, 1993, the Parent Company, the Bank, and certain of their direct and indirect parent entities, and the Federal Deposit Insurance Corporation, ("FDIC") as manager of the FSLIC Resolution Fund ("FRF"), entered into a Settlement and Termination Agreement (the "Settlement Agreement") providing, among other things, for the termination of the Assistance Agreement and the disposition of Covered Assets. Accordingly, effective December 28, 1993, the Bank no longer owned or managed any Covered Assets and stopped receiving financial assistance from the FRF. In connection with this settlement, the Bank received a payment totalling $195.3 million. The following table shows the composition of FRF payments received in fiscal 1994.

                                       (IN THOUSANDS)
Payments affecting the results of
  operations.........................     $ 23,143
Other payments
     Settlement payment..............      195,300
     Other...........................          468
                                       --------------
          Total FRF payments.........     $218,911
                                       ==============

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8.  DEPOSITS

                                                                   AT SEPTEMBER 30,
                                       ------------------------------------------------------------------------
                                                1996                     1995                     1994
                                       ----------------------   ----------------------   ----------------------
                                                     WEIGHTED                 WEIGHTED                 WEIGHTED
                                                     AVERAGE                  AVERAGE                  AVERAGE
                                         AMOUNT        RATE       AMOUNT        RATE       AMOUNT        RATE
                                       -----------   --------   -----------   --------   -----------   --------
                                                                (DOLLARS IN THOUSANDS)
NON-INTEREST BEARING DEPOSITS........  $   284,304     --   %   $   181,196     --  %    $    76,498     --  %
INTEREST-BEARING DEPOSITS
    Transaction accounts.............      211,976      1.00        219,307     1.50         233,666     1.49
    Insured money fund accounts
      Consumer.......................      588,585      4.36        397,473     3.73         407,029     3.12
      Commercial.....................      810,743      5.29        857,669     5.82         416,571     4.84
                                       -----------   --------   -----------      ---     -----------      ---
         Subtotal....................    1,399,328      4.90      1,255,142     5.16         823,600     3.99
                                       -----------   --------   -----------      ---     -----------      ---
    Savings accounts.................      130,137      2.48        144,301     2.73         222,769     2.60
    Certificates of deposit
      Consumer.......................    2,911,682      5.71      3,063,631     5.84       2,949,715     4.88
      Commercial.....................        2,667      4.88          2,273     5.36         --          --
      Wholesale......................      207,851     10.28        316,370     9.06         457,956     7.92
                                       -----------   --------   -----------      ---     -----------      ---
         Subtotal....................    3,122,200      6.01      3,382,274     6.14       3,407,671     5.29
                                       -----------   --------   -----------      ---     -----------      ---
         Total interest-bearing
           deposits..................    4,863,641      5.38      5,001,024     5.59       4,687,706     4.74
                                       -----------   --------   -----------      ---     -----------      ---
         Total deposits..............  $ 5,147,945      5.08%   $ 5,182,220     5.40%    $ 4,764,204     4.67%
                                       ===========   ========   ===========      ===     ===========      ===
Consumer.............................  $ 3,939,631              $ 3,868,498              $ 3,834,239
Commercial...........................    1,000,463                  997,352                  472,009
Wholesale............................      207,851                  316,370                  457,956
                                       -----------              -----------              -----------
         Total deposits..............  $ 5,147,945              $ 5,182,220              $ 4,764,204
                                       ===========              ===========              ===========

     At September 30, 1996, certificates of deposit ("CDs") summarized by scheduled maturity by year and weighted average interest rate were as follows:

                                               CERTIFICATES MATURING IN THE YEAR ENDING SEPTEMBER 30,
                                       -----------------------------------------------------------------------
             STATED RATE                   1997         1998        1999       2000       2001      THEREAFTER      TOTAL
-------------------------------------  ------------  ----------  ----------  ---------  ---------   ----------   ------------
                                                                           (IN THOUSANDS)
2.99% and below......................  $      1,584  $   --      $   --      $  --      $  --         $  --        $      1,584
3.00% to 3.99%.......................        21,867         740           8     --         --              3           22,618
4.00% to 4.99%.......................       437,650      23,983      33,839      1,063      2,645         61          499,241
5.00% to 5.99%.......................       861,376     409,903      92,854      6,826     34,185        449        1,405,593
6.00% to 6.99%.......................       440,730     246,208      74,373     61,165     49,022      1,788          873,286
7.00% to 7.99%.......................        79,767       7,747       5,778     21,536     11,276      1,529          127,633
8.00% to 8.99%.......................         1,399         678       4,485      2,326        354         27            9,269
9.00% to 9.99%.......................           579       6,480       3,062         12        138        308           10,579
10.00% to 10.99%.....................        40,224      14,699      11,166        664         97        228           67,078
Over 10.99%..........................        88,281      16,757         281     --         --            --             105,319
                                       ------------  ----------  ----------  ---------  ---------   ----------   ------------
                                       $  1,973,457  $  727,195  $  225,846  $  93,592  $  97,717     $4,393     $  3,122,200
                                       ============  ==========  ==========  =========  =========   ==========   ============

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Scheduled maturities of CDs of $100,000 or more outstanding at September 30, 1996 were as follows:

                                        NUMBER OF    DEPOSIT
                                        ACCOUNTS      AMOUNT
                                        ---------    --------
                                             (DOLLARS IN
                                             THOUSANDS)
Three months or less.................     1,234      $130,243
Over three through six months........       551        57,661
Over six through twelve months.......       957       101,299
Over twelve months...................     1,813       190,973
                                        ---------    --------
          Total......................     4,555      $480,176
                                        =========    ========

                          INTEREST EXPENSE ON DEPOSITS

                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------
                                          1996        1995        1994
                                       ----------  ----------  ----------
                                                 (IN THOUSANDS)
Transaction and insured money fund
  accounts...........................  $   71,693  $   61,232  $   22,261
Savings accounts.....................       3,598       4,715       7,311
Certificates of deposit..............     196,929     198,419     179,462
                                       ----------  ----------  ----------
     Total...........................  $  272,220  $  264,366  $  209,034
                                       ==========  ==========  ==========

9.  FEDERAL HOME LOAN BANK ADVANCES

                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------------
                                           1996          1995          1994
                                       ------------  ------------  ------------
                                                (DOLLARS IN THOUSANDS)
Maximum outstanding at any
  month-end..........................  $  4,384,798  $  4,386,605  $  2,697,829
Daily average balance................     4,073,297     3,560,844     2,285,630
Average interest rate................          6.07%         6.31%         3.98%

     The aggregate amounts of principal maturities for FHLB advances for the periods indicated were as follows:

                                            AT SEPTEMBER 30,
                            -------------------------------------------------
                                     1996                      1995
                            -----------------------   -----------------------
                                           WEIGHTED                  WEIGHTED
                                           AVERAGE                   AVERAGE
                               AMOUNT        RATE        AMOUNT        RATE
                            ------------   --------   ------------   --------
                                         (DOLLARS IN THOUSANDS)
1996......................  $    --          --  %    $  2,391,885     6.22%
1997......................     2,564,095     5.82        1,855,765     6.33
1998......................       905,046     5.47          115,000     6.60
1999......................         8,700     7.65            8,700     7.65
2000......................         2,700     7.80            2,700     7.80
2001......................         7,145     8.16            4,800     7.92
Thereafter................         2,700     8.04            5,045     8.33
                            ------------   --------   ------------   --------
          Total...........  $  3,490,386     5.74%    $  4,383,895     6.28%
                            ============   ========   ============   ========

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
     AND FEDERAL FUNDS PURCHASED

                                          FOR THE YEAR ENDED SEPTEMBER 30,
                                       --------------------------------------
                                           1996          1995         1994
                                       ------------  ------------  ----------
                                               (DOLLARS IN THOUSANDS)
REVERSE REPURCHASE AGREEMENTS
     Balance outstanding at
       period-end....................  $    832,286  $  1,172,533  $  553,000
     Fair value of collateral at
       period-end....................     1,020,405     1,239,527     673,000
     Maximum outstanding at any
       month-end.....................     1,096,508     1,355,540     553,000
     Daily average balance...........       955,681       887,932     273,899
     Average interest rate...........          5.77%         5.99%       3.85%
FEDERAL FUNDS PURCHASED
     Balance outstanding at
       period-end....................  $    --       $    --       $   --
     Maximum outstanding at any
       month-end.....................       --            --           15,000
     Daily average balance...........            27           521         767
     Average interest rate...........          6.02%         5.95%       3.73%

     Scheduled maturities of reverse repurchase agreements outstanding at September 30, 1996 were as follows:

                                        (IN THOUSANDS)
October 1996.........................      $472,286
March 1997...........................       360,000
                                        --------------
                                           $832,286
                                        ==============

     The counterparties to all reverse repurchase agreements at September 30, 1996 have agreed to resell the same securities upon maturity of such agreements. The securities collateralizing the reverse repurchase agreements have been delivered to the counterparty or its agent. At September 30, 1996, the reverse repurchase agreements were outstanding with the following counterparties:

                                        CARRYING VALUE
                                        ---------------
                                        (IN THOUSANDS)
Morgan Stanley and Co.
  Incorporated.......................      $ 360,000
Donaldson, Lufkin, and Jenrette
  Securities Corporation.............        301,524
Goldman, Sachs and Co................         57,000
Federal Home Loan Bank...............         45,000
CS First Boston Corporation..........         44,215
PaineWebber, Inc.....................         24,547
                                        ---------------
                                           $ 832,286
                                        ===============

11.  SENIOR NOTES

     In May 1993, the Parent Company issued $115 million of 8.05% Senior Notes due May 15, 1998 ("Senior Notes") and repaid long-term debt and a note payable to a related party.

     The Senior Notes were not registered under the Securities Act of 1933, as amended (the "Securities Act"), but were offered and sold in a private offering to qualified institutional investors in reliance on Rule 144A under the Securities Act and to a limited number of institutional accredited investors within the meaning of Rule 501 of Regulation D under the Securities Act.

     The Senior Notes had an initial interest rate of 8.05% PER ANNUM, payable semi-annually. The interest rate on the Senior Notes was subject to increase in certain circumstances if an exchange offer ("Exchange Offer")

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) was not consummated by certain dates. The PER ANNUM interest rate on the Senior Notes increased by 0.5%, to 8.55% in October 1993, and increased by 0.5% to 9.05% in February 1994. The Exchange Offer was consummated in August 1996 and the interest rate reverted to the initial rate of 8.05% in September 1996.

     The Senior Notes are not redeemable prior to maturity, except upon the occurrence of a change of control (as defined) of the Parent Company or the Bank
(i) at the option of the Parent Company, in whole but not in part, and (ii) at the option of holders, in whole or in part, in each case, at 101% of their principal amount plus accrued interest to the date of redemption. The Senior Notes do not have the benefit of any sinking fund obligation.

     The cost of issuing the Senior Notes, including the costs of the Exchange Offering, totalled $5.4 million, and amortization for fiscal 1996, 1995, and 1994 was $1.0 million, $976,000, and $977,000, respectively.

     The Parent Company's ability to meet its long-term obligations is contingent on the Bank's ability to pay dividends on its common stock. As discussed in Note 15, the ability of the Bank to pay dividends on its preferred or common stock without prior Office of Thrift Supervision ("OTS") approval is subject to its continued profitability and the maintenance of certain capital ratios. Further, the payment of dividends by the Bank to the Parent Company on the Bank's common stock is subordinate to the payment of dividends on the Bank's preferred stock. See Note 16 for a discussion of the preferred stock of the Bank. Under the Senior Note indenture, aggregate dividends paid by the Parent Company on its common stock and by the Bank on its preferred stock, and certain other payments or investments, is limited to the sum of (i) 50% of cumulative consolidated net income (or, if negative 100% of such deficit) after March 31, 1993, subject to certain exclusions, (ii) the proceeds from any issuance of capital stock by the Parent Company after March 31, 1993, and (iii) $12 million. At September 30, 1996, $76.8 million was available for payment of future dividends by the Parent Company under this restriction.

12.  FINANCIAL INSTRUMENTS

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires the disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. Quoted market prices, when available, are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present value estimates or other valuation techniques. Because assumptions used in these valuation techniques are inherently subjective in nature, the estimated fair values cannot always be substantiated by comparison to independent market quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument.

     The fair value estimates presented herein are based on relevant information available to management as of September 30, 1996 and 1995. Management is not aware of any factors that would significantly affect these estimated fair value amounts. As these reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management's estimate of the underlying value of the Company. Additionally, such amounts exclude intangible asset values such as the value of core deposit intangibles. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

     SHORT-TERM INTEREST-EARNING ASSETS. The carrying amount approximates fair value.

     TRADING ACCOUNT ASSETS. The carrying values are market values, which are generally based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, market value is estimated using quoted market prices for instruments with similar credit, maturity, and interest characteristics.

     SECURITIES AND MORTGAGE-BACKED SECURITIES. The carrying amounts for certain securities and MBS approximate their fair values as they mature within 90 days and do not present significant credit concerns. The fair

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

values of securities and MBS with longer maturities are estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

     LOANS. Fair values are estimated for portfolios of loans with similar characteristics and include the value of related servicing rights, if appropriate. Loans are segregated by type, by rate, and by performing and nonperforming categories. As adjustable-rate loans (excluding single family) reprice frequently, their carrying value approximates their fair value. For fixed-rate loans and single family loans, excluding the single family mortgage warehouse, fair value is estimated using contractual cash flows discounted at secondary market rates, adjusted for prepayment estimates, or using current rates offered for similar loans. Fair value of the single family mortgage warehouse loans is estimated using outstanding commitment prices from investors or current investor yield requirements. The fair value of nonperforming loans is estimated using the carrying value less any related allowance for credit losses.

     FHLB STOCK. The carrying amount approximates fair value as it is redeemable at its par value.

     DEPOSITS. Under SFAS No. 107, the estimated fair value of deposits with no stated maturity, which includes demand deposits, money market, and other savings accounts, is equal to the amount payable on demand. Although market premiums paid for depository institutions reflect an additional value for these deposits, SFAS No. 107 prohibits adjusting fair value for any value expected to be derived from retaining those deposits for a future period of time or from the benefit that results from the ability to fund interest-earning assets with these deposit liabilities. The SFAS No. 107 fair value of fixed-maturity deposits is estimated using a discounted cash flow model with rates currently offered by the Company for deposits of similar remaining maturities.

     FHLB ADVANCES, REVERSE REPURCHASE AGREEMENTS, AND FEDERAL FUNDS PURCHASED. Fair values are estimated based on the discounted value of contractual cash flows using rates currently available to the Company for borrowings with similar terms and remaining maturities.

     SENIOR NOTES. The fair value of the Senior Notes is based on discounting future cash flows using the current rates at which similar debt would be issued by issuers with similar credit ratings and remaining maturities.

     OTHER ASSETS AND LIABILITIES. With the exception of that portion of the excess servicing receivable classified as other assets, the carrying amounts of financial instruments in these classifications are considered a reasonable estimate of fair value due to their short-term nature. At September 30, 1996 and 1995, the fair value of the excess servicing receivable exceeded its carrying value of $9.3 million and $7.1 million, by $5.2 million and $5.1 million, respectively. The fair value of the excess servicing receivable is equal to the present value of estimated net future cash flows discounted at a current market rate.

     FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK. The fair values of financial instruments with off-balance-sheet risk are based on current market prices.

     SERVICING PORTFOLIO. See Note 1 for a description of the method used to value the single family servicing portfolio.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                            SFAS NO. 107 FAIR VALUES

                                                        AT SEPTEMBER 30,
                                       -----------------------------------------------------
                                                 1996                        1995
                                       -------------------------   -------------------------
                                         CARRYING      SFAS NO.      CARRYING      SFAS NO.
                                           VALUE       107 VALUE       VALUE       107 VALUE
                                       -------------   ---------   -------------   ---------
                                                          (IN THOUSANDS)
FINANCIAL ASSETS
     Short-term interest-earning
       assets........................  $     793,772   $ 793,772   $     583,983   $ 583,983
     Trading account assets..........          1,149       1,149           1,081       1,081
     Securities......................         64,544      64,545         116,013     116,811
     Mortgage-backed securities......      1,657,908   1,637,085       2,398,263   2,378,171
     Loans...........................      7,519,488   7,657,483       8,260,240   8,418,464
     FHLB stock......................        179,643     179,643         225,952     225,952
     Other assets....................        110,441     115,658         150,542     155,631
NON-FINANCIAL ASSETS.................        385,432         N/A         247,460         N/A
                                       -------------   =========   -------------   =========
          Total assets...............  $  10,712,377               $  11,983,534
                                       =============               =============
FINANCIAL LIABILITIES
     Deposits........................  $   5,147,945   $5,164,988  $   5,182,220   $5,215,438
     FHLB advances...................      3,490,386   3,493,086       4,383,895   4,395,965
     Reverse repurchase agreements
       and federal funds purchased...        832,286     832,328       1,172,533   1,171,884
     Senior Notes....................        115,000     118,396         115,000     115,383
     Other liabilities...............        170,870     170,870         162,073     162,073
NON-FINANCIAL LIABILITIES, MINORITY
  INTEREST, AND STOCKHOLDERS'
  EQUITY.............................        955,890         N/A         967,813         N/A
                                       -------------   =========   -------------   =========
          Total liabilities, minority
            interest, and
            stockholders' equity.....  $  10,712,377               $  11,983,534
                                       =============               =============
OTHER FINANCIAL ASSETS
  (LIABILITIES) -- FAIR VALUE
       Interest rate swaps...........                  $     (66)                  $  (1,517)
       Interest rate caps............                      1,057                       1,113
       Interest rate floors..........                      2,515                       4,895
       Financial options.............                     --                             103
       Financial futures contracts...                     --                          (1,869)
       Forward delivery contracts....                       (176)                     (2,877)
       Commitments to extend
          credit.....................                      2,238                         897
OTHER NON-FINANCIAL
  ASSETS -- UNREALIZED GAINS
       Single family servicing
          portfolio, as adjusted (See
          Note 6)....................                     45,579                      47,153

     The carrying values of other financial assets (liabilities) and other non-financial assets, if any, were included with the carrying values of the related assets and liabilities.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company enters into certain financial instruments with off-balance-sheet risk in the ordinary course of business to reduce its exposure to changes in interest rates. The Company does not enter into instruments such as leveraged derivatives or structured notes. The financial instruments used for hedging interest rate risk include interest rate swaps, caps, and floors, financial options, financial futures contracts, and forward delivery contracts. A hedge is an attempt to reduce risk by creating a relationship whereby any losses on the hedged asset or liability

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

are expected to be offset in whole or part by gains on the hedging financial instrument. Thus, market risk resulting from a particular off-balance-sheet instrument is normally offset by other on or off-balance-sheet transactions. The Company seeks to manage credit risk by limiting the total amount of arrangements outstanding, both by counterparty and in the aggregate, by monitoring the size and maturity structure of the financial instruments, by assessing the creditworthiness of the counterparty, and by applying uniform credit standards for all activities with credit risk.

     Notional principal amounts indicated in the following table represent the extent of the Company's involvement in particular classes of financial instruments and generally exceed the expected future cash requirements relating to the instruments.

                                          AT SEPTEMBER 30,
                                       ----------------------
                                          1996        1995
                                       ----------  ----------
                                           (IN THOUSANDS)
Interest rate swaps..................  $   50,000  $  615,000
Interest rate caps...................     659,000     565,000
Interest rate floors.................     688,500     310,000
Financial options....................      --          23,000
Financial futures contracts..........      --         529,000
Forward delivery contracts...........     321,923     509,463
Commitments to extend credit.........     988,120     999,792

     Financial instruments with off-balance-sheet risk at September 30, 1996 were scheduled to mature as follows:

                                          MATURING IN THE YEAR ENDING SEPTEMBER 30,
                                       ------------------------------------------------
                                           1997         1998       1999      THEREAFTER      TOTAL
                                       ------------  ----------  ---------   ----------   ------------
                                                               (IN THOUSANDS)
Interest rate swaps..................  $     50,000  $   --      $  --        $  --       $     50,000
Interest rate caps...................       237,000     121,000     58,000      243,000        659,000
Interest rate floors.................        60,000     250,000     --          378,500        688,500
Forward delivery contracts...........       321,923      --         --           --            321,923
Commitments to extend credit.........       844,112     100,459      9,728       33,821        988,120
                                       ------------  ----------  ---------   ----------   ------------
          Total......................  $  1,513,035  $  471,459  $  67,728    $ 655,321   $  2,707,543
                                       ============  ==========  =========   ==========   ============

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     INTEREST RATE SWAPS. Below is an itemization of swaps by type and items hedged. These swaps were entered into in an effort to more closely match the repricing of the Company's liabilities with the related assets. During fiscal 1996, $565.0 million of interest rate swap contracts expired.

                                        NOTIONAL     FIXED       FLOATING             HEDGED
                                         AMOUNT      RATE          RATE                ITEM
                                        --------    -------      --------       -------------------
                                                          (DOLLARS IN THOUSANDS)
AT SEPTEMBER 30, 1996
Receive Fixed/Pay Floating...........   $ 25,000      6.00%        5.50%(1)     Consumer deposits
                                          25,000      4.60         5.69(2)      Consumer deposits
                                        --------
     Total...........................   $ 50,000
                                        ========
AT SEPTEMBER 30, 1995
Receive Floating/Pay Fixed...........   $ 75,000      6.10         5.81(1)      FHLB advances
                                         340,000      6.50         5.86(1)      Reverse repurchase
                                                                                agreements
                                         100,000      6.58         6.00(2)      Commercial deposits
Receive Fixed/Pay Floating...........     75,000      4.32         5.88(2)      Consumer deposits
                                          25,000      6.00         5.81(1)      Consumer deposits
                                        --------
     Total...........................   $615,000
                                        ========

(1) Based on the one month London InterBank Offered Rate ("LIBOR") as of the last reset prior to the date reported.

(2) Based on the three month LIBOR as of the last reset prior to the date reported.

     INTEREST RATE CAPS. During fiscal 1995, interest rate caps with original notional principal amounts totalling $565.0 million were entered into in an effort to hedge certain adjustable-rate loans. After considering expected prepayments and the amortization of the loans that were being hedged, the amortized notional principal amounts of these caps totalled $459.0 million at September 30, 1996. Interest rate caps with notional principal amounts totalling $950.0 million were entered into during fiscal 1996 in an effort to hedge certain adjustable-rate MBS and FHLB advances. During fiscal 1996, $750.0 million of the caps entered into during fiscal 1996 were sold as the MBS being hedged were sold. The resulting gain on the sale of the caps of $1.9 million partially offset the loss on the sale of the MBS.

                                                NOTIONAL      INDEX       CONTRACTED
                                                 AMOUNT       RATE           RATE
                                                --------      -----       ----------
                                                       (DOLLARS IN THOUSANDS)
AT SEPTEMBER 30, 1996................  buy      $459,000      5.93%(1)       7.86%
                                                 200,000      5.66 (2)       6.19
                                       sell      459,000      5.93 (1)       8.57

AT SEPTEMBER 30, 1995................  buy       565,000      5.91 (1)       7.86
                                       sell      565,000      5.91 (1)       8.57

(1) Based on the six month LIBOR as of the last reset prior to the date reported.

(2) Based on the three month LIBOR as of the last reset prior to the date reported.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     INTEREST RATE FLOORS. Floor contracts were entered into during fiscal 1996 and 1995 in an effort to hedge the MSRs against declines in value as a result of prepayments.

                                                                AVERAGE
                                        NOTIONAL    INDEX        FLOOR    HEDGED
                                         AMOUNT     RATE         RATE       ITEM
                                        --------    -----       -------   ------
                                                 (DOLLARS IN THOUSANDS)
AT SEPTEMBER 30, 1996................   $498,500    6.67%(1)      5.99%     MSRs
                                         190,000    6.88 (2)      6.25      MSRs
                                        --------
     Total...........................   $688,500
                                        ========

AT SEPTEMBER 30, 1995................   $260,000    6.01 (1)      6.70      MSRs
                                          50,000    6.17 (2)      7.20      MSRs
                                        --------
     Total...........................   $310,000
                                        ========

(1) Based on the five year Constant Maturity Treasury ("CMT") as of the last reset prior to the date reported.

(2) Based on the ten year CMT as of the last reset prior to the date reported.

     An interest rate floor agreement with a notional principal amount of $530.0 million hedging single family MSRs was sold prior to its original maturity during fiscal 1995, resulting in a gain of $6.4 million. The gain was deferred and is being accreted to operations offsetting the related MSR intangible amortization expense. At September 30, 1996, the deferred gain remaining from the sale of the interest rate floor was approximately $4.9 million. Interest received on interest rate floor agreements totalled $2.1 million and $817,000 at September 30, 1996 and 1995, respectively. The interest received was deferred and is being amortized over the life of the MSRs.

     FINANCIAL OPTIONS. At September 30, 1995 there was a Treasury call option outstanding with a notional principal amount of $23.0 million. A Treasury call option with a notional principal amount of $22.5 million was purchased and expired during fiscal 1996. These options were entered into in an effort to hedge MSRs against declines in value as a result of an increase in prepayments caused by declining interest rates. The Treasury call option outstanding at September 30, 1995 was sold during fiscal 1996, for a gain of $319,000 as the MSRs being hedged were sold. This gain was included in the gain on the sale of MSRs.

     During fiscal 1996, a Eurodollar put option with notional principal amount of $2.0 billion was purchased in an effort to hedge certain MBS. The Eurodollar put option was sold during fiscal 1996 for a loss of $49,000 as the MBS being hedged were sold. The loss was included in the gain on the sale of the MBS.

     During fiscal 1996, Treasury put options with notional principal amounts totalling $26.6 million were entered into in an effort to hedge loans the Company originated for its own portfolio from the date that the interest rate is locked until the date the loans are sold or funded ("portfolio pipeline").
These options were sold during fiscal 1996.

     A Treasury call option with a notional principal amount of $50.0 million was purchased and expired during fiscal 1996. The option was entered into as trading activity.

     At September 30, 1996 there were no options outstanding.

     FINANCIAL FUTURES CONTRACTS. Treasury futures were entered into during fiscal 1996 and 1995 in an effort to hedge loans in the portfolio pipeline. As of September 30, 1996, all such Treasury futures contracts were closed or had expired as the loans being hedged had been sold or were included in the held to maturity loan portfolio. A net gain of $222,000 on the sale of Treasury futures contracts as of September 30, 1996 was deferred and is being amortized over the life of the loans. A loss of $6.0 million on the sale of Treasury futures contracts was deferred as of September 30, 1995 and recognized into income during fiscal 1996 as the loans being hedged were sold.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Eurodollar futures contracts outstanding at September 30, 1995 were entered into in an effort to hedge the interest costs for a fixed period on certain borrowings that reprice based on short-term rates. As of September 30, 1996, all of the Eurodollar futures contracts outstanding at September 30, 1995 were closed or had expired. At September 30, 1996, losses of $135,000 on closed Eurodollar futures contracts were deferred and are being amortized over the life of the borrowings.

     FORWARD DELIVERY CONTRACTS. Forward delivery contracts are entered into to sell single family mortgage warehouse loans and to manage the risk that a change in interest rates will decrease the value of the single family mortgage loan warehouse or commitments to originate mortgage loans ("mortgage pipeline").

                           FORWARD DELIVERY CONTRACTS

                                          AT SEPTEMBER 30,
                                       ----------------------
                                          1996        1995
                                       ----------  ----------
                                           (IN THOUSANDS)
COUNTERPARTY
     GNMA............................  $  197,389  $  205,250
     FNMA............................      89,203     264,797
     Other...........................      35,331      39,416
                                       ----------  ----------
          Total......................  $  321,923  $  509,463
                                       ==========  ==========
TYPE
     Fixed...........................  $  252,587  $  428,013
     Variable........................      69,336      81,450
                                       ----------  ----------
          Total......................  $  321,923  $  509,463
                                       ==========  ==========
LOANS AVAILABLE TO FILL COMMITMENTS
     Single family mortgage
     warehouse.......................  $  260,745  $  411,287
     Mortgage pipeline (estimated)...     174,883     185,204
                                       ----------  ----------
          Total......................  $  435,628  $  596,491
                                       ==========  ==========

     COMMITMENTS TO EXTEND CREDIT. The Company's exposure to credit loss for commitments to extend credit is represented by the contractual amount of those agreements. The Company uses the same credit policies in making funding commitments as it does for on-balance-sheet instruments. These commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee to the Company. Because commitments may expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements.

                          COMMITMENTS TO EXTEND CREDIT

                                          AT SEPTEMBER 30,
                                       ----------------------
                                          1996        1995
                                       ----------  ----------
                                           (IN THOUSANDS)
Single family........................  $  429,332  $  589,157
Other................................     558,788     410,635
                                       ----------  ----------
          Total......................  $  988,120  $  999,792
                                       ==========  ==========
Fixed................................  $  201,649  $  282,101
Variable.............................     786,471     717,691
                                       ----------  ----------
          Total......................  $  988,120  $  999,792
                                       ==========  ==========

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Included in the commitments to extend credit amounts above were letters of credit of $8.8 million and $5.4 million at September 30, 1996 and 1995, respectively.

     RECOURSE OBLIGATIONS. The Company had servicing of approximately $20.8 million and $26.6 million at September 30, 1996 and 1995, respectively, for which certain recourse obligations apply. Management believes that it has adequately provided reserves for its recourse obligations related to this servicing.

13.  EMPLOYEE BENEFITS

SAVINGS PLAN

     The Company has an employee tax deferred savings plan (plan 401(k) under the Code) available to all eligible employees. Through June 30, 1995, the Company contributed dollar for dollar up to three percent of the participant's earnings and employees could contribute up to twelve percent of their earnings on a tax deferred basis. The Company's 401(k) plan was amended effective July 1, 1995. The Company currently contributes fifty cents for every dollar contributed up to two percent of the participant's earnings, and dollar for dollar for contributions between two and four percent of the participant's earnings. The maximum contribution percentage is now fifteen percent of an employee's earnings on a tax deferred basis, subject to Internal Revenue Service maximum contributions limitations. This is a participant directed plan. Plan assets are held in trust and managed by Fidelity Institutional Retirement Services Company. Contributions to the plan are in such amounts and within certain limitations as the Company may authorize. The Company's contributions to the plan were approximately $1.5 million, $1.5 million, and $1.7 million, for fiscal 1996, 1995, and 1994, respectively.

MANAGEMENT COMPENSATION PROGRAM

     In June 1996, the Company's Board of Directors approved a management compensation program for the Company's executive officers, other key officers and employees, and certain directors containing the following provisions: (i) a cash bonus of $4.0 million; (ii) the award of 318,342 shares of Company Class B common stock with restrictions on its transferability for a period of three years from its issuance ("Restricted Stock"); and (iii) the issuance of 1,154,520 options for purchase of an equivalent number of shares of Company common stock (such options vest ratably over three years from the date of grant and may not be exercised prior to the third anniversary of the date of grant). The options' exercise price of $20.125 per share was set at an amount not less than the fair market value at the date of the grant and the options will expire if not exercised within ten years of the date of the grant.

     Compensation expense totalling $7.8 million, $4.8 million net of tax, was recognized in the quarter ended June 30, 1996 for the cash bonus and the Restricted Stock award. Compensation expense was not recognized for the stock options, as the options had an exercise price approximating the fair value of the Company's common stock at the date of issuance.

DIRECTOR STOCK COMPENSATION PLAN

     In June 1996, the Company's Board of Directors approved a director stock plan for each member of the Company's Board who is not an employee of the Company or any subsidiary of the Company ("Eligible Director"). Each Eligible Director will be granted stock options to purchase 1,000 shares of Class A common stock of the Company when first elected to the Company's Board of Directors and following each annual stockholders' meeting thereafter. The options exercise price is 115% of the fair value of the Company's common stock at the date of grant. The Company granted 10,000 options under the director stock plan during fiscal 1996. These options vest and become exercisable if and when the fair value of the Company's common stock equals or exceeds the exercise price of the option on any day during the 30-day period commencing on the first anniversary of the date of the grant ("vesting window"). If these stock options do not vest during the vesting window, they will be cancelled and all vested options will expire if not exercised within ten years of the date of grant.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14.  INCOME TAXES

                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------
                                          1996        1995        1994
                                       -----------  ---------  ----------
                                                 (IN THOUSANDS)
CURRENT TAX EXPENSE (BENEFIT)
     Federal.........................  $     3,012  $   3,459  $    1,145
     State...........................        3,097      2,080       1,841
     Payments due in lieu of taxes...       11,528     15,261      (3,449)
DEFERRED TAX EXPENSE (BENEFIT)
     Federal.........................        8,910     16,575      17,681
     State...........................        1,388         40      (1,279)
     Change in valuation
       allowance -- utilization of
       NOLs..........................     (101,700)    --         (47,838)
     Change in valuation
       allowance -- reduction of
       NOLs..........................       (2,000)    --          --
                                       -----------  ---------  ----------
          Total income tax (benefit)
            expense..................  $   (75,765) $  37,415  $  (31,899)
                                       ===========  =========  ==========

     In June 1996, the Parent Company's Certificate of Incorporation and By-Laws were restated with the intent to preserve certain beneficial tax attributes limiting the disposition of certain common stock and other interests in the Parent Company by certain of its stockholders. The preservation of certain tax attributes allowed the recognition of tax benefits of $85.2 million by the Bank in June 1996 for the expected utilization of $365 million of NOLs against future taxable income. These tax benefits were not recognized in prior periods due to limitations on the utilization of NOLs if an Ownership Change ("Ownership Change," as defined in Section 382 of the Code) had occurred. In June 1996, the Parent Company and the Bank entered into a tax sharing agreement. This agreement resulted in the recognition of a tax benefit of $16.5 million by the Parent Company for the expected utilization of $47 million of the Parent Company's NOLs by the Bank. The total tax benefit of $101.7 million was recognized as a reduction of income tax expense and an increase in the net deferred tax asset, in accordance with SFAS No. 109, "Accounting for Income Taxes".

     In fiscal 1995, no tax benefits were recorded by the Parent Company or the Bank. The Parent Company recognized no benefit for its stand alone NOLs as it did not generate taxable income to offset such losses and it was not party to a federal tax sharing agreement with the Bank at that time. The Bank recognized no tax benefits due to limitations on the utilization of its NOLs if an Ownership Change had occurred.

     In fiscal 1994, no tax benefits were recorded by the Parent Company due to circumstances similar to those described in the preceding paragraph. The Bank recognized a $58.2 million tax benefit in fiscal 1994 for the expected utilization of $249 million of its NOLs against future taxable income.

     Tax NOLs at September 30, 1996 were as follows:

                                                       ALTERNATIVE    EXPIRATION
           YEAR GENERATED               REGULAR TAX    MINIMUM TAX       DATE
-------------------------------------   -----------    -----------    ----------
                                                     (IN MILLIONS)
December 30, 1988....................      $  33          $  53          2003
September 30, 1989...................        329            154          2004
September 30, 1990...................        296            141          2005
September 30, 1991...................        119             56          2006
September 30, 1992...................         33              7          2007
September 30, 1994...................          7          --             2009

     Utilization of the NOLs generated for the year ended December 30, 1988 is subject to federal income tax rules that limit the utilization to federal taxable income of the Bank and its subsidiaries only. The remaining NOLs may be utilized against the federal taxable income of the other companies within the "affiliated group" of which the Parent Company and the Bank are members.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Parent Company and the Bank are subject to regular income tax and alternative minimum tax ("AMT"). For fiscal 1996 and 1995, the current federal tax expense is the result of AMT. Even though the Parent Company and the Bank have AMT net operating loss carryforwards ("AMT NOLs"), the Code limits the amount of utilization of AMT NOLs by 90% of alternative minimum taxable income ("AMTI"). For fiscal 1994, the federal tax expense was the result of residential interests in real estate mortgage investment conduits ("REMIC"), which could not be offset by NOLs.

     Income tax and related payments differ from the amount computed by applying the federal income tax statutory rate on income as follows:

                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------
                                          1996        1995        1994
                                       -----------  ---------  ----------
                                                 (IN THOUSANDS)
TAXES CALCULATED.....................  $    23,743  $  31,539  $   34,356
INCREASE (DECREASE) FROM
     Reduction in valuation allowance
       for the utilization of NOLs...     (101,700)    --         (47,838)
     Reduction in valuation allowance
       for reduction of NOLs.........       (2,000)    --          --
     Change in estimate of net
       deferred tax assets...........      --          --         (11,340)
     Nontaxable assistance...........      --          --          (8,100)
     Benefit for payments due in lieu
       of taxes......................      --          --          (3,449)
     State income tax................        3,097      2,080       1,841
     Other...........................        1,095      3,796       2,631
                                       -----------  ---------  ----------
          Total......................  $   (75,765) $  37,415  $  (31,899)
                                       ===========  =========  ==========

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                      DEFERRED TAX ASSETS AND LIABILITIES

                                           AT SEPTEMBER 30,
                                       ------------------------
                                          1996         1995
                                       -----------  -----------
                                            (IN THOUSANDS)
DEFERRED TAX ASSETS
     Net operating losses............  $   196,326  $   211,637
     Purchase accounting.............        6,252       10,064
     Capital loss carryforwards......        1,449      --
     Tax mark to market..............        3,654      --
     Unrealized losses on securities
      available for sale.............        1,340        3,990
     REMIC...........................        6,830        7,083
     Goodwill amortization...........        1,897          413
     State...........................        1,455        2,817
     AMT credit......................        4,065        2,985
     Depreciation -- premises and
      equipment......................        2,975        3,084
     SAIF assessment(1)..............       11,780      --
     Other...........................        9,832        2,926
                                       -----------  -----------
          Total deferred tax
            assets...................      247,855      244,999
                                       -----------  -----------
DEFERRED TAX LIABILITIES
     Bad debt reserve................       18,199       11,577
     FHLB stock......................       12,196        8,673
     OMSR............................       19,958      --
     REO.............................      --             7,096
     Tax mark to market..............      --             2,816
     State...........................      --                16
     Other...........................        1,679        6,050
                                       -----------  -----------
          Total deferred tax
            liabilities..............       52,032       36,228
                                       -----------  -----------
     Net deferred tax asset before
      valuation allowance............      195,823      208,771
     Valuation allowance.............      (27,500)    (131,200)
                                       -----------  -----------
          Net deferred tax assets....  $   168,323  $    77,571
                                       ===========  ===========
------------
(1) Assessed in fiscal 1996, but not tax-deductible until fiscal 1997 when paid. See Note 15.

     The Bank is permitted under the Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. This addition differs from the provision for credit losses for financial reporting purposes. Due to recently enacted legislation, the Bank's post-1987 tax bad debt reserve will be required to be recaptured into income beginning with fiscal 1997. The reserve will be recaptured over a six taxable year period with the opportunity to defer recapture by up to two years if certain residential loan requirements are met. Management believes the Bank will not have the opportunity to defer recapture of the bad debt reserve as the residential loan requirements will not be met. At September 30, 1996, the Bank has approximately $90 million of post-1987 tax bad debt reserves. There will be no financial statement impact from this recapture as a deferred tax liability has already been provided for on the Bank's post-1987 tax bad debt reserves. The current tax liability resulting from recapture of these reserves will be reduced by NOLs available to offset this income.

     No deferred taxes have been provided on approximately $52 million of pre-1988 tax bad debt reserves. This tax reserve for bad debts is included in taxable income in later years if certain circumstances occur, such as, a distribution in redemption of stock of the Bank (with certain exceptions for preferred stock); partial or complete liquidation of the Bank following a merger or liquidation; or a dividend distribution in excess of certain earnings

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and profits. However, if a thrift with a pre-1988 reserve is merged, liquidated on a tax free basis, or acquired by another depository institution, the remaining institution will inherit the thrift's pre-1988 reserve and post-1951 earnings and profits. Because management believes the circumstances requiring recapture of the reserve are not likely to occur, deferred income taxes of approximately $18 million have not been provided.

PAYMENTS DUE IN LIEU OF TAXES

     Pursuant to the terms of the Assistance Agreement, the amount of financial assistance paid to the Bank by the FRF was reduced each year by an amount equal to one-third of any federal and state net tax benefits ("Net Tax Benefits")
(as defined by the Assistance Agreement). The Assistance Agreement further provided that in no event would the amount paid to the FRF related to Net Tax Benefits be less than a guaranteed minimum totalling $10 million payable over five years. Additional payments due in lieu of taxes above the guaranteed minimum payments are included in the Consolidated Statements of Operations as incurred as a component of tax expense. The final guaranteed payment was made in July 1994 for fiscal 1993. The Assistance Agreement was terminated in December 1993. As part of the Settlement Agreement, the Parent Company, the Bank, and certain of their direct and indirect parent entities entered into a tax benefit agreement (the "Tax Benefits Agreement"), pursuant to which the Bank will pay one-third of certain tax benefits that are utilized by the Bank through the taxable year ending nearest to September 30, 2003. The amounts reflected in the Consolidated Financial Statements are based on estimated tax benefits utilized by the Bank and may vary from amounts paid due to the actual utilization of tax benefits reported in the federal income tax return.

15.  REGULATORY MATTERS

     The Bank is subject to regulatory capital requirements as defined in the OTS capital regulations (as set forth in the table below). Any savings association that fails to meet its regulatory capital requirements is subject to enforcement actions by the OTS which could have a material effect on its financial statements. Under the capital adequacy requirements and prompt corrective action provisions, the Bank must meet specific capital requirements based on its capital, assets, and certain off-balance-sheet items as calculated under regulatory accounting practices.

     To meet the capital adequacy requirements, the Bank must maintain minimum amounts and ratios of tangible capital, core capital, and total risk-based capital (as set forth in the table below). As of September 30, 1996 and 1995, the Bank met all capital adequacy requirements.

     As of September 30, 1996 and 1995, the most recent notification from the OTS categorized the Bank as well-capitalized, the highest of five tiers, under the prompt corrective action provisions. To be categorized as well-capitalized, the Bank must maintain minimum amounts and ratios of core capital, tier 1 capital, and total risk-based capital (as set forth in the table below). As of September 30, 1996, there are no conditions or events since the OTS notification that management believes would change the institution's category.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following tables show the Bank's compliance with the regulatory capital requirements:

                                                                               AT SEPTEMBER 30,
                                                       ----------------------------------------------------------------
                                                                               CAPITAL ADEQUACY      WELL-CAPITALIZED
                                                              ACTUAL             REQUIREMENTS          REQUIREMENTS
                                                       --------------------  --------------------  --------------------
                                                         RATIO     AMOUNT      RATIO     AMOUNT      RATIO     AMOUNT
                                                       ---------  ---------  ---------  ---------  ---------  ---------
                                                                            (DOLLARS IN THOUSANDS)
1996
Stockholders' equity of the Bank.....................             $ 793,527
  Add: Net unrealized losses.........................                 2,233
  Less: Intangible assets of the Bank................               (14,867)
      Non-qualifying deferred tax assets.............               (85,036)
      Non-qualifying MSRs............................                   (36)
                                                                  ---------
TANGIBLE CAPITAL.....................................       6.57%   695,821       1.50% $ 158,943
  Add: Core deposit intangibles......................                 8,087
                                                                  ---------
CORE CAPITAL.........................................       6.64% $ 703,908       3.00%   318,129       5.00% $ 530,216
                                                                  =========

TIER 1 CAPITAL.......................................      12.40% $ 703,908                             6.00%   340,734
  Add: Allowance for loan and MBS credit losses......                39,715
                                                                  ---------
TOTAL RISK-BASED CAPITAL.............................      13.09% $ 743,623       8.00%   454,312      10.00%   567,890
                                                                  =========

1995
Stockholders' equity of the Bank.....................             $ 794,678
  Add: Net unrealized losses.........................                 6,647
  Less: Intangible assets of the Bank................               (23,956)
      Non-qualifying deferred tax assets.............               (37,617)
      Non-qualifying MSRs............................                   (25)
                                                                  ---------
TANGIBLE CAPITAL.....................................       6.20%   739,727       1.50% $ 178,844
  Add: Core deposit intangibles......................                10,838
                                                                  ---------
CORE CAPITAL.........................................       6.29% $ 750,565       3.00%   358,013       5.00% $ 596,688
                                                                  =========

TIER 1 CAPITAL.......................................      12.82% $ 750,565                             6.00%   351,184
  Add: Allowance for loan and MBS credit losses......                36,855
                                                                  ---------
TOTAL RISK-BASED CAPITAL.............................      13.45% $ 787,420       8.00%   468,245      10.00%   585,307
                                                                  =========

     The Bank meets its fully phased-in capital requirements. OTS regulations generally allow dividends to be paid without prior OTS approval under certain conditions provided that the level of regulatory capital, following the payment of such dividends, meets the fully phased-in capital requirements. At September 30, 1996, there was an aggregate of approximately $152.7 million available for the payment of dividends under these requirements.

     The Bank's net income and stockholders' equity figures as presented in the Consolidated Statements of Financial Condition and Operations in the Bank's Annual Report on Form 10-K agree with the information included in the Bank's Thrift Financial Report filed with the OTS as of September 30, 1996.

FORBEARANCE

     Notwithstanding the above capital requirements, the Bank's capital requirements were established pursuant to the forbearance letter (a "Forbearance Agreement") issued simultaneously with the Assistance Agreement. The OTS has taken the position, with which the Bank disagrees, that the capital forbearances are no longer available because of the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). Despite the OTS position, management believes that all significant waivers, approvals, and

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

forbearances related to the Bank's acquisition, including the capital forbearances, remain in full force and effect following the enactment of FIRREA. Pursuant to the Settlement Agreement, the Bank has retained all claims relating to the forbearances against the United States of America, and on July 25, 1995, the Bank, the Parent Company, and Hyperion Partners (collectively,
"Plaintiffs") filed suit against the United States in the Court of Federal Claims for alleged failures of the United States (i) to abide by a capital forbearance which would have allowed the Bank to operate for ten years under negotiated capital levels lower than the levels required by the then existing regulations or successor regulations, (ii) to abide by its commitment to allow the Bank to count $110 million of subordinated debt as regulatory capital for all purposes and (iii) to abide by an accounting forbearance, which would have allowed the Bank to count as capital for regulatory purposes, and to amortize over a period of twenty-five years, the $30.7 million difference between certain FSLIC payment obligations to the Bank and the discounted present value of those future FSLIC payments. The lawsuit is in a preliminary stage. The lawsuit was stayed pending the United States Supreme Court's review of UNITED STATES V. WINSTAR CORP., an action by three other thrifts raising similar issues (the "WINSTAR cases"). On July 1, 1996, the Supreme Court upheld lower court rulings that the United States had breached the contracts involved in the WINSTAR case and remanded the case for further proceedings on the issue of damages. Since the Supreme Court ruling, the Chief Judge of the Court of Federal Claims convened a number of status conferences to establish a case management protocol for the more than 100 lawsuits on the Court of Federal Claims docket, that, like Plaintiffs case, involve issues similar to those raised in the WINSTAR case. Following a number of status conferences beginning on July 30, 1996, Chief Judge Loren Smith of the United States Court of Federal Claims has transferred all WINSTAR-related cases to his own docket and entered an Omnibus Case Management Order governing proceedings in such cases, including the Company's case. Under the Omnibus Case Management Order, Chief Judge Smith serves as the "Managing Judge" for all WINSTAR-related cases and may assign other judges of the United States Court of Federal Claims to resolve pre-trial discovery disputes and common legal issues and to conduct trials. The Government and Plaintiffs in WINSTAR-related cases were directed to exchange certain significant documents as early as October 2, 1996. Trials on damages in two of the three WINSTAR cases that were decided by the United States Supreme Court in July 1996 are scheduled for early 1997. Damages trials in the remaining cases subject to the Omnibus Case Management Plan are scheduled to begin four months after completion of the first two damages trials. The Company's case is one of thirteen cases that "shall be accorded priority in the scheduling" of the damages trials under the Omnibus Case Management Order.

     The Company intends to move promptly for partial summary judgement on liability and to pursue an early trial on damages. Uncertainties remain concerning the administration of the Omnibus Case Management Order and the future course of the Company's lawsuit pursuant to this order. Accordingly, the Company cannot predict the timing of any resolution of its claims. The Company expects the trial of its case to commence during the first quarter of fiscal 1998. The Company is also unable to predict the outcome of its suit against the United States and the amount of judgment for damages, if any, that may be awarded. Consequently, no assurances can be given as to the results of this suit. The Company and the Bank have entered into an agreement with Hyperion Partners acknowledging the relative value, as among the parties, of their claims in the pending litigation. The agreement confirms that the Company and the Bank are entitled to receive 85% of the amount, if any, recovered as a result of any settlement of or a judgment on such claims, and that Hyperion Partners is entitled to receive 15% of such amount. The agreement was approved by the disinterested directors of the Company. Plaintiffs will continue to cooperate in good faith and will use their best efforts to maximize the total amount, if any, that they may recover.

SAIF ASSESSMENT

     The United States Congress passed legislation that was signed into law on September 30, 1996, which resulted in an assessment on all Savings Association Insurance Fund ("SAIF")-insured deposits in such amounts that will fully-capitalize the SAIF at a reserve ratio of 1.25% of SAIF-insured deposits. This one-time assessment has been set at 65.7 basis points of SAIF-assessable deposits at March 31, 1995. The Company's assessment of

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

$33.7 million, $20.7 million net of tax, was recorded in the fourth quarter of fiscal 1996 and will be paid in the first quarter of fiscal 1997.

16.  MINORITY INTEREST AND STOCKHOLDERS' EQUITY

MINORITY INTEREST

     The Bank is authorized by its charter to issue a total of 10,000,000 shares of preferred stock. In fiscal 1995, the Bank publicly issued 4,000,000 shares, $25 liquidation preference per share, of 9.60% noncumulative preferred stock (par value $0.01) (the "Preferred Stock, Series B"). In fiscal 1993, the Bank publicly issued 3,420,000 shares, $25 liquidation preference per share, of 10.12% noncumulative preferred stock (par value $0.01) (the "Preferred Stock, Series A"). Costs incurred in connection with the stock issuances were recorded as reductions of paid-in capital. These shares are not owned by the Company.

     Shares of the Series A and Series B Preferred Stock are not subject to redemption prior to December 31, 1997 and September 30, 2000, respectively, except in the event of certain mergers and other transactions. The shares of Series A and Series B Preferred Stock are redeemable at the option of the Bank, in whole or in part, at any time on or after December 31, 1997 or September 30, 2000, at the redemption prices set forth in the table below:

       SERIES A                    SERIES B                                 DOLLAR EQUIVALENT
BEGINNING DECEMBER 31,     BEGINNING SEPTEMBER 30,     REDEMPTION PRICE         PER SHARE
-----------------------    ------------------------    ----------------     -----------------
         1997                        2000                     105%               $ 26.25
         1998                        2001                     104                  26.00
         1999                        2002                     103                  25.75
         2000                        2003                     102                  25.50
         2001                        2004                     101                  25.25
  2002 and thereafter        2005 and thereafter              100                  25.00

WARRANT

     In connection with the Acquisition, the Bank issued a warrant, which entitled the FDIC to purchase 158,823 shares of the Bank's common stock for an exercise price of $0.01 per share (the "Warrant"). In August 1996, the FDIC surrendered a portion of the Warrant for a cash payment of $6.1 million, and exercised the remainder of the Warrant. The FDIC immediately exchanged the shares of common stock of the Bank it received for 1,503,560 shares of common stock of the Company. The FDIC sold all of the 1,503,560 shares of common stock of the Company in the offering discussed below.

     As part of the Settlement Agreement discussed in Note 7, the Bank made payments to the FDIC in lieu of dividends on the common stock of the Bank from December 1993 through August 1996 when the Warrant was no longer outstanding.

CAPITAL STOCK

     On May 6, 1996, the Bank paid a $100 million dividend to the Company on the common stock of the Bank and on the same day, the Company paid a dividend on its common stock in the amount of $100 million.

     Prior to June 1996, the Company had 13,238 shares of Class A and 2,797 shares of Class C common stock outstanding. The June 1996 Merger and Restructuring discussed in Note 1 included a 1,800 to one stock conversion and the conversion of Class C and certain Class A shares to Class B shares. After conversion, the Class C shares were cancelled. Also in June 1996, 318,342 shares of Restricted Stock were awarded as part of the management compensation program discussed in Note 13.

     In August 1996, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") and 12,075,000 shares of the Company Class A common stock were sold to the public (the

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

"Offering"). The Company sold 910,694 shares and certain shareholders
("selling shareholders") sold 11,164,306 shares. The net proceeds to the Company, proceeds to the selling shareholders and the underwriting discount were $14.0 million, $210.4 million, and $13.9 million, respectively. The net proceeds to the Company from the Offering will be contributed to the capital of the Bank in the first quarter of fiscal 1997 for general corporate purposes.

     After the 1,800 to one stock conversion, the Warrant conversion, the issuance of Restricted Stock, and the Offering, the Company had a total of 31,595,596 shares of common stock (par value $0.01) outstanding as follows:
Class A (voting) -- 27,735,934 shares and Class B (nonvoting) -- 3,859,662 shares. The authorized stock of the Company consists of the following: Class A common stock -- 40,000,000 shares, Class B common stock -- 40,000,000 shares, and preferred stock -- 10,000,000 shares. Class B common stock may be converted to Class A common stock subject to certain restrictions.

EARNINGS PER COMMON SHARE

     The table below presents information necessary for the computation of earnings per common share (in thousands, except per share data). The dilutive effect of the Bank Warrant has been considered in computing earnings per common share. Average shares and per share results have been restated to reflect the 1,800 to one stock conversion in June 1996.

                                       FOR THE YEAR ENDED SEPTEMBER 30,
                                       ---------------------------------
                                          1996       1995        1994
                                       ----------  ---------  ----------
Net income...........................  $  118,935  $ $41,719  $  108,970
Less: Bank's net income attributable
  to common stock equivalents on the
  Warrant............................      (5,608)    (2,895)     (6,451)
                                       ----------  ---------  ----------
Net income applicable to common
  shares.............................  $  113,327  $  38,824  $  102,519
                                       ==========  =========  ==========
Average number of common shares
  outstanding........................      29,260     28,863      28,863
                                       ==========  =========  ==========
EARNINGS PER COMMON SHARE............  $     3.87  $    1.35  $     3.55
                                       ==========  =========  ==========

17.  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     A petition for review has been filed in the United States District Court of Appeals for the Fifth Circuit seeking to modify, terminate, and set aside the order approving the Acquisition, which involved substantially all of the Bank's initial assets and liabilities. The same petitioner filed a Motion to Intervene and a Complaint in Intervention in an action pending in the U.S. District Court of Texas, also seeking to set aside the order approving the Acquisition. The petitioner contends, in both cases, that it submitted the most favorable bid to acquire the assets and liabilities of Old USAT and that it should have been selected as the winning bidder.

     The Parent Company is not a party to either of these proceedings. The Bank has intervened in the Fifth Circuit case and may file a Motion to Intervene in the District Court case at a later date. Management believes, after consultation with legal counsel, that the claims of the petitioner are barred by applicable time limits, have no basis for assertion under existing law, and will not have a material adverse effect on the Bank's or the Company's financial condition, results of operations, or liquidity.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A substantial part of the Bank's business has involved the origination, purchase, and sale of mortgage loans. During the past several years, numerous individual claims and purported consumer class actions were commenced against a number of financial institutions, their subsidiaries, and other mortgage lending companies seeking civil statutory and actual damages and rescission under the federal Truth In Lending Act (the "TILA"), as well as remedies for alleged violations of various state unfair trade practices laws and restitution or unjust enrichment in connection with certain mortgage loan transactions.

     The Bank has a substantial mortgage loan servicing portfolio and maintains escrow accounts in connection with this servicing. During the past several years, numerous individual claims and purported consumer class action claims were commenced against a number of financial institutions, their subsidiaries, and other mortgage lending institutions generally seeking declaratory relief that certain of the lenders' escrow account servicing practices violate the Real Estate Settlement Practices Act and breach the lenders' contracts with borrowers. Such claims also generally seek actual damages and attorney's fees.

     In addition to the foregoing, mortgage lending institutions have been subjected to an increasing number of other types of individual claims and purported consumer class action claims that relate to various aspects of the origination, pricing, closing, servicing, and collection of mortgage loans and that allege inadequate disclosure, breach of contract, or violation of state laws. Claims have involved, among other things, interest rates and fees charged in connection with loans, interest rate adjustments on adjustable-rate mortgage loans, timely release of liens upon loan payoffs, the disclosure and imposition of various fees and charges, and the placing of collateral protection insurance.

     While the Bank has had various claims similar to those discussed above asserted against it, management does not expect these claims to have a material adverse effect on the Bank's or the Company's financial condition, results of operations, or liquidity.

     The Bank is involved in legal proceedings occurring in the ordinary course of business that management believes, after consultation with legal counsel, are not, in the aggregate, material to the financial condition, results of operations, or liquidity of the Bank or the Company.

FACILITIES OPERATIONS

     Future minimum commitments on data processing agreements and significant operating leases in effect at September 30, 1996 were as follows (in thousands):

            YEARS ENDING
            SEPTEMBER 30,               AMOUNT
-------------------------------------  ---------
   1997..............................  $  19,707
   1998..............................     15,900
   1999..............................      9,279
   2000..............................      2,331
   2001..............................      1,906
   Thereafter........................     10,853
                                       ---------
                                       $  59,976
                                       =========

     Total data processing and rental expense for fiscal 1996, 1995, and 1994 under the same or similar agreements as in the preceding table, after consideration of certain credits and rental income, were $22.4 million, $22.9 million, and $22.4 million, respectively.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

18.  FINANCIAL HIGHLIGHTS BY PRINCIPAL BUSINESS OPERATION

     The Company operates as a broad based financial services provider to consumers and businesses in Texas and other selected regional markets throughout the United States. This business is conducted through the Community Banking, Financial Markets, and Commercial Banking Groups, which comprise the Banking Segment, and the Mortgage Banking Segment. Summarized financial information by business segment and for the Parent Company for the periods indicated, was as follows:

                                                            FOR THE YEAR ENDED SEPTEMBER 30,
                                          --------------------------------------------------------------------
                                                           MORTGAGE
                                             BANKING        BANKING     PARENT
                                             SEGMENT        SEGMENT     COMPANY   ELIMINATIONS     COMBINED
                                          -------------  -------------  -------   ------------   -------------
                                                                     (IN THOUSANDS)
1996
Revenues................................  $     248,968  $     103,161  $98,714    $ (113,273)   $     337,570
Earnings before income taxes and
  minority interest.....................         82,449         (3,120)  97,518      (109,011)          67,836
Depreciation and amortization of
  intangibles...........................          9,214         23,155    1,000        (4,262)          29,107
Capital expenditures....................          8,951            443      --           --              9,394
Average identifiable assets.............     10,947,844        640,780    9,972      (369,165)      11,229,431
Loan transfers to (from)................        818,563       (818,563)     --           --               --
Interest income (expense) on single
  family mortgage warehouse outstanding
  loan balance..........................         21,878        (21,878)     --           --               --
Servicing (expense) income on Banking
  Segment's loans.......................        (13,723)        13,723      --           --               --
1995
Revenues................................        203,115        119,601   (3,910)       (9,826)         308,980
Earnings before income taxes and
  minority interest.....................         82,163         19,357   (5,000)       (6,409)          90,111
Depreciation and amortization of
  intangibles...........................         12,305         20,965      976        (3,417)          30,829
Capital expenditures....................          5,859            273      --           --              6,132
Average identifiable assets.............     10,258,857        482,965    8,061      (312,820)      10,437,063
Loan transfers to (from)................      1,012,771     (1,012,771)     --           --               --
Interest income (expense) on single
  family mortgage warehouse outstanding
  loan balance..........................         19,903        (19,903)     --           --               --
Servicing (expense) income on Banking
  Segment's loans.......................        (12,672)        12,672      --           --               --

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                          --------------------------------------------------------------------
                                                           MORTGAGE
                                             BANKING        BANKING     PARENT
                                             SEGMENT        SEGMENT     COMPANY   ELIMINATIONS     COMBINED
                                          -------------  -------------  -------   ------------   -------------
                                                                     (IN THOUSANDS)
1994
Revenues................................     $  189,378    $   115,544  $1,279      $ (13,530)      $  292,671
Earnings before income taxes and
  minority interest.....................         73,757         24,404    (645 )      (11,435)          86,081
Depreciation and amortization of
  intangibles...........................         16,560         10,696     977         (2,095)          26,138
Capital expenditures....................          5,456          4,962     --            --             10,418
Average identifiable assets.............      8,174,275        717,551   4,401       (612,600)       8,283,627
Loan transfers to (from)................      1,319,020     (1,319,020)    --            --               --
Interest income (expense) on single
  family mortgage warehouse outstanding
  loan balance..........................         33,173        (33,173)    --            --               --
Servicing (expense) income on Banking
  Segment's loans.......................        (10,223)        10,223     --            --               --

     Revenues are comprised of net interest income (before the provision for credit losses) and non-interest income, and, in the case of Parent Company only revenue, dividends received from the Bank. On May 6, 1996, the Bank paid a $100 million dividend to the Parent Company on the common stock of the Bank. Interest costs incurred by the Parent Company are included in its revenues above since they relate to long-term debt and are not directly attributable to a specific segment. Earnings before income taxes and minority interest equal revenue, less the provision for credit losses and non-interest expenses. Non-interest expenses of the Bank are fully allocated to each segment of the Bank. Non-interest expenses incurred by support departments that are directly attributable to a segment are charged to that segment. General corporate overhead expenses not specifically identified to an individual segment, but necessary for the maintenance of the Bank as a going concern, are also allocated to the two segments. Parent Company expenses are not allocated to the Bank's business segments. The elimination amounts reflect the following: (i) dividends received by the Parent Company from the Bank, (ii) interest income and MSR amortization expense relating to loans held by the Banking Segment serviced by the Mortgage Banking Segment, and (iii) the single family mortgage warehouse funded by the Banking Segment.

     For segment reporting purposes, the value of servicing related to loans purchased from third parties by the Banking Segment is segregated from the original loan basis and is allocated to the Mortgage Banking Segment. The amortization of this capitalized amount approximated $2.3 million for fiscal 1996, $2.4 million for fiscal 1995, and $1.8 million for fiscal 1994 and is reflected in the Mortgage Banking Segment figures above.

     For loans transferred from the Mortgage Banking Segment to the Banking Segment, the difference, if any, between the Banking Segment's "purchase price" and the actual Book Value of the loans is retained by the Mortgage Banking Segment at the time of transfer. The amount retained is amortized to operations of the Mortgage Banking Segment and approximated $1.9 million for fiscal 1996, $1.0 million for fiscal 1995, and $283,000 for fiscal 1994.

MORTGAGE BANKING CHARGES

     In June 1996, the Company recorded a restructuring charge of $10.7 million before tax, to recognize the costs of closing or consolidating production offices and several regional operations centers and recorded $1.8 million of other expenses related to the mortgage origination business. These closures and consolidations will result in personnel reductions of approximately 265 people, including both salaried and commissioned employees. The restructuring charge included estimated costs for severance and other benefits of $800,000, asset write-downs of $5.3 million, lease termination costs of $3.4 million and other costs of $1.2 million. The non-cash write-off of $5.3 million reflects $3.5 million of goodwill and $1.8 million of fixed assets and leasehold

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

improvements written off in connection with the closed production offices. At September 30, 1996, the unpaid liability relating to the restructuring charge was $4.6 million and is expected to be paid in full by fiscal 1999. As of September 30, 1996, 31 mortgage origination branches and 6 regional operation centers had been closed and the workforce was reduced by 208.

19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table represents summarized data for each of the quarters in fiscal 1996 and 1995 (in thousands, except earnings per share).

                                                          1996                                        1995
                                       ------------------------------------------  ------------------------------------------
                                        FOURTH      THIRD     SECOND      FIRST     FOURTH      THIRD     SECOND      FIRST
                                        QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Interest income......................  $ 191,893  $ 199,198  $ 203,436  $ 217,785  $ 224,308  $ 194,865  $ 172,992  $ 154,594
Interest expense.....................    136,752    138,737    148,548    160,741    166,580    146,220    129,915    110,045
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Net interest income..............     55,141     60,461     54,888     57,044     57,728     48,645     43,077     44,549
Provision for credit losses..........      6,314      4,305      3,181      2,669      9,663     10,473      3,223        934
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net interest income after provision
  for credit losses..................     48,827     56,156     51,707     54,375     48,065     38,172     39,854     43,615
Non-interest income..................     31,954     23,473     27,687     26,922     25,201     23,127     30,641     36,012
Non-interest expense.................     85,272     68,689     50,012     49,292     52,466     40,465     51,553     50,092
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income before income taxes and
  minority interest..................     (4,491)    10,940     29,382     32,005     20,800     20,834     18,942     29,535
Income tax (benefit) expense.........     (2,121)   (98,922)    12,144     13,134      8,169      9,060      8,062     12,124
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income before minority
  interest...........................     (2,370)   109,862     17,238     18,871     12,631     11,774     10,880     17,411
Less minority interest:
    Subsidiary preferred stock
      dividends......................      4,564      4,563      4,563      4,563      4,111      2,163      2,163      2,163
    Payments in lieu of dividends....     --          6,189     --            224     --             71     --            306
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    NET INCOME.......................  $  (6,934) $  99,110  $  12,675  $  14,084  $   8,520  $   9,540  $   8,717  $  14,942
                                       =========  =========  =========  =========  =========  =========  =========  =========
Net income applicable to common
  shares.............................  $  (6,934) $  94,143  $  11,824  $  13,144  $   7,936  $   8,851  $   8,086  $  13,951
Earnings per common share............  $   (0.23) $    3.26  $    0.41  $    0.46  $    0.28  $    0.31  $    0.28  $    0.48
Average common shares outstanding....     30,441     28,863     28,863     28,863     28,863     28,863     28,863     28,863

     The 1995 figures have been restated to reflect the implementation of SFAS No. 122 effective October 1, 1994. See Note 1. Average shares and per share results have been restated to reflect the 1,800 to one stock conversion in June 1996. See Note 16.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

20.  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

     The condensed financial statements of the Parent Company do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles.

                                 PARENT COMPANY
                  CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                           SEPTEMBER 30,
                                       ----------------------
                                          1996        1995
                                       ----------  ----------
ASSETS
Cash and cash equivalents............  $   18,790  $        1
Securities purchased under agreements
  to resell..........................      --           2,121
Investment in Bank United............     608,027     609,178
Intangible assets....................       2,055       2,563
Deferred tax asset...................      19,527      --
Other assets.........................       5,281       1,287
                                       ----------  ----------
TOTAL ASSETS.........................  $  653,680  $  615,150
                                       ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Senior Notes.........................  $  115,000  $  115,000
Other liabilities....................       7,637       4,047
                                       ----------  ----------
          Total liabilities..........     122,637     119,047
                                       ----------  ----------
STOCKHOLDERS' EQUITY
Common stock.........................         316         289
Paid-in capital......................     129,286     117,722
Retained earnings....................     403,674     384,739
Unrealized gains (losses) on
  subsidiary's securities and
  mortgage-backed securities
  available for sale, net of tax.....      (2,233)     (6,647)
                                       ----------  ----------
          Total stockholders'
            equity...................     531,043     496,103
                                       ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY.............................  $  653,680  $  615,150
                                       ==========  ==========

   These condensed financial statements should be read in conjunction with the
              Consolidated Financial Statements and Notes thereto.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                 PARENT COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                       FOR THE YEAR ENDED SEPTEMBER 30,
                                       ---------------------------------
                                          1996       1995        1994
                                       ----------  ---------  ----------
INCOME
Dividends from the Bank..............  $  109,011  $   6,409  $   11,435
Short-term interest-earning assets...          56         88          21
                                       ----------  ---------  ----------
          Total income...............     109,067      6,497      11,456
                                       ----------  ---------  ----------
EXPENSE
Interest expense -- Senior Notes.....      10,353     10,407      10,177
Amortization of intangibles..........       1,000        976         977
Other................................         196        114         947
                                       ----------  ---------  ----------
          Total expense..............      11,549     11,497      12,101
                                       ----------  ---------  ----------
INCOME (LOSS) BEFORE UNDISTRIBUTED
  INCOME OF BANK AND INCOME TAXES....      97,518     (5,000)       (645)
Equity in undistributed income of the
  Bank...............................         519     45,322     104,316
                                       ----------  ---------  ----------
INCOME BEFORE INCOME TAXES...........      98,037     40,322     103,671
Income tax benefit...................     (20,898)    (1,397)     (5,299)
                                       ----------  ---------  ----------
NET INCOME...........................  $  118,935  $  41,719  $  108,970
                                       ==========  =========  ==========

   These condensed financial statements should be read in conjunction with the
              Consolidated Financial Statements and Notes thereto.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                 PARENT COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                       -----------------------------------
                                          1996        1995        1994
                                       ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...........................  $  118,935  $   41,719  $   108,970
Adjustments to reconcile net income
  to net cash
  (used) provided by operating
  activities:
     Equity in undistributed income
       of the Bank...................        (519)    (45,322)    (104,316)
     Deferred tax benefit............     (19,527)     --          --
     Amortization of intangibles.....       1,000         976          977
     Change in other assets..........      (4,486)      4,111       (5,393)
     Change in other liabilities.....       3,590         (73)         159
     Management Restricted Stock
       award.........................       3,709      --          --
                                       ----------  ----------  -----------
          Net cash provided by
            operating activities.....     102,702       1,411          397
                                       ----------  ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in securities
       purchased under agreements to
       resell........................       2,121      (1,411)        (397)
                                       ----------  ----------  -----------
          Net cash provided (used) by
            investing activities.....       2,121      (1,411)        (397)
                                       ----------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common
       stock.........................      13,966      --          --
     Payment of common stock
       dividends.....................    (100,000)     --          --
                                       ----------  ----------  -----------
          Net cash used by financing
            activities...............     (86,034)     --          --
                                       ----------  ----------  -----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS........................      18,789      --          --
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR..................           1           1            1
                                       ----------  ----------  -----------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR...............................  $   18,790  $        1  $         1
                                       ==========  ==========  ===========

   These condensed financial statements should be read in conjunction with the
              Consolidated Financial Statements and Notes thereto.