Form 10-Q
period 1996-12-31
BANK UNITED CORP
filed 1997-02-14
CIK 906420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ______________

                             Commission File Number:
                                   0000906420

                                BANK UNITED CORP.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                13-3528556
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)

    3200 SOUTHWEST FREEWAY, SUITE 1600
               HOUSTON, TX                             77027
 (Address of principal executive offices)           (Zip Code)

    Registrant's telephone number, including area code: (713) 543-6958

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

Number of shares outstanding of the registrant's $0.01 par value common stock as of January 31, 1997 were as follows:

       TITLE OF EACH CLASS            NUMBER OF SHARES
       -------------------            ----------------
              Class A                      28,354,276
              Class B                       3,241,320

                                BANK UNITED CORP.
                                      INDEX

                                                                            PAGE

PART I.   FINANCIAL INFORMATION

     Item 1. Condensed Financial Statements..................................  1

             Consolidated Statements of Financial Condition -
             December 31, 1996 and September 30, 1996........................  1

             Consolidated Statements of Operations -
             For the Three Months Ended December 31, 1996 and 1995...........  2

             Consolidated Statements of Stockholders' Equity -
             For the Three Months Ended December 31, 1996 and 1995...........  3

             Consolidated Statements of Cash Flows -
             For the Three Months Ended December 31, 1996 and 1995...........  4

             Notes to Consolidated Financial Statements......................  5

             Independent Accountants' Report.................................  9

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................. 10


PART II.   OTHER INFORMATION

     Item 1. Legal Proceedings............................................... 17

     Item 2. Changes in the Rights of the Company's Security Holders......... 18

     Item 3. Defaults by the Company  Upon Senior Securities................. 18

     Item 4. Submission of Matters to a Vote of Security Holders............. 18

     Item 5. Other Information............................................... 18

     Item 6a.Exhibits........................................................ 18

     Item 6b.Reports of Form 8-K............................................. 21

     Signatures.............................................................. 22

                          PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED FINANCIAL STATEMENTS

                                BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                                                   DECEMBER 31,        SEPTEMBER 30,
                                                                                                       1996                1996
                                                                                                   ------------        ------------
                                                                                                                       (UNAUDITED)
ASSETS
Cash and cash equivalents ..................................................................       $    132,816        $    119,523
Securities purchased under agreements to resell and federal funds sold .....................            582,236             674,249
Securities .................................................................................             65,451              65,693
Mortgage-backed securities
     Held to maturity, at amortized cost (fair value of $593.3 million in 1997
           and $609.2 million in 1996) .....................................................            610,368             630,048
     Available for sale, at fair value .....................................................            981,816           1,027,860
Loans
     Held to maturity (net of the allowance for credit losses of $43.5 million
           in 1997 and $39.6 million in 1996) ..............................................          7,667,117           7,227,153
     Held for sale .........................................................................            289,893
                                                                                                                            292,335
Federal Home Loan Bank stock ...............................................................            198,241             179,643
Premises and equipment .....................................................................             38,934              40,209
Mortgage servicing rights ..................................................................            152,139             123,392
Real estate owned (net of the allowance for losses of $740 thousand  in
     1997 and $986 thousand in 1996) .......................................................             33,169              29,744
Deferred tax asset .........................................................................            153,211             168,323
Other assets ...............................................................................            154,255             134,205
                                                                                                   ------------        ------------
TOTAL ASSETS ...............................................................................       $ 11,059,646        $ 10,712,377
                                                                                                   ============        ============

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS'
     EQUITY
LIABILITIES
Deposits ...................................................................................       $  4,999,286        $  5,147,945
Federal Home Loan Bank advances ............................................................          3,860,461           3,490,386
Securities sold under agreements to repurchase and federal funds
     purchased .............................................................................          1,038,086             832,286
Senior Notes ...............................................................................            115,000             115,000
Advances from  borrowers for taxes and insurance ...........................................             99,048             146,634
Other liabilities ..........................................................................            217,117             263,583
                                                                                                   ------------        ------------
              Total liabilities ............................................................         10,328,998           9,995,834
                                                                                                   ------------        ------------
MINORITY INTEREST
Preferred stock issued by consolidated subsidiary ..........................................            185,500             185,500
                                                                                                   ------------        ------------
STOCKHOLDERS' EQUITY
Common stock ...............................................................................                316                 316
Paid-in capital ............................................................................            129,286             129,286
Retained earnings ..........................................................................            416,514             403,674
Unrealized losses on securities and mortgage-backed
     securities available for sale, net of tax .............................................               (968)             (2,233)
                                                                                                   ------------        ------------
              Total stockholders' equity ...................................................            545,148             531,043
                                                                                                   ------------        ------------
TOTAL LIABILITIES, MINORITY INTEREST, AND
     STOCKHOLDERS' EQUITY ..................................................................       $ 11,059,646        $ 10,712,377
                                                                                                   ============        ============

          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                                                           ---------------------------------------
                                                                                                   1996                1995
                                                                                                 --------           ---------
                                                                                                         (UNAUDITED)
INTEREST INCOME
Short-term interest-earning assets ...................................................           $  9,343           $   7,181
Trading account assets ...............................................................                 17                  16
Securities ...........................................................................                963               1,443
Mortgage-backed securities ...........................................................             26,816              38,178
Loans ................................................................................            159,264             167,293
Federal Home Loan Bank stock .........................................................              2,700               3,674
                                                                                                 --------           ---------
              Total interest income ..................................................            199,103             217,785
                                                                                                 --------           ---------
INTEREST EXPENSE
Deposits .............................................................................             66,724              71,826
Federal Home Loan Bank advances ......................................................             51,924              70,785
Securities sold under agreements to repurchase
     and federal funds purchased .....................................................             12,359              15,526
Senior Notes .........................................................................              2,311               2,604
                                                                                                 --------           ---------
              Total interest expense .................................................            133,318             160,741
                                                                                                 --------           ---------
              Net interest income ....................................................             65,785              57,044
PROVISION FOR CREDIT LOSSES ..........................................................              6,914               2,669
                                                                                                 --------           ---------
              Net interest income after provision for credit losses ..................             58,871              54,375
                                                                                                                    ---------
NON-INTEREST INCOME
Net gains (losses)
    Sales of single family servicing rights and single family
        warehouse loans ..............................................................             10,489              10,063
     Securities and mortgage-backed securities .......................................                641                 (36)
     Other loans .....................................................................                940               3,261
Loan servicing fees and charges ......................................................             12,684              10,461
Other ................................................................................              4,912               3,173
                                                                                                 --------           ---------
              Total non-interest income ..............................................             29,666              26,922
                                                                                                 --------           ---------
NON-INTEREST EXPENSE
Compensation and benefits ............................................................             19,975              20,411
Occupancy ............................................................................              4,255               4,626
Data processing ......................................................................              3,801               3,970
Advertising and marketing ............................................................              2,255               1,471
Amortization of intangibles ..........................................................              5,824               4,760
SAIF deposit insurance premiums ......................................................              2,957               3,044
Furniture and equipment ..............................................................              1,219               1,580
Other ................................................................................             12,792               9,430
                                                                                                 --------           ---------
              Total non-interest expense .............................................             53,078              49,292
                                                                                                 --------           ---------
              Income before income taxes and minority interest .......................             35,459              32,005
INCOME TAX EXPENSE ...................................................................             13,633              13,134
                                                                                                 --------           ---------
INCOME BEFORE MINORITY INTEREST ......................................................             21,826              18,871
Less minority interest
    Subsidiary preferred stock dividends .............................................              4,563               4,563
    Payments in lieu of dividends ....................................................               --                   224
                                                                                                 --------           ---------
NET INCOME ...........................................................................           $ 17,263           $  14,084
                                                                                                 ========           =========

EARNINGS PER COMMON SHARE ............................................................           $   0.55           $    0.46
                                                                                                 ========           =========

          See accompanying Notes to Consolidated Financial Statements.
                                                                               2

                                BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                     COMMON STOCK
                                               ---------------------------------------------------------
                                                   CLASS A             CLASS B              CLASS C
                                               -----------------   ------------------    ---------------
                                                 SHARES    AMOUNT    SHARES     AMOUNT     SHARES   AMOUNT
                                               ----------   ----   ----------    ----    ---------   ---
BALANCE AT
     SEPTEMBER 30, 1995 ....................   23,828,400   $239         --      $--     5,034,600   $50
         Net income ........................         --      --          --       --          --      --
         Change in unrealized
             gains (losses) ................         --      --          --       --          --      --
                                               ----------   ----   ----------    ----    ---------   ---
BALANCE AT
     DECEMBER 31, 1995 .....................   23,828,400   $239         --      $--     5,034,600   $50
                                               ==========   ====   ==========    ====    =========   ===

BALANCE AT
     SEPTEMBER 30, 1996 ....................   27,735,934   $277    3,859,662    $ 39         --     $--
         Net income ........................         --      --          --       --          --      --
         Dividend declared:  common
             stock  ($0.14 per share) ......         --      --          --       --          --      --
         Conversion of common stock ........      618,342      7     (618,342)     (7)        --      --
         Change in unrealized gains (losses)         --      --          --       --          --
                                               ----------   ----   ----------    ----    ---------   ---
BALANCE AT
     DECEMBER 31, 1996 .....................   28,354,276   $284    3,241,320    $ 32         --     $--
                                               ==========   ====   ==========    ====    =========   ===


                                                                      UNREALIZED     TOTAL

                                                     PAID-IN      RETAINED     GAINS

STOCKHOLDERS'
                                                 CAPITAL   EARNINGS    (LOSSES)     EQUITY
                                                --------   ---------    -------    ---------
BALANCE AT
     SEPTEMBER 30, 1995 ....................    $117,722   $ 384,739    $(6,647)   $ 496,103
         Net income ........................        --        14,084       --         14,084
         Change in unrealized
             gains (losses) ................        --          --        3,328        3,328
                                                --------   ---------    -------    ---------
BALANCE AT
     DECEMBER 31, 1995 .....................    $117,722   $ 398,823    $(3,319)   $ 513,515
                                                ========   =========    =======    =========

BALANCE AT
     SEPTEMBER 30, 1996 ....................    $129,286   $ 403,674    $(2,233)   $ 531,043
         Net income ........................        --        17,263       --         17,263
         Dividend declared:  common
             stock  ($0.14 per share) ......        --        (4,423)      --         (4,423)
         Conversion of common stock ........        --          --         --           --
         Change in unrealized gains (losses)        --          --        1,265        1,265
                                                --------   ---------    -------    ---------
BALANCE AT
     DECEMBER 31, 1996 .....................    $129,286   $ 416,514    $  (968)   $ 545,148
                                                ========   =========    =======    =========

          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                                                             -------------------------------
                                                                                                1996                1995
                                                                                             -----------         -----------
                                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
         Net cash (used) provided by operating activities ...........................        $  (110,796)        $   368,637
CASH FLOWS FROM INVESTING ACTIVITIES
         Net change in securities purchased under agreements to resell and
                federal funds sold ..................................................             92,013             (87,634)
         Purchases of securities held to maturity ...................................               --                (1,460)
         Proceeds from maturities of securities held to maturity ....................               --                 1,500
         Purchases of mortgage-backed securities held to maturity ...................               --                (3,841)
         Repayments of mortgage-backed securities held to maturity ..................             19,258             107,578
         Proceeds from sales of securities available for sale .......................             45,336              64,983
         Proceeds from sales of mortgage-backed securities available for sale .......               --
                                                                                                                      58,833
         Repayments of mortgage-backed securities available for sale ................             47,374               2,615
         Purchases of loans held to maturity ........................................           (456,118)            (78,284)
         Proceeds from sales of loans held to maturity ..............................             10,619                --
         Change in loans held to maturity ...........................................            (12,364)            119,039
         Purchases of Federal Home Loan Bank stock ..................................            (15,898)               --
         Purchases of premises and equipment ........................................             (2,265)             (1,173)
         Proceeds from sales of real estate owned acquired through foreclosure ......             13,466              10,919
         Proceeds from sales of servicing rights ....................................              7,461                --
                                                                                             -----------         -----------
                   Net cash (used) provided by investing activities .................           (251,118)            193,075
                                                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net change in deposits .....................................................           (148,659)           (145,934)
         Proceeds from Federal Home Loan Bank advances ..............................          1,386,202             100,000
         Repayment of Federal Home Loan Bank advances ...............................         (1,016,127)           (135,000)
         Net change in securities sold under agreements to repurchase and
                federal funds purchased .............................................            205,800            (234,533)
         Change in advances from borrowers for taxes and insurance ..................            (47,586)            (48,315)
         Payment of dividends .......................................................             (4,423)               --
                                                                                             -----------         -----------
                   Net cash provided (used) by financing activities .................            375,207            (463,782)
                                                                                             -----------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................................             13,293              97,930
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................................            119,523             112,931
                                                                                             -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................................        $   132,816         $   210,861
                                                                                             ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NONCASH
         INVESTING ACTIVITIES
         Cash paid for interest .....................................................        $   131,622         $   165,352
         Cash paid for income taxes .................................................                185                 429
         Real estate owned acquired through foreclosure .............................             20,776              15,083
         Sales of real estate owned financed by the Bank ............................              3,764                --
         Securitization of loans ....................................................             49,157                --
         Transfer of loans (to) from held to maturity ...............................                (46)            178,690
         Transfer of mortgage-backed securities from held to maturity
                to available for sale ...............................................               --             1,244,945
         Change in unrealized gains on securities and
                mortgage-backed securities available for sale .......................              1,265               3,328

          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND PRINCIPLES OF CONSOLIDATION
         Bank United Corp. (the "Parent Company") was incorporated in the state of Delaware on December 19, 1988, and became the holding company for Bank United, a federal savings bank (the "Bank") upon the Bank's formation on December 30, 1988. In December 1996, the Parent Company formed a new, wholly owned, Delaware subsidiary, BNKU Holdings, Inc. ("Holdings"). After acquiring all of the common stock of Holdings, the Parent Company contributed all of the common stock of the Bank to Holdings, and Holdings assumed the Parent Company's obligations for $115 million 8.05% senior notes due May 15, 1998 (the "Senior Notes"). As a result of these transactions, Holdings is the sole subsidiary of the Parent Company and the Bank is the sole subsidiary of Holdings.

          The accompanying unaudited Consolidated Financial Statements include the accounts of the Parent Company, Holdings, the Bank, and the Bank's wholly owned subsidiaries (collectively known as the "Company"). To date, the results of operations of the Bank's subsidiaries have not been significant to the consolidated results of operations. All significant intercompany accounts have been eliminated in consolidation. The Parent Company has no significant assets other than the equity interest in Holdings and Holdings has no significant assets other than the equity interest in the Bank. Substantially all of the Company's consolidated revenues are derived from the operations of the Bank.

2.       BASIS OF PRESENTATION
         The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements have been included. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period. The interim financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

         Certain amounts within the accompanying Consolidated Financial Statements and the related Notes as of September 30, 1996 and December 31, 1995 have been reclassified for comparative purposes to conform to the current presentation. Such reclassifications had no effect on previously presented net income or retained earnings.

3.       EARNINGS PER COMMON SHARE
         Earnings per common share is calculated by dividing net income (adjusted in fiscal 1996 for earnings on the common stock equivalents attributable to warrants issued by the Bank no longer outstanding as of August
1996) by the weighted average number of shares of common stock outstanding. Common stock equivalents on the Bank's warrants were computed using the treasury stock method. The table below presents information necessary for the computation of earnings per common share (in thousands, except share data and earnings per common share).

                                                       FOR THE THREE MONTHS
                                                         ENDED DECEMBER 31,
                                                     --------------------------
                                                        1996           1995
                                                     -----------   ------------
Net income .......................................   $    17,263   $     14,084
Less: Bank's net income attributable to common
              stock equivalents on warrants ......          --             (940)
                                                     -----------   ------------
Net income applicable to common shares ...........   $    17,263   $     13,144
                                                     ===========   ============
Average number of common shares outstanding ......    31,595,596     28,863,000
                                                     ===========   ============

EARNINGS PER COMMON SHARE ........................   $      0.55   $       0.46
                                                     ===========   ============

4.            EMPLOYEE BENEFITS
              On October 1, 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages adoption of that method for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method currently

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

being followed by the Company and make pro forma disclosures of net income and earnings per share under the fair value based method of accounting. The Company will continue accounting for stock-based employee compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and will disclose pro forma fair value information as prescribed by SFAS No. 123.

         1996 STOCK INCENTIVE PLAN
         In December 1996, the Company granted options to purchase 147,500 shares of its common stock to certain employees of the Bank under the Bank United 1996 Stock Incentive Plan. Compensation expense was not recognized for the stock options because the options had an exercise price approximating the fair value of the Company's common stock at the date of grant. These options will vest at the end of three years ("cliff vesting") and will expire if not exercised within ten years of the date of grant. The maximum number of shares of Class A common stock available for grant under this plan is 1,600,000 shares.

         MANAGEMENT COMPENSATION PROGRAM
         In June 1996, the Company's Board of Directors approved a management compensation program for the Company's executive officers, other key officers and employees, and certain directors containing the following provisions: (i) a cash bonus of $4.0 million; (ii) the award of 318,342 shares of Company Class B common stock with restrictions on its transferability for a period of three years from its issuance ("Restricted Stock"); and (iii) the issuance of 1,154,520 options for purchase of an equivalent number of shares of Company common stock (such options vest ratably from the date of grant through June 26, 1999 and may not be exercised prior to the third anniversary of the date of grant). The options' exercise price of $20.125 per share was set at an amount not less than the fair market value at the date of the grant and the options will expire if not exercised within ten years of the date of the grant.

         Compensation expense totalling $7.8 million, $4.8 million net of tax, was recognized in the quarter ended June 30, 1996 for the cash bonus and the Restricted Stock award. Compensation expense was not recognized for the stock options, as the options had an exercise price approximating the fair value of the Company's common stock at the date of grant.

         DIRECTOR STOCK COMPENSATION PLAN
         In June 1996, the Company's Board of Directors approved a director stock plan for each member of the Company's Board who is not an employee of the Company or any subsidiary of the Company ("Eligible Director"). Each Eligible Director will be granted stock options to purchase 1,000 shares of Class A common stock of the Company when first elected to the Company's Board of Directors and following each annual stockholders' meeting thereafter. The options exercise price is 115% of the fair value of the Company's common stock at the date of grant. The Company granted 10,000 options under the director stock plan during fiscal 1996. These options vest and become exercisable if and when the fair value of the Company's common stock equals or exceeds the exercise price of the option on any day during the 30-day period commencing on the first anniversary of the date of the grant ("vesting window"). If these stock options do not vest during the vesting window, they will be cancelled and all vested options will expire if not exercised within ten years of the date of grant. The maximum number of shares of Class A common stock available for grant under this plan is 250,000 shares.

         A summary of the status of the Company's stock option plans as of December 31, 1996 and changes during the three months ending on that date is presented below. The Company granted no options in the quarter ended December 31, 1995 and had no options outstanding at December 31, 1995. No options were exercised, forfeited or expired during the three months ended December 31, 1996. The weighted-average grant date fair value for the options granted during the three months ended December 31, 1996 was $9.50 per share. The fair value of each stock option was estimated using the Black- Scholes option pricing model with the following weighted-average assumptions used for grants in the three months ended December 31, 1996: estimated volatility of 25.79%; risk-free interest rate of 6.22%; dividend yield of 2.10%; and an expected life of ten years. The weighted- average remaining contractual life of options outstanding at December 31, 1996 was 9.6 years. None of the options outstanding at December 31, 1996 were exercisable.

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     Number of Weighted-Average    Range of
                                      SHARES    EXERCISE PRICE  EXERCISE PRICES
                                     ---------     ------      -----------------
Granted during fiscal 1996 ........  1,164,520     $20.15      $20.125 - $27.394
Granted during fiscal 1997 ........    147,500      26.85      $25.250 - $26.875
                                     ---------     ------      -----------------
Outstanding at December 31, 1996 ..  1,312,020      20.91      $20.125 - $27.394
                                     =========     ======      =================

         The Company applies APB Opinion No. 25 in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined based on the fair value at the grant date for awards consistent with SFAS No. 123, the Company's net income and earnings per share would have been $16.6 million and $0.53 for the three months ended December 31, 1996.

5.       RECENT ACCOUNTING STANDARDS
         On October 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identified intangibles held and used by an entity, along with goodwill related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss must be recognized if the estimate of the future cash flows (undiscounted and without interest charges) resulting from the use of the asset and its eventual disposition is less than the carrying amount of the asset. The adoption of this pronouncement did not have a material effect on the Consolidated Financial Statements.

         In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued. This statement requires that, after a transfer of financial assets, an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. SFAS No. 127, "Deferral of Certain Provisions of FASB Statement No. 125", was issued in December 1996 and defers for one year the effective date of SFAS No. 125 for (i) secured borrowings and collateral for all transactions and
(ii) transfers of financial assets for repurchase agreements, dollar rolls, securities lending, and similar transactions. SFAS No. 125, as amended, is to be applied prospectively and earlier or retroactive application is not permitted. Implementation of these pronouncements should have no material effect on the Consolidated Financial Statements.

6.       SUBSEQUENT EVENTS
         In January 1997, the Company filed a registration statement with the SEC to register 10.2 million outstanding shares of its Class A common stock. These shares were subject to restrictions on sale and transfer due to agreements entered into in connection with the Company's August 1996 common stock public offering. Such restrictions expire as follows; 7.4 million shares on February 10, 1997 and 2.8 million shares on August 14, 1997. After these dates, the 10.2 million shares may be offered and sold from time to time by the holding shareholders. The Company will not receive any of the proceeds from the sale of these shares.

         In January 1997, the Company filed a registration statement with the SEC for the offering of $100 million fixed-rate subordinated notes due 2004 and $120 million fixed-rate subordinated notes due 2007. Net proceeds from this offering will be used to repurchase and retire the Company's $115 million, 8.05% Senior Notes due May 1998 and to pay related costs and expenses. The Company will use the remainder of the net proceeds of the offering to increase the equity capital of the Bank. The Bank will use the proceeds of such investment for general corporate purposes, which may include the acquisition of the stock or assets of financial institutions and the funding of internal growth. The completion of the subordinated debt offering is contingent upon market conditions and other factors.

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On January 17, 1997, the Company sold all of its 61 retail mortgage origination offices located outside of Texas, its El Paso retail origination office, four of its twelve wholesale lending offices, and related administrative and support functions to National City Mortgage Co ("NCM"). The Company's sale of these businesses was consistent with its commitment to advance its strategic focus on traditional community and commercial banking products and services. The Company intends to continue its mortgage origination capability in Texas through its 70-branch locations in the state and will retain certain units of its mortgage business, including its mortgage servicing business. The Company does not expect the sale to have a material adverse effect on its financial condition or results of operation. The assets sold will be transferred to NCM on February 1, 1997.

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Bank United Corp.:

We have reviewed the accompanying condensed consolidated statement of financial condition of Bank United Corp. and its subsidiaries (collectively known as the "Company") as of December 31, 1996, and the related condensed consolidated statements of operations, stockholders' equity, and cash flows for the three-month periods ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Bank United Corp. and its subsidiary as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 28, 1996, we expressed an unqualified opinion, including an explanatory paragraph regarding the Company's change in its method of accounting for mortgage servicing rights effective October 1, 1994 on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of September 30, 1996 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

Deloitte & Touche LLP
January 23, 1997

                                BANK UNITED CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995


GENERAL
         Net income was $17.3 million ($0.55 per share) for the three months ended December 31, 1996, compared to $ 14.1 million ($0.46 per share) for the three months ended December 31, 1995, reflecting a 23% increase. Operating earnings were $33.9 million and $28.8 million for the same periods. Operating earnings includes net income before taxes and minority interest and excludes net gains (losses) on securities, mortgage-backed securities ("MBS"), and other loans. The increase in net income and operating earnings reflected an increase in net interest income and higher loan servicing fees and charges, partially offset by an increase in the provision for credit losses and increased non-interest expenses.

NET INTEREST INCOME
         Net interest income was $65.8 million for the three months ended December 31, 1996, compared to $57.0 million for the three months ended December 31, 1995, reflecting an $8.8 million, or 15 % increase. This increase is attributable to a 53 basis point increase in the net yield on interest-earning assets ("net yield"), partially offset by a $1.1 billion decrease in average interest-earning assets.

     AVERAGE BALANCE SHEET, INTEREST INCOME/EXPENSE, AND AVERAGE YIELD/RATE

                                                                            FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                                 --------------------------------------------------------------
                                                                            1996                              1995
                                                                 -----------------------------    -----------------------------
                                                                   AVERAGE               YIELD/     AVERAGE               YIELD/
                                                                   BALANCE     INTEREST  RATE(2)    BALANCE     INTEREST  RATE(2)
                                                                 -----------   --------   ----    -----------   --------   ----
                                                                                       (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
     Short-term interest-earning assets .......................  $   634,129   $  9,343   5.77 %  $   450,470   $  7,181   6.24%
     Trading account assets ...................................        1,186         17   5.73          1,119         16   5.72
     Securities ...............................................       75,534        963   5.06        113,995      1,443   5.02
     Mortgage-backed securities ...............................    1,612,074     26,816   6.65      2,278,177     38,178   6.70
     Loans (1) ................................................    7,724,234    159,264   8.24      8,253,639    167,293   8.11
     FHLB stock ...............................................      183,361      2,700   5.84        226,072      3,674   6.45
                                                                 -----------   --------   ----    -----------   --------   ----
              Total interest-earning assets ...................   10,230,518    199,103   7.77     11,323,472    217,785   7.69
Non-interest-earning assets ...................................      543,404       --     --          392,908       --     --
                                                                 -----------   --------   ----    -----------   --------   ----
              TOTAL ASSETS ....................................  $10,773,922       --     --      $11,716,380       --     --
                                                                 ===========   ========   ====    ===========   ========   ====

INTEREST-BEARING LIABILITIES
     Deposits .................................................  $ 5,110,113     66,724   5.18    $ 5,139,670     71,826   5.54
     FHLB advances ............................................    3,599,127     51,924   5.65      4,376,559     70,785   6.33
     Securities sold under agreements to
      repurchase and federal funds purchased ..................      872,321     12,359   5.54      1,027,475     15,526   5.91
     Senior Notes .............................................      115,000      2,311   8.05        115,000      2,604   9.05
                                                                 -----------   --------   ----    -----------   --------   ----
              Total interest-bearing liabilities ..............    9,696,561    133,318   5.42     10,658,704    160,741   5.94
Non-interest-bearing liabilities and stockholders' equity .....    1,077,361       --     --        1,057,676       --     --
                                                                 -----------   --------   ----    -----------   --------   ----
              TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY ............................  $10,773,922       --     --      $11,716,380       --     --
                                                                 ===========   ========   ====    ===========   ========   ====
Net interest income/interest rate spread ......................         --     $ 65,785   2.35%          --     $ 57,044   1.75%
                                                                 ===========   ========   ====    ===========   ========   ====
Net yield on interest-earning assets ..........................         --         --     2.63%          --         --     2.10%
                                                                 ===========   ========   ====    ===========   ========   ====
Ratio of average interest-earning assets to
     average interest-bearing liabilities .....................         1.06       --     --             1.06       --     --
                                                                 ===========   ========   ====    ===========   ========   ====

(1)       Includes nonaccrual loans.
(2)       Annualized.

                                BANK UNITED CORP.

          During the three months ended December 31, 1996, the yield on interest-earning assets increased 8 basis points and the cost of funds decreased 52 basis points as compared to the three months ended December 31, 1995, resulting in an increase in the net yield, to 2.63% from 2.10% for the same periods. The net yield was positively impacted by the recognition of $4.1 million and $1.5 million of non-accretable discounts during the three months ended December 31, 1996 and 1995. These discounts principally related to potential credit risks on bulk purchases of single family loans and increased the yield on interest-earning assets by 16 basis points and 5 basis points in the respective periods. Upon obtaining sufficient seasoning, payoffs, and stabilized delinquencies, a portion of these discounts were recognized into income. Excluding the effects of these loan discounts, the net yield increased 44 basis points, to 2.48% during the three months ended December 31, 1996, from 2.04% during the three months ended December 31, 1995.

          During the three months ended December 31, 1996, average short-term market interest rates declined as compared to the year ago quarter, resulting in declines in the adjusted yield on interest-earning assets and the cost of funds. The adjusted yield on interest-earning assets declined at a slower rate than the decrease in the cost of funds, due to the lessening of the impact of periodic caps on adjustable-rate loans and adjustable-rate MBSs during the current quarter compared to a year ago quarter.

          The decrease in average interest-earning assets is reflected in the loan and MBS portfolios, primarily due to sales and principal repayments.

PROVISION FOR CREDIT LOSSES
          The provision for credit losses increased $4.2 million from the year ago quarter to $6.9 million for the three months ended December 31, 1996. The increased provision resulted from single family loan purchases as well as changes in the composition of the loan portfolio. Single family loan purchases were $353 million and $93 million for the quarters ended December 31, 1996 and 1995. The commercial and consumer loan portfolios increased 81% and 87% from the year ago quarter.

                           ALLOWANCE FOR CREDIT LOSSES

                                                                                          COMMERCIAL        MORTGAGE
                                                                               MULTI-     REAL ESTATE        BANKER
                                SINGLE   SINGLE FAMILY             MULTI-      FAMILY         AND           FINANCE
                              FAMILY (1) CONSTRUCTION  CONSUMER    FAMILY   CONSTRUCTION SMALL BUSINESS  LINE OF CREDIT   TOTAL
                              ----------  ----------  ---------- ----------  ----------    ----------      ----------   ----------
                                                                       (IN THOUSANDS)
Balance at September 30, 1995 $   29,632  $      361  $    3,247 $    2,855  $      199    $       97      $      410   $   36,801
      Provision .............      1,250          52       1,373        (53)         23            24            --          2,669
      Net charge-offs .......       (933)       --        (1,208)      --          --            --              --         (2,141)
                              ----------  ----------  ---------- ----------  ----------    ----------      ----------   ----------
Balance at December 31, 1995  $   29,949  $      413  $    3,412 $    2,802  $      222    $      121      $      410   $   37,329
                              ==========  ==========  ========== ==========  ==========    ==========      ==========   ==========

Balance at September 30, 1996 $   28,672  $      693  $    5,219 $    4,118  $      232    $      314      $      412   $   39,660
      Provision .............      4,718         225         996        634        --             230             111        6,914
      Net charge-offs .......     (1,868)       --        (1,174)      --          --            --              --         (3,042)
                              ----------  ----------  ---------- ----------  ----------    ----------      ----------   ----------
Balance at December 31, 1996  $   31,522  $      918  $    5,041 $    4,752  $      232    $      544      $      523   $   43,532
                              ==========  ==========  ========== ==========  ==========    ==========      ==========   ==========

(1)  Includes single family portfolio and warehouse loans.

                                BANK UNITED CORP.

                              NONPERFORMING ASSETS

                                                DECEMBER 31,  SEPTEMBER 30,
                                                    1996         1996
                                                  ---------    ---------
                                                       (IN THOUSANDS)
Nonaccrual loans
      Single family ...........................   $  88,817    $  92,187
      Consumer ................................       1,362        1,039
      Multi-family ............................          22          144
      Commercial real estate and small business         183          350
                                                  ---------    ---------
                                                     90,384       93,720
      Discounts ...............................        (410)      (4,077)
                                                  ---------    ---------
              Net nonaccrual loans ............      89,974       89,643
REO, primarily single family properties .......      33,909       30,730
                                                  ---------    ---------
              Total nonperforming assets ......   $ 123,883    $ 120,373
                                                  =========    =========

                          SELECTED ASSET QUALITY RATIOS

                                                        AT OR FOR              AT OR FOR
                                                     THE THREE MONTHS        THE YEAR ENDED
                                                  ENDED DECEMBER 31, 1996     SEPTEMBER 30,
                                                  -----------------------     -------------
Allowance for credit losses to net nonaccrual loans
      Single family ...............................        35.59%                32.46%
      Total .......................................        48.38                 44.24
Allowance for credit losses to total loans ........         0.54                  0.52
Nonperforming assets to total assets ..............         1.12                  1.12
Net nonaccrual loans to total loans ...............         1.12                  1.19
Nonperforming assets to total loans and REO .......         1.54                  1.59
Net loan charge-offs to average loans - Annualized
      Single family ...............................         0.12                  0.12
      Total .......................................         0.16                  0.17

             Nonperforming assets increased $3.5 million, or 3%, to $123.9 million at December 31, 1996, compared to $120.4 million at September 30, 1996. Single family nonaccrual loans decreased $3.4 million primarily from loans being foreclosed on and transferred to Real Estate Owned ("REO"). Discounts decreased $3.7 million, reflecting the recognition of non-accretable discounts into income. See "Net Interest Income".

            At December 31, 1996 and September 30, 1996, the recorded investment in impaired loans pursuant to SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" totalled $3.6 million and $3.9 million, respectively. The average outstanding balance for the three months ended December 31, 1996 was $4.0 million and the average outstanding balance for fiscal 1996 was $4.4 million.

NET GAINS (LOSSES)
      Net gains (losses) declined $1.2 million, or 9%, to $12.1 million during the three months ended December 31, 1996, compared to $13.3 million during the prior year quarter. This decrease primarily reflects a decrease in gains on sales of single family and multi-family portfolio loans. See "Discussion of Financial Condition Changes from September 30, 1996 to December 31, 1996".

LOAN SERVICING FEES AND CHARGES
            Loan servicing fees and charges increased $2.2 million, or 21%, to $12.7 million for the three months ended December 31, 1996, from $10.5 million for the three months ended December 31, 1995. This increase reflects a larger portfolio of single family loans serviced for others of $9.5 billion at December 31, 1996, compared to $8.2 billion at December 31, 1995.

                                BANK UNITED CORP.

NON-INTEREST EXPENSE
            Non-interest expense was $53.1 million for the three months ended December 31, 1996 and $49.3 million for the three months ended December 31, 1995, or 1.97% and 1.68% of average total assets for those same periods.

            The increase in non-interest expense reflects increased advertising costs, legal expense, and amortization of intangibles. Advertising costs increased due to a new advertising campaign introduced during the first quarter of fiscal 1997. Legal expense, which is included in other non-interest expense, increased during the three months ended December 31, 1996 as compared to the year ago quarter due to costs associated with the Bank's supervisory goodwill and forbearance litigation. See "Legal Proceedings". The increase in amortization of intangibles resulted from purchases of single family mortgage servicing rights during the three months ended December 31, 1996.

            Offsetting the above items was a decrease in compensation and benefits, reflecting a drop in average full-time equivalent employees to 2,276 for the three months ended December 31, 1996, from 2,651 for the three months ended December 31, 1995. The number of average full-time equivalent employees decreased as a result of the restructuring of the mortgage origination business of the mortgage banking segment. See "Management's Discussion and Analysis Discussion of Results of Operations - Mortgage Banking Restructure" in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION FROM SEPTEMBER 30, 1996 TO DECEMBER 31, 1996

GENERAL
            Total assets increased during the three months ended December 31, 1996 by $347.3 million, or 3%, to $11.1 billion. The majority of the increase occurred in the loan portfolio, principally due to purchases and originations, funded primarily with Federal Home Loan Bank ("FHLB") advances and securities sold under agreements to repurchase ("reverse repurchase agreements").

                    ORIGINATION, PURCHASE, AND SALE OF LOANS

                                                                    FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                                    ---------------------------------------
                                                                            1996           1995
                                                                         -----------    -----------
                                                                              (IN THOUSANDS)
Beginning balance, September 30 ......................................   $ 7,519,488    $ 8,260,240
       Originations
              Single family ..........................................       649,752        927,699
              Single family construction .............................       196,974        105,625
              Consumer ...............................................        23,768         24,304
              Multi-family, commercial real estate, and small business       132,667         84,994
       Purchases
              Single family ..........................................       352,552         93,176
              Consumer ...............................................        41,626           --
              Multi-family, commercial real estate, and small business       152,834          7,927
       Net change in mortgage banker finance line of credit ..........       103,210         32,431
       Repayments ....................................................      (603,754)      (534,699)
       Securitized loans sold or transferred (1) .....................      (490,516)      (728,455)
       Sales .........................................................      (102,665)      (342,710)
       Other .........................................................       (18,926)        (8,949)
                                                                         -----------    -----------
Ending balance, December 31 ..........................................   $ 7,957,010    $ 7,921,583
                                                                         ===========    ===========

(1) Primarily represents loans securitized by the mortgage banking segment and sold to third parties.

                                BANK UNITED CORP.

                                 LOAN PORTFOLIO

                                               DECEMBER 31, SEPTEMBER 30,
                                                   1996         1996
                                                ----------   ----------
                                                    (IN THOUSANDS)
       Single family ........................   $6,450,418   $6,369,974
       Single family construction ...........      272,123      240,488
       Consumer .............................      210,767      168,513
       Multi-family .........................      538,978      472,074
       Multi-family construction ............       45,263       30,608
       Commercial real estate ...............       52,848        9,928
       Commercial real estate construction ..       28,722       21,473
       Assisted living facilities ...........       41,933        8,750
       Small business .......................       73,399       58,331
       Mortgage banker finance line of credit      242,559      139,349
                                                ----------   ----------
              TOTAL LOANS ...................   $7,957,010   $7,519,488
                                                ==========   ==========

SUMMARY
       Single family ........................   $6,450,418   $6,369,974
       Commercial ...........................    1,295,825      981,001
       Consumer .............................      210,767      168,513
                                                ----------   ----------
                                                $7,957,010   $7,519,488
                                                ==========   ==========

            Securities purchased under agreements to resell ("repurchase agreements") and federal funds sold decreased $92.0 million, contributing to the funding of loan purchases and originations.

            During the first quarter of fiscal 1997, $76.4 million of small business loans were purchased, a portion of which were pooled into securities totalling $44.3 million and sold for a gain of $362,000.

            Commercial loans, which include single family construction, multi-family, assisted living facilities, small business, and mortgage banker finance line of credit loans, increased $314.8 million, or 32%, during the three months ended December 31, 1996, primarily reflecting purchases and originations. Additionally, the Company had $874.8 million and $705.0 million of outstanding commercial loan commitments that had not been funded as of December 31, 1996 and 1995. This increase is consistent with the Company's strategy to reduce its reliance on single family residential lending lines of business by developing higher margin commercial and consumer lending lines of business. The Company recently added assisted living facilities loans to its commercial portfolio. During the three months ended December 31, 1996, the Company originated $33.4 million of such loans.

            Single family loans increased during the three months ended December 31, 1996 despite lower originations and principal repayments. Purchases of single family loans increased during the three months ended December 31, 1996 as compared to the prior year quarter in an effort to offset the effect of principal repayments in that portfolio. Single family loan originations decreased, reflecting a decline in mortgage refinance activity due to higher average market interest rates during the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. Refinancings approximated $168.4 million and $300.2 million, or 25% and 31%, respectively, of total loan originations during these periods. During the three months ended December 31, 1996, $159.5 million of single family loan originations were retained for portfolio, as compared to $190.3 million during the three months ended December 31, 1995.

            During the three months ended December 31, 1996, the Company sold $9.8 million of single family loans held by the banking operations segment for a gain of $867,000 compared to sales of $93.7 million of single family loans held by the banking operations segment for a gain of $1.5 million and $150.5 million of multi-family loans for a gain of $2.3 million during the three months ended December 31, 1995.

                                BANK UNITED CORP.

            Mortgage servicing rights increased $28.7 million to $152.1 at December 31, 1996, compared to $123.4 million at September 30, 1996. During the three months ended December 31, 1996, the Company purchased servicing rights associated with $1.1 billion in single family loans at a premium of $20.9 million. The Company also entered into a contract to purchase servicing rights associated with $3.8 billion in loans for a premium of $60.8 million. The purchase is expected to close during the second quarter of fiscal 1997. A deposit of $11.6 million was paid and is included in other assets on the Statements of Financial Condition as of December 31, 1996.

            Deposits decreased $148.7 million, or 3%, during the three months ended December 31, 1996 primarily due to maturities of consumer certificates of deposit that were not renewed.

            In the aggregate, FHLB advances, reverse repurchase agreements, and federal funds purchased increased $575.9 million during the three months ended December 31, 1996 primarily to fund loan purchases and originations.

LIQUIDITY
            The Bank is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets and short-term liquid assets in amounts equal to 5% and 1%, respectively, of net withdrawable deposits and borrowings payable on demand or with unexpired maturities of one year or less. The Bank's average daily liquidity ratio for December 1996 was 5.19% and the average short-term liquidity ratio for December 1996 was 2.51%.

            The primary sources of funds consist of deposits, advances from the FHLB, reverse repurchase agreements, and principal repayments on loans and MBS. Funding resources are principally used to meet ongoing commitments to fund deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and maintain liquidity. Management believes that the Bank has adequate resources to fund all of its commitments.

            The Company has no significant assets other than its equity in Holdings; the Company's ability to pay dividends on its common stock and to meet its other cash obligations is dependent upon the receipt of dividends from Holdings. Holdings ability to pay dividends to the Company and meet debt service requirements on the Senior Notes is dependent on the extent to which it receives common stock dividends from the Bank. The declaration of dividends by the Bank on all classes of its capital stock is subject to the discretion of the Board of Directors of the Bank, the terms of the Bank Preferred Stock, applicable regulatory requirements, and compliance with the covenants of the Senior Notes. See Note 6 to the Consolidated Financial Statements for a discussion of subsequent events.

             The ability of the Bank to pay dividends is subject to regulation by the OTS. At December 31, 1996, the Bank had $167.1 million of available capacity for the payment of dividends under these requirements. The ability of the Bank to pay dividends is also subject to covenants provided in the indenture agreement for the Senior Notes. Under the Senior Note indenture, aggregate dividends paid by the Bank on its preferred stock, and certain other payments or investments are limited to the sum of (i) 50% of the Company's consolidated net income (or, if negative, 100% of such deficit) after March 31, 1993, subject to certain exclusions, (ii) the proceeds from any issuance of capital stock by the Company after March 31, 1993, and (iii) $12 million. At January 1, 1997, $74.5 million was available for payment of dividends under this restriction.

REGULATORY MATTERS
             The Bank's capital level at December 31, 1996 and September 30, 1996 qualified it as "well-capitalized", the highest of five tiers under applicable regulatory definitions. The Bank's capital ratios at December 31, 1996 and September 30, 1996, and the applicable regulatory capital requirements were as follows:

                         DECEMBER 31, 1996   SEPTEMBER 30, 1996  REQUIREMENT
                         -----------------   ------------------  -----------
Tangible capital              6.63%                 6.57%            1.50
Core capital ...              6.69                  6.64             3.00
Tier 1 capital .             12.03                 12.40             6.00

                                BANK UNITED CORP.

Total risk-based capital     12.74                 13.09             8.00

FORWARD-LOOKING INFORMATION
            Statements and financial discussion and analysis by management contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, changes in interests rates and economic conditions; the shift in the Company's emphasis from residential mortgage lending to community and commercial banking activities; the restructuring and sale of a substantial part of the Company's mortgage banking origination business; increased competition for deposits and loans; changes in the availability of funds; changes in local economic and business conditions; changes in availability of residential mortgage loans originated by other financial institutions or the Company's ability to purchase such loans on favorable terms; transactions in the Company's common stock that might result in an ownership change triggering an annual limitation on the use of the Company's net operating loss carryforwards under Section 382 of the Internal Revenue Code of 1986, as amended; changes in the ability of Bank United to pay dividends on its common stock; changes in applicable statutes and government regulations or their interpretation; the continuation of the significant disparity in the deposit insurance premiums paid by thrift institutions and commercial banks; changes in government programs that facilitate the issuance of MBS or the Company's continued eligibility to participate in such programs; the loss of senior management or operating personnel; claims with respect to representations and warranties made by the Company to purchasers and insurers of mortgage loans and to purchasers of mortgage servicing rights; claims of noncompliance by the Company with statutory and regulatory requirements; and changes in the status of litigation to which the Company is a party. For further information regarding these factors, see "Risk Factors" in the Registration Statement on Form S-1 dated January 3, 1997, related to the registration of 10.2 million shares of the Company's common stock filed with the SEC (File No. 333-19237).

                                BANK UNITED CORP.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

            On December 7, 1995, Maxxam Inc. ("Maxxam") filed a Petition for Review in the United States Court of Appeals for the Fifth Circuit seeking to modify, terminate, and set aside the order, dated December 30, 1988 (the "Order"), of the Federal Savings and Loan Insurance Corporation ("FSLIC") approving the acquisition, which was consummated on December 31, 1988 and involved substantially all the Bank's initial assets and liabilities (the "Acquisition"). On December 8, 1995, Maxxam filed a Motion to Intervene and a Complaint in Intervention in an action pending in the U.S. District Court for the Southern District of Texas, entitled FEDERAL DEPOSIT INSURANCE CORPORATION
V. CHARLES E. HURWITZ, also seeking to set aside the Order. Maxxam's Motion to Intervene was granted by the District Court Judge on November 21, 1996. Maxxam contends, in both cases, that it submitted the most favorable bid to acquire the assets and liabilities of United Savings Association of Texas ("Old USAT") and that it should have been selected as the winning bidder. In its brief to the Court of Appeals, Maxxam has asserted that the Court should order the OTS "to award Bank United to Maxxam" and that the Bank would bear no harm in that event because it is entitled to full indemnification by the Federal Deposit Insurance Corporation ("FDIC") as manager of the FSLIC Resolution Fund, pursuant to
Section 7(a)(2) of the Assistance Agreement.

            The Company is not a party to either of these proceedings. The Bank intervened in the Fifth Circuit case and may file a Motion to Intervene in the District Court case at a later date. On December 10, 1996, the Fifth Circuit Court, in a PER CURIAM opinion and order, affirmed the order approving the Acquisition in all respects. The time for appeal to the Supreme Court of the United States has not yet expired, and the Bank does not know whether Maxxam will appeal the decision of the Fifth Circuit Court. Management believes, after consultation with legal counsel, that the claims of Maxxam are barred by applicable time limits, have no basis for assertion under existing law, and will not have a material adverse effect on the Bank's or the Company's financial condition, results of operations, or liquidity.

            On July 25, 1995, the Bank, the Parent Company (including its predecessors) and Hyperion Partners L.P. (collectively, "Plaintiffs") filed suit against the United States of America in the United States Court of Federal Claims for breach of contract and taking of property without compensation in contravention of the Fifth Amendment of the United States Constitution. The action arose because the passage of Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and the regulations adopted by the OTS pursuant to FIRREA deprived Plaintiffs of their contractual rights that resulted in contractual obligations owed to Plaintiffs.


            In December 1988, the United States, through its agencies, entered into certain agreements with the Plaintiffs. Plaintiffs contend that the obligations were undertaken to induce, and did induce, the Parent Company's acquisition of substantially all of the assets and the secured, deposit, and certain tax liabilities of Old USAT, an insolvent savings and loan association, thereby relieving the FSLIC, an agency of the United States government, of the immense costs and burdens of taking over and managing or liquidating the institution. The FSLIC actively solicited buyers for Old USAT, and in the weeks preceding the Acquisition the Parent Company and the FSLIC negotiated the terms of a complex transaction involving six contractual documents. To accomplish this transaction, the FSLIC and its regulating agency, the Federal Home Loan Bank Board ("FHLBB"), which was also an agency of the United States government, were required to undertake to pay certain other amounts of money over time and to count for regulatory purposes certain monies and book entries of the Bank in ways that allowed the Company greater leverage to increase the size of the Bank prudently and profitably. The United States obtained the right to share in this leveraged growth through warrants for stock and through so-called "tax benefit payments" to the United States from the Parent Company and the Bank.

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

                                BANK UNITED CORP.

seeks monetary relief for the breaches

by the United States of its contractual obligations to Plaintiffs and, in the alternative, seeks just compensation for a taking of property and for a denial of due process under the Fifth Amendment to the United States Constitution.

            The lawsuit was stayed from the outset by a judge of the Court of Federal Claims pending the Supreme Court's decision in the UNITED STATES V. WINSTAR CORP., an action by three other thrifts raising similar issues (the "WINSTAR cases"). Since the Supreme Court ruling, the Chief Judge of the Court of Federal Claims convened a number of status conferences to establish a case management protocol for the more than 100 lawsuits on the Court of Federal Claims docket, that, like Plaintiffs' case, involve issues similar to those raised in the WINSTAR cases.

            Following a number of status conferences, Chief Judge Loren Smith of the United States Court of Federal Claims transferred all WINSTAR-related cases to his own docket and entered an Omnibus Case Management Order governing proceedings in such cases, including the Company's case. Under the Omnibus Case Management Order, Chief Judge Smith serves as the "Managing Judge" for all WINSTAR-related cases and may assign other judges of the United States Court of Federal Claims to resolve pre-trial discovery disputes and common legal issues and to conduct trials. The Government and Plaintiffs exchanged certain significant documents as early as October 2, 1996 pursuant to a court order, and the Company and the Bank have responded to the Government's first discovery request. Trials on damages in two of the three WINSTAR cases that were decided by the United States Supreme Court in July 1996 are scheduled for early 1997. Damages trials in the remaining cases subject to the Omnibus Case Management Plan are scheduled to begin four months after completion of the first two damages trials. The Company's case is one of thirteen cases that "shall be accorded priority in the scheduling" of the damages trials under the Omnibus Case Management Order. On January 3, 1997, the court issued a scheduling order scheduling the trial of the Company's case in the third month after the trials of the "priority" cases begin.

            In December 1996, Chief Judge Smith decided the motion IN LIMINE on damage theories of Glendale Federal, one of four WINSTAR plaintiffs, and allowed Glendale Federal to assert several other alternative damage theories against the Government. While the Company expects Plaintiffs' claims for damages to exceed $200 million, the Company is unable to predict the outcome of Plaintiffs' suit against the United States and the amount of judgment for damages, if any, that may be awarded. The Company, on November 27, 1996, moved for partial summary judgment on liability and is pursuing an early trial on damages. Uncertainties remain concerning the administration of the Omnibus Case Management Order and the future course of the Company's lawsuit pursuant to the Omnibus Case Management Order. Accordingly, the Company cannot predict the timing of any resolution of its claims. The Company expects the trial of its case to commence during the first quarter of fiscal 1998. The Company is unable to predict the outcome of its suit against the United States and the amount of judgment for damages, if any, that may be awarded. Consequently, no assurances can be given as to the results of this suit.

            The Bank and the Company have entered into an agreement with Hyperion Partners L.P. acknowledging the relative value, as among the parties, of their claims in the pending litigation. The agreement confirms that the Bank and the Company are entitled to receive 85% of the amount, if any, recovered as a result of the settlement of or a judgment on such claims, and that Hyperion Partners L.P. is entitled to receive 15% of such amount. The agreement was approved by the disinterested directors of the Company. Plaintiffs will continue to cooperate in good faith and will use their best efforts to maximize the total amount, if any, that they may recover.

ITEM 2.   CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS
            Not applicable.
ITEM 3.   DEFAULTS BY THE COMPANY UPON SENIOR SECURITIES
            Not applicable.
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not applicable.
ITEM 5.   OTHER INFORMATION
            Not applicable.
ITEM 6A.  EXHIBITS
            Exhibits followed by a parenthetical reference are incorporated by reference herein from the document

                                BANK UNITED CORP.

            described in such parenthetical reference.

EXHIBIT NO.                          IDENTIFICATION OF EXHIBIT
-----------                          -------------------------

     2.1     -     Form of Letter Agreement, by and among the general and
                   limited partners of Hyperion Partners, L.P., dated as of June
                   17, 1996, relating to certain transactions consummated prior to the Offering (Exhibit 2.1 to Form S-1 filed on June 18,
                   1996)

     2.2     -     Merger Agreement, dated as of June 17, 1996, by and between the Company and Hyperion Holdings relating to the Merger
                   (Exhibit 2.2 to Form S-1 filed on August 7, 1996)

     3.1     -     Form of Restated Certificate of Incorporation of the
                   Registrant, as amended (Exhibit 3.1 to Form S-1 filed on June
                   18, 1996)

     3.2     -     Form of Bylaws of the Registrant (Exhibit 3.2 to Form S-1
                   filed on June 18, 1996)

     4.1     -     Indenture, dated as of May 15, 1993, between the Registrant and Bank of New York, as Trustee, relating to the Registrant's 8.05% Senior Notes due May 15, 1998 (Exhibit 4.1
                   to Form S-1 filed on June 18, 1996)

     4.2     -     Form of 8.05% Senior Note due May 15, 1998 (included in the
                   Indenture filed as Exhibit 4.1 hereto) (Exhibit 4.2 to Form
                   S-1 filed on June 18, 1996)

     4.3     -     Exchange and Registration Rights relating to 8.05% Senior
                   Notes due May 15, 1998 (Exhibit 4.3 to Form S-1 filed on June
                   18, 1996)

     4.4     -     First Supplemental Indenture, dated as of January 23, 1995, between the Registrant and the Bank of New York, as Trustee, relating to 8.05% Senior Notes due May 15, 1998 (Exhibit 4.4 to Form S-1 filed on une 18, 1996)

     4.5     -     Form of Class A common stock certificate (Exhibit 4.5 to
                   Form S-1 filed on July 25, 1996)

     10.1    -     Assistance Agreement dated December 30, 1988, among the
                   Bank, the Registrant, Hyperion Holdings Inc., Hyperion
                   Partners L.P., and the FSLIC (Exhibit 10.1 to Form S-1 filed on June 18, 1996)

     10.1a   -     Settlement and Termination Agreement dated as of December
                   23, 1993, among the Bank, the Registrant, Hyperion Holdings
                   Inc., Hyperion Partners L.P., and the FDIC (Exhibit 10.1a to
                   Form S-1 filed on June 18, 1996)

     10.1b   -     Tax Benefits Agreement dated December 28, 1993, among the
                   Bank, the Registrant, Hyperion Holdings Inc., Hyperion
                   Partners L.P., and the FDIC (Exhibit 10.1b to Form S-1 filed on June 18, 1996)

     10.2    -     Acquisition Agreement dated December 30, 1988, between the
                   Bank and the FSLIC (Exhibit 10.2 to Form S-1 filed on June
                   18, 1996)

     10.3    -     Warrant Agreement dated December 30, 1988, between the Bank and the FSLIC (Exhibit 10.3 to Form S-1 filed on June 18,
                   1996)

     10.3a   -     Amended and Restated Warrant Agreement dated December 28,
                   1993, between the Bank and the FDIC (Exhibit 10.3a to Form
                   S-1 filed on June 18, 1996)

     10.4    -     Regulatory Capital Maintenance Agreement, dated December
                   30, 1988 among the Bank, the Registrant, Hyperion Holdings,
                   Hyperion Partners, and the FSLIC (terminated) (Exhibit 10.4 to Form S-1 filed on June 18, 1996)

     10.5    -     Federal Stock Charter of the Bank and First Amendment to
                   charter approved on August 26, 1992 (Exhibit 10.5 to Form S-1 filed on June 18, 1996)

     10.6    -     Amended and Restated Federal Stock Charter of the Bank and
                   Second Amendment approved on October 30, 1992 (Exhibit 10.6 to Form S-1 filed on June 18, 1996)

     10.6a   -     Third Amendment to the Federal Stock Charter of the Bank
                   approved on April 23, 1996 (Exhibit 10.6a to Form S-1 filed on June 18, 1996)

     10.6b   -     Amended and Restated Bylaws of the Bank (Exhibit 10.6b to
                   Form S-1 filed on June 18, 1996)

     10.7    -     Specimen Preferred Stock, Series A, certificate, $25.00 per share stated value, of the Bank (Exhibit 10.7 to Form S-1
                   filed on June 18, 1996)

     10.7a   -     Certificate of Designation of Noncumulative Preferred
                   Stock, Series A of the Bank (Exhibit 10.7a to Form S-1 filed on June 18, 1996)

     10.7b   -     Specimen Preferred Stock, Series B, certificate, $25.00 per

                                BANK UNITED CORP.

                   share stated value, of the Bank (Exhibit 10.7b to Form S-1 filed on June 18, 1996)

     10.7c   -     Certificate of Designation of Noncumulative Preferred
                   Stock, Series B of the Bank (Exhibit 10.7c to Form S-1 filed on June 18, 1996)

     10.8    -     Data Processing Agreement dated January 1, 1992, between
                   the Bank and Systematics Financial Services, Inc., a First
                   Amendment (dated October 28, 1992), and Second Amendment
                   (dated September 1, 1992) (Exhibit 10.8 to Form S-1 filed on
                   June 18, 1996)

EXHIBIT NO.                          IDENTIFICATION OF EXHIBIT
-----------                          -------------------------

     10.8a   -     Third Amendment, dated December 17, 1993, to the Data
                   Processing Agreement, dated January 1, 1992, between the Bank and Systematics Financial Services, Inc. (Exhibit 10.8a to
                   Form S-1 filed on June 18, 1996)

     10.8b   -     Fourth Amendment, dated March 28, 1994, to the Data
                   Processing Agreement, dated January 1, 1992, between the Bank and Systematics Financial Services, Inc. (Exhibit 10.8b to
                   Form S-1 filed on June 18, 1996)

     10.8c   -     Fifth Amendment, dated April 1, 1994 to the Data Processing
                   Agreement, dated January 1, 1992, between the Bank and
                   Systematics Financial Services, Inc. (Exhibit 10.8c to Form
                   S-1 filed on June 18, 1996)

     10.8d   -     Sixth Amendment, dated February 26, 1996 to the Data
                   Processing Agreement, dated January 1, 1992, between the Bank and Systematics Financial Services, Inc. (Exhibit 10.8d to
                   Form S-1 filed on June 18, 1996)

     10.9    -     Management and Consulting Services Agreement dated January
                   1, 1992, between the Bank and Systematics Financial Services
                   Inc., First Amendment (dated March 18, 1992), and Second
                   Amendment (dated September 1, 1992) (Exhibit 10.9 to Form S-1 filed on June 18, 1996)

     10.10   -     Lease Agreement dated April 1, 1989, between the Bank and
                   Homart Development Co. (Leased premises at 3200 Southwest
                   Freeway) and First Amendment thereto dated January 31, 1990
                   (Exhibit 10.10 to Form S-1 filed on June 18, 1996)

     10.10a  -     Second Amendment dated November 14, 1994 to Lease Agreement dated April 1, 1989, between the Bank and Homart Development
                   Co. (assigned to HD Delaware Properties, Inc.) (Exhibit
                   10.10a to Form S-1 filed on June 18, 1996)

     10.10b  -     Third Amendment dated January 8, 1996 to Lease Agreement
                   dated April 1, 1989, between the Bank and Homart Development
                   Co. (predecessor in interest of HMS Office, L.P.) (Exhibit
                   10.10b to Form S-1 filed on June 18, 1996)

     10.11   -     Lease Agreement dated November 20, 1990, between the Bank
                   and Greenway Plaza, LTD. (Leased premises at 3800 Buffalo
                   Speedway) (Exhibit 10.11 to Form S-1 filed on June 18, 1996)

     10.12   -     Employment Agreement dated March 18, 1991, between the Bank and Barry C. Burkholder (Exhibit 10.12 to Form S- 1 filed on
                   June 18, 1996)

     10.12a  -     Amendment, dated April 10, 1996, to the Employment
                   Agreement between the Bank and Barry C. Burkholder (Exhibit
                   10.12a to Form S-1 filed on June 18, 1996)

     10.13   -     Letter Agreement Related to Employment, dated April 4,
                   1990, between the Bank and Anthony J. Nocella (Exhibit 10.13 to Form S-1 filed on June 18, 1996)

     10.14   -     Letter Agreement Related to Employment, dated June 18,
                   1990, between the Bank and George R. Bender (Exhibit 10.14 to
                   Form S-1 filed on June 18, 1996)

     10.15   -     Letter Agreement Related to Employment, dated April 6,
                   1990, between the Bank and Jonathon K. Heffron (Exhibit 10.15 to Form S-1 filed on June 18, 1996)

     10.16   -     Letter Agreement Related to Employment, dated May 10, 1991, between the Bank and Leslie H. Green (Exhibit 10.16 to Form
                   S-1 filed on June 18, 1996)

     10.17   -     Management Incentive Plan dated April 20, 1992 (Exhibit
                   10.17 to Form S-1 filed on June 18,

                                BANK UNITED CORP.

                   1996)

     10.18   -     Letter Agreement, dated January 5, 1990, between Hyperion
                   Partners and certain shareholders of the Registrant with respect to the provision of managerial assistance to the Registrant (Exhibit 10.18 to Form S-1 filed on June 18, 1996)

     10.22   -     Supplemental Executive Savings Plan of the Bank (Exhibit
                   10.22 to Form S-1 filed on June 18, 1996)

     10.23   -     Directors Supplemental Savings Plan of the Bank (Exhibit
                   10.23 to Form S-1 filed on June 18, 1996)

     10.24   -     Warrant Purchase and Exchange Agreement, dated July 23,
                   1996, by and among the Parent Company, the Bank and the Federal Deposit Insurance Corporation (Exhibit 10.24 to Form
                   S-1 filed on July 25, 1996)

     10.25   -     Tax Sharing Agreement dated as of May 1, 1996, by and
                   between the Parent Company and the Bank (Exhibit 10.25 to Form 10-K filed on December 20, 1996)

     10.26   -     Form of The Company's 1996 Stock Incentive Plan (Exhibit
                   10.26 to Form S-1 filed on July 25, 1996)

EXHIBIT NO.                          IDENTIFICATION OF EXHIBIT
-----------                          -------------------------

     10.27   -     Form of The Company's Director Stock Plan (Exhibit 10.27 to
                   Form S-1 filed on July 25, 1996)

     10.28   -     Employment Agreement, dated August 1, 1996, between the
                   Company and Barry C. Burkholder (Exhibit 10.28 to Form 10-K filed on December 20, 1996)

     10.29   -     Employment Agreement, dated August 1, 1996, between the
                   Company and Anthony J. Nocella (Exhibit 10.29 to Form 10-K filed on December 20, 1996)

     10.30   -     Employment Agreement, dated August 1, 1996, between the
                   Company and Jonathon K. Heffron (Exhibit 10.30 to Form 10-K filed on December 20, 1996)

     10.31   -     Employment Agreement, dated August 1, 1996, between the
                   Company and Ronald D. Coben (Exhibit 10.31 to Form 10-K filed on December 20, 1996)

     10.32   -     Form of Nontransferable Stock Agreement (Exhibit 10.32 to
                   Form S-1 filed on July 25, 1996)

     10.33   -     Form of Stock Option Agreement (Exhibit 10.33 to Form S-1
                   filed on July 25, 1996)

     10.34   -     Consulting Agreement (Exhibit 10.34 to Form 10-K filed on
                   December 20, 1996)

     10.35   -     Recovery Agreement (Exhibit 10.35 to Form 10-K filed on
                   December 20, 1996)

     10.36   -     Stock Purchase Agreement, dated January 15, 1993, between
                   Hyperion Partners and Hyperion Holdings (Exhibit 10.36 to
                   Form S-1 filed on July 25, 1996)

     10.37*  -     Second Supplemental Indenture, dated December 3, 1996,
                   between the Company and BNKU Holdings, Inc.

     10.38*  -     Asset Purchase and Sale Agreement, dated January 17, 1997, between the Bank and National City Mortgage Co.

     21      -     Subsidiaries of the Registrant (Exhibit 21 to Form S-1
                   filed on August 7, 1996)

     27*     -     Financial Data Schedule


    * Filed herewith.

ITEM 6B.  REPORTS ON FORM 8-K
The Company did not file a report on Form 8-K during the three months ended December 31, 1996.

                                BANK UNITED CORP.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              BANK UNITED CORP.
                                                (Registrant)

Date       FEBRUARY 13, 1997                  /s/ BARRY C. BURKHOLDER
                                                  Barry C. Burkholder
                                                  President
                                                  Chief Executive Officer
                                                  (Duly Authorized Officer)

Date       FEBRUARY 13, 1997                  /s/ ANTHONY J. NOCELLA
                                                  Anthony J. Nocella
                                                  Executive Vice President
                                                  Chief Financial Officer