Form 10-Q
period 1997-03-31
BANK UNITED CORP
filed 1997-05-14
CIK 906420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended March 31, 1997.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________ to ______________

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

      Number of shares outstanding of the registrant's $0.01 par value common stock as of May 13, 1997 were as follows:

                 Title Of Each Class                  Number Of Shares
                 -------------------                  ----------------
                    Class A                                 28,354,276
                    Class B                                  3,241,320

                                BANK UNITED CORP.
                                      INDEX

                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

   Item 1. Condensed Financial Statements..................................  1

           Consolidated Statements of Financial Condition -
           March 31, 1997 and September 30, 1996...........................  1

           Consolidated Statements of Operations -
           For the Six Months Ended March 31, 1997 and 1996................  2

           Consolidated Statements of Operations -
           For the Three Months Ended March 31, 1997 and 1996..............  3

           Consolidated Statements of Stockholders' Equity -
           For the Six Months Ended March 31, 1997 and 1996................  4

           Consolidated Statements of Cash Flows -
           For the Six Months Ended March 31, 1997 and 1996................  5

           Notes to Consolidated Financial Statements......................  6

           Independent Accountants' Report................................. 11

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................. 12

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings..............................................  20

   Item 2. Changes in the Rights of the Company's Security Holders........  21

   Item 3. Defaults by the Company  Upon Senior Securities................  21

   Item 4. Submission of Matters to a Vote of Security Holders............  21

   Item 5. Other Information..............................................  22

   Item 6a.Exhibits.......................................................  22

   Item 6b.Reports of Form 8-K............................................  24

   Signatures     ........................................................  25

                          PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED FINANCIAL STATEMENTS

                                BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                      MARCH 31,    SEPTEMBER 30,
                                                        1997           1996
                                                    ------------   ------------
                                                     (UNAUDITED)
ASSETS
Cash and cash equivalents .......................   $    111,252   $    119,523
Securities purchased under agreements to
  resell and federal funds sold .................        538,455        674,249
Securities ......................................         29,200         65,693
Mortgage-backed securities
  Held to maturity, at amortized cost (fair
    value of $562.1 million in 1997 and
    $609.2 million in 1996) .....................        584,789        630,048
  Available for sale, at fair value .............        940,297      1,027,860
Loans
  Held to maturity (net of the allowance
    for credit losses of $43.7 million in
    1997 and $39.7 million in 1996) .............      7,782,111      7,227,153
  Held for sale .................................        250,031        292,335
Federal Home Loan Bank stock ....................        194,668        179,643
Premises and equipment ..........................         37,716         40,209
Mortgage servicing rights .......................        208,003        123,392
Real estate owned (net of the allowance
  for losses of $1.0 million in 1997 and
  $986 thousand in 1996) ........................         29,462         29,744
Deferred tax asset ..............................        139,567        168,323
Other assets ....................................        157,074        134,205
                                                    ------------   ------------
TOTAL ASSETS ....................................   $ 11,002,625   $ 10,712,377
                                                    ============   ============

LIABILITIES, MINORITY INTEREST,
  AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits ........................................   $  5,065,804   $  5,147,945
Federal Home Loan Bank advances .................      3,786,596      3,490,386
Securities sold under agreements to
  repurchase and federal funds purchased ........        927,859        832,286
Senior Notes ....................................        115,000        115,000
Advances from  borrowers for taxes
  and insurance .................................        117,842        146,634
Other liabilities ...............................        235,127        263,583
                                                    ------------   ------------
     Total liabilities ..........................     10,248,228      9,995,834
                                                    ------------   ------------
MINORITY INTEREST
Preferred stock issued by
  consolidated subsidiary .......................        185,500        185,500
                                                    ------------   ------------
STOCKHOLDERS' EQUITY
Common stock ....................................            316            316
Paid-in capital .................................        129,286        129,286
Retained earnings ...............................        434,193        403,674
Unrealized gains (losses) on securities
  and mortgage-backed securities
  available for sale, net of tax ................          5,102         (2,233)
                                                    ------------   ------------
    Total stockholders' equity ..................        568,897        531,043
                                                    ------------   ------------
TOTAL LIABILITIES, MINORITY INTEREST, AND
  STOCKHOLDERS' EQUITY ..........................   $ 11,002,625   $ 10,712,377
                                                    ============   ============

          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         FOR THE SIX MONTHS
                                                           ENDED MARCH 31,
                                                        1997            1996
                                                    ------------    ------------
                                                           (UNAUDITED)
INTEREST INCOME
Short-term interest-earning assets .............    $     17,537    $     17,360
Securities .....................................           2,231           2,147
Mortgage-backed securities .....................          53,336          70,699
Loans ..........................................         318,400         323,930
Federal Home Loan Bank stock ...................           5,527           7,085
                                                    ------------    ------------
     Total interest income .....................         397,031         421,221
                                                    ------------    ------------
INTEREST EXPENSE
Deposits .......................................         129,374         138,510
Federal Home Loan Bank advances ................         105,302         136,501
Securities sold under agreements to
  repurchase and federal funds purchased .......          25,440          29,073
Senior Notes ...................................           4,626           5,205
                                                    ------------    ------------
     Total interest expense ....................         264,742         309,289
                                                    ------------    ------------
     Net interest income .......................         132,289         111,932
PROVISION FOR CREDIT LOSSES ....................          11,219           5,850
                                                    ------------    ------------
     Net interest income after
       provision for credit losses .............         121,070         106,082
                                                    ------------    ------------
NON-INTEREST INCOME
Net gains (losses)
  Sales of single family servicing rights
     and single family warehouse loans .........          16,931          19,157
  Securities and mortgage-backed securities ....           1,593           2,863
  Other loans ..................................             936           3,485
  Sale of mortgage offices .....................           3,998            --
Loan servicing fees and charges ................          27,859          22,107
Other ..........................................           9,704           6,997
                                                    ------------    ------------
     Total non-interest income .................          61,021          54,609
                                                    ------------    ------------
NON-INTEREST EXPENSE
Compensation and benefits ......................          39,300          39,898
Occupancy ......................................           7,871           9,439
Data processing ................................           7,219           8,120
Advertising and marketing ......................           4,150           4,053
Amortization of intangibles ....................          14,545           9,801
SAIF deposit insurance premiums ................           3,162           6,129
Furniture and equipment ........................           2,248           3,128
Other ..........................................          24,691          18,736
                                                    ------------    ------------
     Total non-interest expense ................         103,186          99,304
     Income before income taxes and
       minority interest .......................          78,905          61,387
INCOME TAX EXPENSE .............................          30,413          25,278
                                                    ------------    ------------
INCOME BEFORE MINORITY INTEREST ................          48,492          36,109
Less minority interest
    Subsidiary preferred stock dividends .......           9,126           9,126
    Payments in lieu of dividends ..............            --               224
                                                    ------------    ------------
NET INCOME .....................................    $     39,366    $     26,759
                                                    ============    ============

EARNINGS PER COMMON SHARE ......................    $       1.25    $       0.87
                                                    ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                        1997            1996
                                                    ------------    ------------
                                                             (UNAUDITED)
INTEREST INCOME
Short-term interest-earning assets ..............   $      8,194    $     10,179
Securities ......................................          1,251             688
Mortgage-backed securities ......................         26,520          32,521
Loans ...........................................        159,136         156,637
Federal Home Loan Bank stock ....................          2,827           3,411
                                                    ------------    ------------
     Total interest income ......................        197,928         203,436
                                                    ------------    ------------
INTEREST EXPENSE
Deposits ........................................         62,650          66,684
Federal Home Loan Bank advances .................         53,378          65,716
Securities sold under agreements to
  repurchase and federal funds purchased ........         13,081          13,547
Senior Notes ....................................          2,315           2,601
                                                    ------------    ------------
     Total interest expense .....................        131,424         148,548
                                                    ------------    ------------
     Net interest income ........................         66,504          54,888
PROVISION FOR CREDIT LOSSES .....................          4,305           3,181
                                                    ------------    ------------
     Net interest income after
       provision for credit losses ..............         62,199          51,707
                                                    ------------    ------------
NON-INTEREST INCOME
Net gains (losses)
  Sales of single family servicing rights
     and single family warehouse loans ..........          6,442           9,094
  Securities and mortgage-backed securities .....            952           2,899
  Other loans ...................................             (4)            224
  Sale of mortgage offices ......................          3,998            --
Loan servicing fees and charges .................         15,175          11,646
Other ...........................................          4,792           3,824
                                                    ------------    ------------
     Total non-interest income ..................         31,355          27,687
                                                    ------------    ------------
NON-INTEREST EXPENSE
Compensation and benefits .......................         19,325          19,487
Occupancy .......................................          3,616           4,813
Data processing .................................          3,418           4,150
Advertising and marketing .......................          1,895           2,582
Amortization of intangibles .....................          8,721           5,041
SAIF deposit insurance premiums .................            205           3,085
Furniture and equipment .........................          1,029           1,548
Other ...........................................         11,899           9,306
                                                    ------------    ------------
     Total non-interest expense .................         50,108          50,012
     Income before income taxes
       and minority interest ....................         43,446          29,382
INCOME TAX EXPENSE ..............................         16,780          12,144
                                                    ------------    ------------
INCOME BEFORE MINORITY INTEREST .................         26,666          17,238
Less minority interest - subsidiary
  preferred stock dividends .....................          4,563           4,563
                                                    ------------    ------------
NET INCOME ......................................   $     22,103    $     12,675
                                                    ============    ============
EARNINGS PER COMMON SHARE .......................   $       0.70    $       0.41
                                                    ============    ============

         See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                      COMMON STOCK
                               -----------------------------------------------------------
                                    CLASS A             CLASS B              CLASS C
                               ------------------  -------------------   -----------------
                                 SHARES    AMOUNT    SHARES     AMOUNT    SHARES    AMOUNT
                               ----------  ------  ----------   ------   ---------  ------
BALANCE AT SEPTEMBER 30, 1995  23,828,400  $  239        --     $ --     5,034,600  $   50
  Net income ................        --      --          --       --          --      --
  Change in unrealized gains
    (losses) ................        --      --          --       --          --      --
                               ----------  ------  ----------   ------   ---------  ------
BALANCE AT MARCH 31, 1996 ...  23,828,400  $  239        --     $ --     5,034,600  $   50
                               ==========  ======  ==========   ======   =========  ======

BALANCE AT SEPTEMBER 30, 1996  27,735,934  $  277   3,859,662   $   39        --       $--
  Net income ................        --      --          --       --          --      --
  Dividends declared: common
    stock  ($0.28 per share)         --      --          --       --          --      --
  Conversion of common stock      618,342       7    (618,342)      (7)       --      --
  Change in unrealized gains
    (losses) (Note 5) .......        --      --          --       --          --      --
                               ----------  ------  ----------   ------   ---------  ------
BALANCE AT MARCH 31, 1997 ...  28,354,276  $  284   3,241,320   $   32        --       $--
                               ==========  ======  ==========   ======   =========  ======

                                                   UNREALIZED   TOTAL
                              PAID-IN   RETAINED     GAINS  STOCKHOLDERS'
                              CAPITAL   EARNINGS    (LOSSES)    EQUITY
                              --------  ---------   -------   ---------
BALANCE AT SEPTEMBER 30, 1995 $117,722  $ 384,739   $(6,647)  $ 496,103
  Net income ................     --       26,759      --        26,759
  Change in unrealized gains
    (losses) ................     --         --       3,579       3,579
                              --------  ---------   -------   ---------
BALANCE AT MARCH 31, 1996 ... $117,722  $ 411,498   $(3,068)  $ 526,441
                              ========  =========   =======   =========

BALANCE AT SEPTEMBER 30, 1996 $129,286  $ 403,674   $(2,233)  $ 531,043
  Net income ................     --       39,366      --        39,366
  Dividends declared: common
    stock  ($0.28 per share)      --       (8,847)     --        (8,847)
  Conversion of common stock      --         --        --          --
  Change in unrealized gains
    (losses) (Note 5) .......     --         --       7,335       7,335
                              --------  ---------   -------   ---------
BALANCE AT MARCH 31, 1997 ... $129,286  $ 434,193   $ 5,102   $ 568,897
                              ========  =========   =======   =========

          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                        FOR THE SIX MONTHS
                                                          ENDED MARCH 31,
                                                        1997          1996
                                                     -----------   -----------
                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net cash (used) provided by operating activities  $  (215,125)  $   342,568
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net change in securities purchased under
      agreements to resell and federal funds sold .      135,794      (188,227)
   Purchases of securities held to maturity .......         --          (1,460)
   Proceeds from maturities of securities
      held to maturity ............................         --           1,500
   Purchases of mortgage-backed securities
      held to maturity ............................       (2,134)       (3,841)
   Repayments of mortgage-backed securities
      held to maturity ............................       39,843       135,527
   Purchases of securities available for sale .....         --          (9,142)
   Proceeds from maturities of securities
      available for sale ..........................       52,600          --
   Proceeds from sales of securities available
      for sale ....................................      161,043        67,375
   Proceeds from sales of mortgage-backed
      securities available for sale ...............         --         201,523
   Repayments of mortgage-backed securities
      available for sale ..........................      110,562       115,954
   Purchases of loans held to maturity ............     (715,082)     (100,247)
   Proceeds from sales of loans held to maturity ..       10,645          --
   Change in loans held to maturity ...............      116,433       203,214
   Purchases of Federal Home Loan Bank stock ......      (16,998)         --
   Redemption of Federal Home Loan Bank stock .....        7,500          --
   Purchases of premises and equipment ............       (5,916)       (2,989)
   Proceeds from sales of real estate owned
      acquired through foreclosure ................       33,100        20,099
   Proceeds from sales of servicing rights ........        7,461         6,174
                                                     -----------   -----------
         Net cash (used) provided
           by investing activities ................      (65,149)      445,460
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in deposits .........................      (82,141)     (218,952)
   Proceeds from Federal Home Loan Bank advances ..    2,209,202       200,000
   Repayment of Federal Home Loan Bank advances ...   (1,912,992)     (444,500)
   Net change in securities sold under agreements
      to repurchase and federal funds purchased ...       95,573      (222,597)
   Change in advances from borrowers for taxes
      and insurance ...............................      (28,792)      (79,219)
   Payment of dividends ...........................       (8,847)         --
                                                     -----------   -----------
         Net cash provided (used)
           by financing activities ................      272,003      (765,268)
                                                     -----------   -----------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS ............................       (8,271)       22,760
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD .............................      119,523       112,931
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD .......................................  $   111,252   $   135,691
                                                     ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION AND NONCASH INVESTING ACTIVITIES
   Cash paid for interest .........................  $   261,166   $   318,849
   Cash paid for income taxes .....................          525         2,044
   Real estate owned acquired through foreclosure .       39,935        33,983
   Sales of real estate owned financed by the Bank        11,953           452
   Securitization of loans ........................      172,194          --
   Net transfer of loans from held to maturity ....          317       187,846
   Transfer of mortgage-backed securities from
      held to maturity to available for sale ......        6,843     1,244,945
   Change in unrealized gains (losses) on
      securities and mortgage-backed securities
      available for sale ..........................        7,335         3,579

          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

    Bank United Corp. (the "Parent Company") was incorporated in the state of Delaware on December 19, 1988, and became the holding company for Bank United, a federal savings bank (the "Bank") upon the Bank's formation on December 30, 1988. In December 1996, the Parent Company formed a new, wholly owned, Delaware subsidiary, BNKU Holdings, Inc. ("Holdings"). After acquiring all of the common stock of Holdings, the Parent Company contributed all of the common stock of the Bank to Holdings, and Holdings assumed the Parent Company's obligations for $115 million 8.05% senior notes due May 15, 1998 (the "Senior Notes"). See Note 7. As a result of these transactions, Holdings is the sole subsidiary of the Parent Company and the Bank is the sole subsidiary of Holdings.

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

2.  BASIS OF PRESENTATION

    The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements have been included. The results of operations for the six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period. The interim financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

    Certain amounts within the accompanying Consolidated Financial Statements and the related Notes as of September 30, 1996 and March 31, 1996 have been reclassified for comparative purposes to conform to the current presentation. Such reclassifications had no effect on previously presented net income or retained earnings.

3.  CAPITAL

    CAPITAL STOCK

    On February 5, 1997, the SEC declared effective a registration statement for
10.2 million outstanding shares of its Class A common stock. These shares were previously subject to restrictions on sale and transfer due to agreements entered into in connection with the Company's August 1996 common stock public offering. On February 10, 1997, restrictions on 7.2 million shares expired, and restrictions on an additional 3.0 million shares will expire on August 14, 1997. After these dates, the 10.2 million shares may be offered and sold from time to time by the holding shareholders. The Company will not receive any of the proceeds from the sale of these shares.

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    EARNINGS PER COMMON SHARE

    Earnings per common share is calculated by dividing net income (adjusted in fiscal 1996 for earnings on the common stock equivalents attributable to warrants issued by the Bank no longer outstanding as of August 1996) by the weighted average number of shares of common stock outstanding. Common stock equivalents on the Bank's warrants were computed using the treasury stock method. The table below presents the computation of earnings per common share (in thousands, except share data and earnings per common share).

                                                          For The Three Months          For The Six Months
                                                             Ended March 31,              Ended March 31,
                                                       --------------------------   --------------------------
                                                           1997          1996           1997           1996
                                                       ------------  ------------   ------------  ------------
Net income ..........................................  $     22,103  $     12,675   $     39,366  $     26,759
Less: Bank's net income attributable
  to common stock equivalents on warrants ...........          --            (851)          --          (1,791)
                                                       ------------  ------------   ------------  ------------
Net income applicable to common shares ..............  $     22,103  $     11,824   $     39,366  $     24,968
                                                       ============  ============   ------------  ------------
Average number of common shares outstanding .........    31,595,596    28,863,000     31,595,596    28,863,000
                                                       ============  ============   ============  ============
EARNINGS PER COMMON SHARE ...........................  $       0.70  $       0.41   $       1.25  $       0.87
                                                       ============  ============   ============  ============

4.  EMPLOYEE BENEFITS

    On October 1, 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages adoption of that method for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method currently being followed by the Company and make pro forma disclosures of net income and earnings per share ("EPS") under the fair value based method of accounting. The Company will continue accounting for stock-based employee compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and is disclosing pro forma fair value information as prescribed by SFAS No. 123.

    1996 STOCK INCENTIVE PLAN

    In December 1996, the Company granted options to purchase 147,500 shares of its common stock to certain employees of the Bank under the Bank United 1996 Stock Incentive Plan. Compensation expense was not recognized for the stock options because the options had an exercise price approximating the fair value of the Company's common stock at the date of grant. These options will vest at the end of three years and will expire if not exercised within ten years of the date of grant. The maximum number of options of Class A common stock available for grant under this plan is 1,600,000.

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

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    DIRECTOR STOCK COMPENSATION PLAN

    In June 1996, the Company's Board of Directors approved a director stock plan for each member of the Company's Board who is not an employee ("Eligible Director"). Each Eligible Director will be granted stock options to purchase 1,000 shares of Class A common stock of the Company when first elected to the Company's Board of Directors and following each annual stockholders' meeting thereafter. The options exercise price is 115% of the fair value of the Company's common stock at the date of grant. The Company granted 10,000 options under the director stock plan during fiscal 1996 and 10,000 of such options during the quarter ended March 31, 1997. These options vest and become exercisable if and when the fair value of the Company's common stock equals or exceeds the exercise price of the option on any day during the 30-day period commencing on the first anniversary of the date of the grant ("vesting window"). If these stock options do not vest during the vesting window, they will be cancelled and all vested options will expire if not exercised within ten years of the date of grant. The maximum number of options of Class A common stock available for grant under this plan is 250,000.

    A summary of the status of the Company's stock option plans as of March 31, 1997 and changes during the six months ending on that date is presented below. The Company granted no options in the six months ended March 31, 1996 and had no options outstanding at March 31, 1996. No options were exercised, forfeited or expired during the six months ended March 31, 1997, however, in connection with the sale of the mortgage offices, 33,718 options became fully vested. See Note
6. The weighted-average remaining contractual life of options outstanding at March 31, 1997 was 9.4 years. None of the options outstanding at March 31, 1997 were exercisable. The weighted-average grant date fair value for the options granted during the six months ended March 31, 1997 was $9.67 per share. The fair value of each stock option was estimated using the Black- Scholes option pricing model with the following weighted-average assumptions used for grants in the six months ended March 31, 1997: estimated volatility of 26.10%; risk-free interest rate of 6.24%; dividend yield of 2.08%; and an expected life of ten years.

                               Number of   Weighted-Ave        Range of
                                 Shares   Exercise Price    Exercise Prices
                               ---------  ---------------  -----------------
Granted during fiscal 1996 ..  1,164,520  $         20.15  $20.125 - $27.394
Granted during fiscal 1997 ..    157,500            27.48  $25.250 - $36.297
                               ---------  ---------------  -----------------
Outstanding at March 31, 1997  1,322,020            21.02  $20.125 - $36.297
                               =========  ===============  =================

    The Company applies APB Opinion No. 25 in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined based on the fair value at the grant date for awards consistent with SFAS No. 123, the Company's net income and EPS would have been $37.9 million and $1.20 for the six months ended March 31, 1997.

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

    On January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires that, after a transfer of financial assets, an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. This statement distinguishes between transfers of financial assets that are sales and transfers that are secured borrowings. SFAS No. 125, as amended, is to be applied prospectively and earlier or retroactive application is not permitted. This statement superseded SFAS No. 122 and requires, among other things, that the book value of loans be allocated between mortgage servicing rights ("MSRs") and the related loans at the time of the loan sale or securi-

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tization, if servicing is retained. SFAS No. 125 also requires that receivables be classified as available for sale or trading if they can be settled in such a way that the holder may not recover substantially all of its recorded investment. As a result, mortgage-backed securities ("MBS") held to maturity and other assets totalling $22.3 million were reclassified to MBS and securities available for sale on January 1, 1997. An unrealized gain of $8.2 million, before tax, or $5.1 million after tax, was recorded in stockholders equity for this transfer. Under SFAS No. 127, "Deferral of Certain Provisions of FASB Statement No. 125", certain provisions of SFAS No. 125 are not effective until January 1, 1998; these are: (i) secured borrowings and collateral for all transactions and (ii) transfers of financial assets for repurchase agreements, dollar rolls, securities lending, and similar transactions. Implementation of the deferred portion of SFAS No. 125 should have no material effect on the Consolidated Financial Statements.

    In February 1997, SFAS No. 128, "Earnings per Share" was issued. This statement establishes standards for computing and presenting EPS. It replaces the presentation of primary EPS with basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the basic EPS computation to the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted and all prior period EPS data must be restated.

                                For The Six Months       For The Year Ended
                                  Ended March 31,        Ended September 30,
                                ------------------  ----------------------------
                                  1997      1996      1996      1995      1994
                                --------  --------  --------  --------  --------
EPS as reported ..............  $   1.25  $   0.87  $   3.87  $   1.35  $   3.55
Pro forma EPS under SFAS
  No. 128 (unaudited)
     Basic ...................      1.25      0.93      4.06      1.45      3.78
     Diluted .................      1.23      0.87      3.87      1.35      3.55

6.  MORTGAGE BANKING RESTRUCTURINGS AND SALE OF OFFICES

    In June 1996, the Company recorded a restructuring charge of $10.7 million before tax, to recognize the costs of closing or consolidating mortgage production offices and several regional operation centers and recorded $1.8 million of other expenses related to its mortgage origination business.

    Effective February 1, 1997, the Company sold certain of its retail and wholesale mortgage origination offices. In connection with this sale, the remaining offices were restructured or closed. The net gain on the sale of these offices, reduced by additional restructuring costs, was $4.0 million before tax, $2.5 million after tax, or $0.08 per share and was recorded in the quarter ended March 31, 1997. Restructuring costs were principally comprised of estimated costs of severance and other benefits of $2.0 million and contractual obligations for which no future benefit will be derived of $3.3 million.

    At March 31, 1997, the unpaid liability relating to the sale, the two restructurings and the branch closures was $6.6 million and is expected to be paid in full by fiscal 1999. The Company intends to continue its mortgage servicing business, its retail mortgage origination capability in Texas through its Community Banking branches and its wholesale mortgage origination capability through its Financial Markets Group.

7.  SUBSEQUENT EVENTS

    In May 1997, the Company issued $220 million of fixed-rate subordinated notes due May 2007 with a stated rate of 8.875%. Net proceeds from this issuance were used to repurchase and retire substantially all of the Company's $115 million, 8.05% Senior Notes due May 1998 and to pay related costs and expenses. The Company paid a tender and consent premium, related tender expenses and charged-off the remaining capitalized debt issuance costs of $1.9 million, $386 thousand and $1.3 million, respectively. These costs will be reflected as an extraordinary loss of $3.6 million before tax, or $2.2 million after tax, in the quarter ended June 30, 1997. The Company will use the remainder of the net proceeds to increase the equity capital of the Bank. The Bank will use the proceeds for general corporate purposes, which may include the acquisition of the stock or assets of financial institutions and the funding of internal growth.

    Prior to the repurchase of the Senior Notes, the Bank was subject to certain dividend limitations provided for in the Senior Note indenture. Such limitations were eliminated in connection with this repurchase.

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Bank United Corp.:

We have reviewed the accompanying condensed consolidated statement of financial condition of Bank United Corp. and its subsidiaries (collectively known as the "Company") as of March 31, 1997, and the related condensed consolidated statements of operations for the three-month and six-month periods ended March 31, 1997 and 1996 and the related condensed consolidated statements of stockholders' equity and cash flows for the six-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Deloitte & Touche LLP
Houston, Texas
April 22, 1997

                                BANK UNITED CORP.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996

GENERAL

    Net income was $39.4 million ($1.25 per share) for the six months ended March 31, 1997, compared to $26.8 million ($ 0.87 per share) for the six months ended March 31, 1996, reflecting a 47% increase. Net income for the six months ended March 31, 1997 includes a $4.0 million gain ($0.08 per share, after tax) for the sale of certain mortgage offices. See Note 6 to the Consolidated Financial Statements. Operating earnings were $72.4 million and $55.0 million for the six months ended March 31, 1997 and 1996. Operating earnings includes net income before taxes and minority interest and excludes net gains (losses) on securities, MBS and other loans and excludes the gain on the sale of the mortgage offices. The increase in net income and operating earnings reflects an increase in net interest income and higher mortgage loan servicing fees and charges, partially offset by an increase in the provision for credit losses and mortgage servicing amortization expense.

NET INTEREST INCOME

    Net interest income was $132.3 million for the six months ended March 31, 1997, compared to $111.9 million for the six months ended March 31, 1996, reflecting a $20.4 million, or 18% increase. This increase is attributable to a 54 basis point increase in the net yield on interest-earning assets ("net yield"), partially offset by an $869.3 million decrease in average interest-earning assets.

     AVERAGE BALANCE SHEET, INTEREST INCOME/EXPENSE, AND AVERAGE YIELD/RATE

                                                           For The Six Months Ended March 31,
                                             ---------------------------------------------------------------
                                                          1997                           1996
                                             ------------------------------   ------------------------------
                                               Average               Yield/     Average               Yield/
                                               Balance    Interest  Rate (2)    Balance    Interest  Rate (2)
                                             -----------  --------  -------   -----------  --------  -------
                                                                    (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
  Short-term interest-earning assets ......  $   597,513  $ 17,537     5.81   $   575,936  $ 17,360     5.93%
  Securities ..............................       77,749     2,231     5.75        85,807     2,147     5.00
  Mortgage-backed securities ..............    1,576,883    53,336     6.76     2,177,645    70,699     6.49
  Loans (1) ...............................    7,847,869   318,400     8.11     8,092,849   323,930     8.01
  FHLB stock ..............................      190,769     5,527     5.81       227,895     7,085     6.22
                                             -----------  --------  -------   -----------  --------  -------
     Total interest-earning assets ........   10,290,783   397,031     7.71    11,160,132   421,221     7.55
Non-interest-earning assets ...............      567,641      --       --         379,397      --       --
                                             -----------  --------  -------   -----------  --------  -------
     TOTAL ASSETS .........................  $10,858,424      --       --     $11,539,529      --       --
                                             ===========  ========  =======   ===========  ========  =======

INTEREST-BEARING LIABILITIES
  Deposits ................................  $ 5,051,337   129,374     5.14   $ 5,063,588   138,510     5.47
  FHLB advances ...........................    3,721,496   105,302     5.60     4,346,960   136,501     6.18
  Securities sold under agreements to
   repurchase and federal funds purchased .      905,887    25,440     5.55       982,169    29,073     5.82
  Senior Notes ............................      115,000     4,626     8.05       115,000     5,205     9.05
                                             -----------  --------  -------   -----------  --------  -------
     Total interest-bearing liabilities ...    9,793,720   264,742     5.39    10,507,717   309,289     5.84

Non-interest-bearing liabilities,
   minority interest, and
   stockholders' equity ...................    1,064,704      --       --       1,031,812      --       --
                                                                                           --------  -------
     TOTAL LIABILITIES, MINORITY INTEREST,
        AND STOCKHOLDERS' EQUITY ..........  $10,858,424      --       --     $11,539,529      --       --
                                             ===========  ========  =======   ===========  ========  =======
Net interest income/interest rate spread ..         --    $132,289     2.32%         --    $111,932     1.71%
                                             ===========  ========  =======   ===========  ========  =======
Net yield on interest-earning assets ......         --        --       2.58%         --        --       2.04%
                                             ===========  ========  =======   ===========  ========  =======
Ratio of average interest-earning assets to
  average interest-bearing liabilities ....         1.05      --       --            1.06      --       --
                                             ===========  ========  =======   ===========  ========  =======

(1) Includes nonaccrual loans.
(2) Annualized.

                                BANK UNITED CORP.

    The yield on interest-earning assets increased to 7.71% for the six months ended March 31, 1997 from 7.55% for the six months ended March 31, 1996, primarily as a result of the changing mix of loans to higher yielding commercial and consumer loans from lower yielding single family mortgages and higher rates on adjustable-rate MBS. Average interest-earning assets decreased primarily due to principal repayments on loans and MBS.

    The cost of funds decreased to 5.39% for the six months ended March 31, 1997 from 5.84% for the six months ended March 31, 1996, primarily due to a decrease in Federal Home Loan Bank ("FHLB") advance rates and lower deposit rates, as higher rate deposits matured and were replaced with lower rate deposits.

PROVISION FOR CREDIT LOSSES

    The provision for credit losses increased $5.4 million to $11.2 million for the six months ended March 31, 1997. The increased provision resulted from single family loan purchases as well as changes in the composition of the loan portfolio. Single family loan purchases were $601.8 million and $145.3 million for the six months ended March 31, 1997 and 1996. The commercial and consumer loan portfolios increased 81% and 92%, respectively, from March 31, 1996 to March 31, 1997.

                           ALLOWANCE FOR CREDIT LOSSES

                                                                                             COMMERCIAL        MORTGAGE
                                                                                  MULTI-     REAL ESTATE,      BANKER
                                SINGLE     SINGLE FAMILY             MULTI-       FAMILY    SMALL BUSINESS     FINANCE
                               FAMILY (1)   CONSTRUCTION  CONSUMER   FAMILY    CONSTRUCTION AND HEALTHCARE LINE OF CREDIT    TOTAL
                               ----------   -----------   --------   -------   ------------  -------------  -------------  --------
                                                                           (IN THOUSANDS)
Balance at September 30, 1995  $   29,632   $       361   $  3,247   $ 2,855   $        199  $          97  $         410  $ 36,801
      Provision .............       2,435           122      3,030       143             32             86              2     5,850
      Net charge-offs .......      (3,224)         --       (2,938)     --             --             --             --      (6,162)
                               ----------   -----------   --------   -------   ------------  -------------  -------------  --------
Balance at March 31, 1996 ...  $   28,843   $       483   $  3,339   $ 2,998   $        231  $         183  $         412  $ 36,489
                               ==========   ===========   ========   =======   ============  =============  =============  ========

Balance at September 30, 1996  $   28,672   $       693   $  5,219   $ 4,118   $        232  $         314  $         412  $ 39,660
      Provision .............       6,769           376      2,629       646             15            557            227    11,219
      Net charge-offs .......      (4,079)          (73)    (2,834)     (148)          --                3           --      (7,131)
                               ----------   -----------   --------   -------   ------------  -------------  -------------  --------
Balance at March 31, 1997 ...  $   31,362   $       996   $  5,014   $ 4,616   $        247  $         874  $         639  $ 43,748
                               ==========   ===========   ========   =======   ============  =============  =============  ========

(1)  Includes single family portfolio and warehouse loans.

                                BANK UNITED CORP.


                              NONPERFORMING ASSETS
                                                     MARCH 31,     SEPTEMBER 30,
                                                       1997            1996
                                                   ------------    ------------
                                                         (IN THOUSANDS)
Nonaccrual loans ...............................   $     85,764    $     92,187
  Consumer .....................................            950           1,039
  Multi-family .................................          2,281             144
  Commercial real estate and small business ....            121             350
                                                   ------------    ------------
                                                         89,116          93,720
  Discounts ....................................           (620)         (4,077)
                                                   ------------    ------------
     Net nonaccrual loans ......................         88,496          89,643
REO, primarily single family properties ........         30,497          30,730
                                                   ------------    ------------
     Total nonperforming assets ................   $    118,993    $    120,373
                                                   ============    ============

                          SELECTED ASSET QUALITY RATIOS

                                          AT OR FOR             AT OR FOR
                                       THE SIX MONTHS         THE YEAR ENDED
                                    ENDED MARCH 31, 1997    SEPTEMBER 30, 1996
                                    --------------------   --------------------
Allowance for credit losses
 to net nonaccrual loans
  Single family ..................                 36.71%                 32.46%
  Total ..........................                 49.44                  44.24
Allowance for credit losses to
 total loans .....................                  0.54                   0.52
Nonperforming assets to total
 assets ..........................                  1.08                   1.12
Net nonaccrual loans to total
 loans ...........................                  1.10                   1.19
Nonperforming assets to total
 loans and REO ...................                  1.47                   1.59
Net loan charge-offs to average
 loans - Annualized
  Single family ..................                  0.13                   0.12
  Total ..........................                  0.18                   0.17

    Single family nonaccrual loans decreased $6.4, from $92.2 million at September 30, 1996 to $85.8 million at March 31, 1997, primarily from loans being foreclosed on and transferred to Real Estate Owned ("REO"). Discounts decreased $3.5 million during the six months ended March 31, 1997, reflecting the recognition of non-accretable discounts into income. These discounts principally related to potential credit risks on bulk purchases of single family loans and upon obtaining sufficient seasoning, payoffs, and stabilized delinquencies, a portion of these discounts was recognized into income.

    At March 31, 1997 and September 30, 1996, the recorded investment in impaired loans pursuant to SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" totalled $3.6 million and $3.9 million, respectively. The average outstanding balance for the six months ended March 31, 1997 was $3.6 million and the average outstanding balance for fiscal 1996 was $4.4 million.

NET GAINS (LOSSES)

    Net gains (losses) declined $2.0 million to $23.5 million during the six months ended March 31, 1997, compared to $25.5 million during the same period in 1996. This decrease primarily reflects a decrease in gains on sales of loans and MBS, partially offset by the gain on the sale of mortgage origination offices. See Note 6 to the Consolidated Financial Statements.

LOAN SERVICING FEES AND CHARGES

    Loan servicing fees and charges increased $5.8 million, or 26%, to $27.9 million for the six months ended March 31, 1997, from $22.1 million for the six months ended March 31, 1996. This increase reflects a larger portfolio of

                                BANK UNITED CORP.

single family loans serviced for others of $10.7 billion at March 31, 1997, compared to $7.6 billion at March 31, 1996. See "Discussion of Changes in Financial Condition from September 30, 1996 to March 31, 1997".

NON-INTEREST EXPENSE

    Non-interest expense was $103.2 million for the six months ended March 31, 1997 and $99.3 million for the six months ended March 31, 1996, or 1.91% and 1.72% of average total assets for those same periods.

    The increase in non-interest expense reflects higher legal expense ($2.2 million for the six months ended March 31, 1997 compared to $856,000 for the year ago period), due to the forbearance litigation (see "Legal Proceedings"), and increased mortgage servicing amortization expense of $4.7 million due to purchases of MSRs. These increases were offset by a $3.0 million reduction in Savings Association Insurance Fund ("SAIF") deposit insurance premiums and by reduced expenses resulting from the sale and restructuring of the mortgage origination business. See Note 6 to the Consolidated Financial Statements.

     Average full-time equivalent employees decreased 23% to 2,020 for the six months ended March 31, 1997 from 2,637 for the six months ended March 31, 1996. However, total compensation expense declined only 1.5% during the six months ended March 31, 1997 compared to the six months ended March 31, 1996, reflecting the deferral of compensation related costs into the basis of the related originated loans during both periods.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION FROM SEPTEMBER 30, 1996 TO MARCH 31, 1997

GENERAL

    Total assets increased during the six months ended March 31, 1997 by $290.2 million, or 3%, to $11.0 billion. The majority of the increase occurred in the loan portfolio, principally due to purchases and originations, and MSRs also increased due to purchases. These increases were funded primarily with FHLB advances and securities sold under agreements to repurchase ("reverse repurchase agreements").

                    ORIGINATION, PURCHASE, AND SALE OF LOANS

                                                        FOR THE SIX MONTHS
                                                          ENDED MARCH 31,
                                                       1997            1996
                                                   ------------    ------------
                                                          (IN THOUSANDS)
Beginning balance, September 30 ................   $  7,519,488    $  8,260,240
   Originations
     Single family .............................      1,153,489       1,945,434
     Commercial ................................        645,493         355,156
     Consumer ..................................         63,362          53,570
   Purchases
     Single family .............................        601,799         145,277
     Commercial ................................        274,762           7,927
     Consumer ..................................         62,267            --
     Net change in mortgage banker
       finance line of credit ..................         78,804          32,437
   Repayments ..................................     (1,197,605)     (1,109,850)
   Securitized loans sold or transferred (1) ...       (967,132)     (1,335,333)
   Sales .......................................       (169,908)       (452,211)
   Other .......................................        (32,677)        (24,567)
                                                   ------------    ------------
Ending balance, March 31 .......................   $  8,032,142    $  7,878,080
                                                   ============    ============

(1) Primarily represents loans securitized by the mortgage banking segment and sold to third parties.

                                BANK UNITED CORP.

                                 LOAN PORTFOLIO

                                                     MARCH 31,     SEPTEMBER 30,
                                                       1997            1996
                                                   ------------    ------------
                                                           (IN THOUSANDS)
   Single family ..............................    $  6,394,830    $  6,369,974
   Single family construction .................         303,813         240,488
   Consumer ...................................         242,974         168,513
   Multi-family ...............................         550,872         472,074
   Multi-family construction ..................          70,725          30,608
   Commercial real estate .....................          73,618           9,928
   Commercial real estate construction ........          41,990          21,473
   Commercial .................................          19,805            --
   Healthcare and healthcare construction .....          39,560           8,750
   Small business .............................          75,802          58,331
   Mortgage banker finance line of credit .....         218,153         139,349
                                                   ------------    ------------
     TOTAL LOANS ..............................    $  8,032,142    $  7,519,488
                                                   ============    ============

SUMMARY
   Single family ..............................    $  6,394,830    $  6,369,974
   Commercial .................................       1,394,338         981,001
   Consumer ...................................         242,974         168,513
                                                   ------------    ------------
                                                   $  8,032,142    $  7,519,488
                                                   ============    ============
    Securities purchased under agreements to resell ("repurchase agreements") and federal funds sold decreased $135.8 million, contributing to the funding of loan purchases and originations.

    During the first six months of fiscal 1997, $198.3 million of small business loans were purchased, a portion of which were pooled into securities totalling $167.3 million. Of those loans securitized, $159.5 million were sold for a gain of $1.1 million.

    Commercial loans, which include single family construction, multi-family, healthcare, small business, and mortgage banker finance line of credit loans, increased $413.3 million, or 42%, during the six months ended March 31, 1997. Additionally, the Company had $775.3 million of outstanding commercial loan commitments that had not been funded as of March 31, 1997. This increase is consistent with the Company's strategy to reduce its reliance on single family residential lending lines of business by developing higher margin commercial and consumer lending lines of business.

    Single family loans increased during the six months ended March 31, 1997 despite lower originations and principal repayments. Purchases of single family loans increased during the six months ended March 31, 1997 as compared to the prior year period in an effort to offset the effect of principal repayments in that portfolio. Single family loan originations decreased, reflecting a decline in mortgage refinance activity due to higher average market interest rates during the six months ended March 31, 1997 as compared to the six months ended March 31, 1996.

    MSRs increased $84.6 million to $208.0 million at March 31, 1997, compared to $123.4 million at September 30, 1996. During the six months ended March 31, 1997, the Company purchased servicing rights associated with $5.2 billion in single family loans at a premium of $85.3 million. Additional servicing rights associated with $3.5 billion in single family loans had not been transferred to the Company as of March 31, 1997. The total servicing portfolio at March 31, 1997, after inclusion of these servicing rights, was $17.8 billion. In May 1997, the Company entered into a contract to purchase servicing rights associated with $7.0 billion of loans with a loan count of 27,000. The purchase is expected to close during the third quarter of fiscal 1997.

                                BANK UNITED CORP.

    Deposits decreased $82.1 million, or 2%, during the six months ended March 31, 1997 primarily due to maturities of consumer certificates of deposit that were not renewed. In the aggregate, FHLB advances, reverse repurchase agreements, and federal funds purchased increased $391.8 million during the six months ended March 31, 1997 primarily to fund loan purchases and originations.

LIQUIDITY

    The Bank is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets and short-term liquid assets in amounts equal to 5% and 1%, respectively, of net withdrawable deposits and borrowings payable on demand or with unexpired maturities of one year or less. The Bank's average daily liquidity ratio for March 1997 was 6.40% and the average short-term liquidity ratio for March 1997 was 3.39%.

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

    The Company's and Holding's ability to pay dividends on their common stock and to meet their other cash obligations is dependent upon the receipt of dividends from the Bank. The declaration of dividends by the Bank on all classes of its capital stock is subject to the discretion of the Board of Directors of the Bank, the terms of the Bank Preferred Stock, applicable regulatory requirements, and compliance with the covenants of the Senior Notes.
See Note 7 to the Consolidated Financial Statements.

     The ability of the Bank to pay dividends is subject to regulation by the OTS. At March 31, 1997, the Bank had $164.3 million of available capacity for the payment of dividends under these requirements. The ability of the Bank to pay dividends is also subject to covenants provided in the indenture agreement for the Senior Notes. Under the Senior Note indenture, aggregate dividends paid by the Bank on its preferred stock, and certain other payments or investments are limited to the sum of (i) 50% of the Company's consolidated net income (or, if negative, 100% of such deficit) after March 31, 1993, subject to certain exclusions, (ii) the proceeds from any issuance of capital stock by the Company after March 31, 1993, and (iii) $12 million. At April 1, 1997, $78.8 million was available for payment of dividends under this restriction. See Note 7 to the Consolidated Financial Statements.

REGULATORY MATTERS

    The Bank's capital level at March 31, 1997 and September 30, 1996 qualified it as "well-capitalized", the highest of five tiers under applicable regulatory definitions. The Bank's capital ratios at March 31, 1997 and September 30, 1996, and the applicable regulatory capital requirements were as follows:

                                MARCH 31, 1997  SEPTEMBER 30, 1996  REQUIREMENT
                                --------------  ------------------  -----------
Tangible capital .............       6.87%            6.57%             1.50%
Core capital .................       6.93             6.64              3.00
Tier 1 capital ...............      11.99            12.40              6.00
Total risk-based capital .....      12.68            13.09              8.00

                                BANK UNITED CORP.

DISCUSSION OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


GENERAL

    Net income was $22.1 million ($0.70 per share) for the three months ended March 31, 1997, compared to $12.7 million ($0.41 per share) for the three months ended March 31, 1996, reflecting a 74% increase. Net income for the three months ended March 31, 1997 includes a $4.0 million gain ($0.08 per share, after tax) for the sale of certain mortgage offices. See Note 6 to the Consolidated Financial Statements. Operating earnings were $38.5 million and $26.3 million for the three months ended March 31, 1997 and 1996. The increase in net income and operating earnings reflects an increase in net interest income and higher mortgage servicing fees and charges, partially offset by an increase in mortgage servicing amortization expense.

NET INTEREST INCOME

    Net interest income was $66.5 million for the three months ended March 31, 1997, compared to $54.9 million for the three months ended March 31, 1996, reflecting an $11.6 million, or 21% increase. This increase is attributable to a 54 basis point increase in the net yield, partially offset by a $642.1 million decrease in average interest-earning assets.

     AVERAGE BALANCE SHEET, INTEREST INCOME/EXPENSE, AND AVERAGE YIELD/RATE

                                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                                  -----------------------------------------------------------------
                                                                                1997                              1996
                                                                  -------------------------------   -------------------------------
                                                                    AVERAGE               YIELD/      AVERAGE               YIELD/
                                                                    BALANCE    INTEREST  RATE (2)     BALANCE    INTEREST  RATE (2)
                                                                  -----------  --------  --------   -----------  --------  --------
                                                                                        (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
     Short-term interest-earning assets ........................  $   560,082  $  8,194      5.85%  $   702,781  $ 10,179      5.73%
     Securities ................................................       78,801     1,251      6.44        56,176       688      4.93
     Mortgage-backed securities ................................    1,540,910    26,520      6.88     2,076,009    32,521      6.27
     Loans (1) .................................................    7,974,249   159,136      7.98     7,929,818   156,637      7.90
     FHLB stock ................................................      198,343     2,827      5.78       229,738     3,411      5.97
                                                                  -----------  --------  --------   -----------  --------  --------
              Total interest-earning assets ....................   10,352,385   197,928      7.66    10,994,522   203,436      7.40
Non-interest-earning assets ....................................      592,417      --        --         366,214      --        --
                                                                  -----------  --------  --------   -----------  --------  --------
              TOTAL ASSETS .....................................  $10,944,802      --        --     $11,360,736      --        --
                                                                  ===========  ========  ========   ===========  ========  ========
INTEREST-BEARING LIABILITIES
     Deposits ..................................................  $ 4,991,255    62,650      5.09   $ 4,986,669    66,684      5.38
     FHLB advances .............................................    3,846,585    53,378      5.55     4,317,036    65,716      6.02
     Securities sold under agreements to
      repurchase and federal funds purchased ...................      940,199    13,081      5.57       936,366    13,547      5.72
     Senior Notes ..............................................      115,000     2,315      8.05       115,000     2,601      9.05
                                                                  -----------  --------  --------   -----------  --------  --------
              Total interest-bearing liabilities ...............    9,893,039   131,424      5.35    10,355,071   148,548      5.72
Non-interest-bearing liabilities, minority interest,
      and stockholders' equity .................................    1,051,763      --        --       1,005,665      --        --
                                                                  -----------  --------  --------   -----------  --------  --------
              TOTAL LIABILITIES, MINORITY INTEREST,
              AND STOCKHOLDERS' EQUITY .........................  $10,944,802      --        --     $11,360,736      --        --
                                                                  ===========  ========  ========   ===========  ========  ========
Net interest income/interest rate spread .......................         --    $ 66,504      2.31%         --    $ 54,888      1.68%
                                                                  ===========  ========  ========   ===========  ========  ========
Net yield on interest-earning assets ...........................         --        --        2.55%         --        --        2.01%
                                                                  ===========  ========  ========   ===========  ========  ========
Ratio of average interest-earning assets to
     average interest-bearing liabilities ......................         1.05      --        --            1.06      --        --
                                                                  ===========  ========  ========   ===========  ========  ========

(1) Includes nonaccrual loans.
(2) Annualized.

                                BANK UNITED CORP.

    The yield on interest-earning assets increased to 7.66% for the three months ended March 31, 1997 from 7.40% for the three months ended March 31, 1996, primarily as a result of the changing mix of loans to higher yielding commercial and consumer loans from lower yielding single family mortgages and higher rates on adjustable-rate MBS. Average interest-earning assets decreased primarily due to principal repayments on MBS.

    The cost of funds decreased to 5.35% for the three months ended March 31, 1997 from 5.72% for the three months ended March 31, 1996, primarily due to a decrease in FHLB advance rates and lower deposit rates, as higher rate deposits matured and were replaced with lower rate deposits.

PROVISION FOR CREDIT LOSSES

    The provision for credit losses increased $1.1 million to $4.3 million for the three months ended March 31, 1997. The increased provision resulted from single family loan purchases as well as changes in the composition of the loan portfolio. Single family loan purchases were $249.2 million and $52.1 million for the three months ended March 31, 1997 and 1996. The commercial and consumer loan portfolios increased 81% and 92%, respectively, from March 31, 1996 to March 31, 1997.

                           ALLOWANCE FOR CREDIT LOSSES

                                                                                              COMMERCIAL      MORTGAGE
                                                                                  MULTI-     REAL ESTATE,      BANKER
                                  SINGLE     SINGLE FAMILY             MULTI-     FAMILY    SMALL BUSINESS    FINANCE
                                 FAMILY (1)  CONSTRUCTION   CONSUMER   FAMILY  CONSTRUCTION AND HEALTHCARE LINE OF CREDIT   TOTAL
                                 ---------   ------------   --------   -------   --------  --------------  --------------  --------
                                                                              (IN THOUSANDS)
Balance at December 31, 1995 ..  $  29,949   $        413   $  3,412   $ 2,802   $    222  $          121  $          410  $ 37,329
      Provision ...............      1,185             70      1,657       196          9              62               2     3,181
      Net charge-offs .........     (2,291)          --       (1,730)     --         --              --              --      (4,021)
                                 ---------   ------------   --------   -------   --------  --------------  --------------  --------
Balance at March 31, 1996 .....  $  28,843   $        483   $  3,339   $ 2,998   $    231  $          183  $          412  $ 36,489
                                 =========   ============   ========   =======   ========  ==============  ==============  ========

Balance at December 31, 1996 ..  $  31,522   $        918   $  5,041   $ 4,752   $    232  $          544  $          523  $ 43,532
      Provision ...............      2,051            151      1,633        12         15             327             116     4,305
      Net charge-offs .........     (2,211)           (73)    (1,660)     (148)      --                 3            --      (4,089)
                                 ---------   ------------   --------   -------   --------  --------------  --------------  --------
Balance at March 31, 1997 .....  $  31,362   $        996   $  5,014   $ 4,616   $    247  $          874  $          639  $ 43,748
                                 =========   ============   ========   =======   ========  ==============  ==============  ========

(1)  Includes single family portfolio and warehouse loans.

NET GAINS (LOSSES)

    Net gains (losses) declined $829,000 to $11.4 million during the three months ended March 31, 1997. This decrease primarily reflects a decrease in gains on sales of single family and multi-family portfolio loans partially offset by the gain in the sale of mortgage offices. See Note 6 to the Consolidated Financial Statements.

LOAN SERVICING FEES AND CHARGES

    Loan servicing fees and charges increased $3.6 million, or 30%, to $15.2 million for the three months ended March 31, 1997, from $11.6 million for the three months ended March 31, 1996. This increase reflects a larger portfolio of single family loans serviced for others of $10.7 billion at March 31, 1997, compared to $7.6 billion at March 31, 1996.

NON-INTEREST EXPENSE

    Non-interest expense was $50.1 million for the three months ended March 31, 1997 and $50.0 million for the three months ended March 31, 1996, or 1.86% and 1.77% of average total assets for those same periods.

    The increase in non-interest expense reflects higher legal expense ($1.1 million for the three months ended March 31, 1997 compared to $286,000 for the year ago quarter) due to the forbearance litigation (see "Legal Proceedings"), and in increased mortgage servicing amortization expense of $3.7 million due to purchases of MSRs. These increases were offset by a $2.9 million reduction in SAIF deposit insurance premiums and by reduced expenses resulting from the sale and restructuring of the mortgage origination business. See Note 6 to the Consolidated Financial Statements.

                                BANK UNITED CORP.

    Average full-time equivalent employees decreased 33% to 1,764 for the three months ended March 31, 1997 from 2,623 for the three months ended March 31, 1996. However, total compensation expense declined less than 1% during the three months ended March 31, 1997 compared to the three months ended March 31, 1996, reflecting the deferral of compensation related costs into the basis of the related originated loans during both periods.

FORWARD-LOOKING INFORMATION

    Statements and financial discussion and analysis by management contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, changes in interests rates and economic conditions; the shift in the Company's emphasis from residential mortgage lending to community and commercial banking activities; the restructuring and sale of a substantial part of the Company's mortgage banking origination business; increased competition for deposits and loans; changes in the availability of funds; changes in local economic and business conditions; changes in availability of residential mortgage loans originated by other financial institutions or the Company's ability to purchase such loans on favorable terms; transactions in the Company's common stock that might result in an ownership change triggering an annual limitation on the use of the Company's net operating loss carryforwards under Section 382 of the Internal Revenue Code of 1986, as amended; changes in the ability of the Bank to pay dividends on its common stock; changes in applicable statutes and government regulations or their interpretation; the continuation of the significant disparity in the deposit insurance premiums paid by thrift institutions and commercial banks; changes in government programs that facilitate the issuance of MBS or the Company's continued eligibility to participate in such programs; the loss of senior management or operating personnel; claims with respect to representations and warranties made by the Company to purchasers and insurers of mortgage loans and to purchasers of MSRs; claims of noncompliance by the Company with statutory and regulatory requirements; and changes in the status of litigation to which the Company is a party. For further information regarding these factors, see "Risk Factors" in the prospectus dated April 29, 1997, relating to the public offering of the Company's 8.875% Subordinated Notes due 2007 filed with the SEC (File No. 333-19861).

                                BANK UNITED CORP.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

    On December 7, 1995, Maxxam Inc. ("Maxxam") filed a Petition for Review in the United States Court of Appeals for the Fifth Circuit seeking to modify, terminate, and set aside the order, dated December 30, 1988 (the "Order"), of the Federal Savings and Loan Insurance Corporation ("FSLIC") approving the acquisition, which was consummated on December 30, 1988 and involved substantially all the Bank's initial assets and liabilities (the "Acquisition"). The Bank intervened in the Fifth Circuit case. On December 10, 1996, the Fifth Circuit Court, in a PER CURIAM opinion and order, affirmed the order approving the Acquisition in all respects, and Maxxam did not file an appeal to the Supreme Court of the United States within the applicable time limit.

    On December 8, 1995, Maxxam filed a Motion to Intervene and a Complaint in Intervention in an action pending in the U.S. District Court for the Southern District of Texas, entitled FEDERAL DEPOSIT INSURANCE CORPORATION V. CHARLES E. HURWITZ, also seeking to set aside the Order. Maxxam's Motion to Intervene was granted by the District Court Judge on November 21, 1996, and the Bank may file a motion to intervene at a later date. Maxxam contends that it submitted the most favorable bid to acquire the assets and liabilities of United Savings Association of Texas ("Old USAT") and that it should have been selected as the winning bidder. The Company is not a party to either of these proceedings.

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

    The lawsuit was stayed from the outset by a judge of the Court of Federal Claims pending the Supreme Court's decision in UNITED STATES V. WINSTAR CORP., an action by three other thrifts raising similar issues (the "WINSTAR cases"). Since the Supreme Court ruling, the Chief Judge of the Court of Federal Claims convened a number of status conferences to establish a case management protocol for the more than 100 lawsuits on the Court of Federal Claims docket, that, like Plaintiffs' case, involve issues similar to those raised in the WINSTAR cases.

                                BANK UNITED CORP.

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

    In December 1996, Chief Judge Smith decided the motion IN LIMINE on damage theories of Glendale Federal, one of four WINSTAR plaintiffs, and allowed Glendale Federal to assert several other alternative damage theories against the Government. While the Company expects Plaintiffs' claims for damages to exceed $200 million, the Company is unable to predict the outcome of Plaintiffs' suit against the United States and the amount of judgment for damages, if any, that may be awarded. The Company, on November 27, 1996, moved for partial summary judgment on liability, and the Government has opposed the motion. The Company is pursuing an early trial on damages. Uncertainties remain concerning the administration of the Omnibus Case Management Order and the future course of the Company's lawsuit pursuant to the Omnibus Case Management Order. Accordingly, the Company cannot predict the timing of any resolution of its claims. The Company expects the trial of its case to commence during the second quarter of fiscal 1998. The Company is unable to predict the outcome of its suit against the United States and the amount of judgment for damages, if any, that may be awarded. Consequently, no assurances can be given as to the results of this suit.

    The Company and the Bank have entered into an agreement with Hyperion Partners L.P. acknowledging the relative value, as among the parties, of their claims in the pending litigation. The agreement confirms that the Company and the Bank are entitled to receive 85% of the amount, if any, recovered as a result of the settlement of or a judgment on such claims, and that Hyperion Partners L.P. is entitled to receive 15% of such amount. The agreement was approved by the disinterested directors of the Company. Plaintiffs will continue to cooperate in good faith and will use their best efforts to maximize the total amount, if any, that they may recover.

ITEM 2.   CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

    Not applicable.

ITEM 3.   DEFAULTS BY THE COMPANY UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of stockholders of the Parent Company was held on March 6, 1997, for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation.

    All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

            Nominee               Share For         Shares Withheld
            -------               ---------         ---------------
       Lewis S. Ranieri           19,520,672           306,240
       Barry C. Burkholder        19,053,372           305,540
       Lawrence Chimerine, Ph.D.  19,160,372           198,540
       Alan E. Master             19,159,672           199,240

    The appointment of Deloitte & Touche, L.L.P., as independent auditor was approved by the following vote:

        Shares For      Share Against     Shares Abstaining
        ----------      -------------     -----------------
        18,578,290       4,891              10,110

                                BANK UNITED CORP.

ITEM 5.   OTHER INFORMATION

    Not applicable.

ITEM 6A.  EXHIBITS

    Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described in such parenthetical reference.

Exhibit No.                           Identification Of Exhibit
-----------                           -------------------------

    2.1 Form of Letter Agreement, by and among the general and limited partners of Hyperion Partners, L.P., dated as of June 17, 1996, relating to certain transactions consummated prior to the Offering (Exhibit 2.1 to Form S-1 filed on June 18, 1996)

    2.2 Merger Agreement, dated as of June 17, 1996, by and between the Company and Hyperion Holdings relating to the Merger (Exhibit 2.2 to Form S-1 filed on August 7, 1996)

    3.1 Form of Restated Certificate of Incorporation of the Registrant, as amended (Exhibit 3.1 to Form S-1 filed on June 18, 1996)

    3.2 Form of Bylaws of the Registrant (Exhibit 3.2 to Form S-1 filed on June 18, 1996)

    4.1 Indenture, dated as of May 15, 1993, between the Registrant and Bank of New York, as Trustee, relating to the Registrant's 8.05% Senior Notes due May 15, 1998 (Exhibit 4.1 to Form S-1 filed on June 18, 1996)

    4.2 Form of 8.05% Senior Note due May 15, 1998 (included in the Indenture filed as Exhibit 4.1 hereto) (Exhibit 4.2 to Form S-1 filed on June 18, 1996)

    4.3 Exchange and Registration Rights relating to .05% Senior Notes due May 15, 1998 (Exhibit 4.3 to Form S-1 filed on June 18, 1996)

    4.4 First Supplemental Indenture, dated as of January 23, 1995, between the Registrant and the Bank of New York, as Trustee, relating to 8.05% Senior Notes due May 15, 1998 (Exhibit 4.4 to Form S-1 filed on June 18, 1996)

    4.5 Form of Class A common stock certificate (Exhibit 4.5 to Form S-1 filed on July 25, 1996)

    4.6 Indenture, dated as of May 7, 1997, between the Registrant and The Bank of New York, as Trustee, relating to the Registrant's 8.875% Subordinated Notes due May 1, 2007 (Exhibit 4.2 to Form S-1 filed on April 24, 1997)

    4.7 Form of 8.875% Subordinated Notes due May 1, 2007 (included in the Indenture filed as Exhibit 4.2 hereto) (Exhibit 4.3 to Form S-1 on April 24, 1997)

    4.8 Form of 8.05% Senior Note due May 15, 1998 (included in Indenture filed as Exhibit 4.1 hereto) (Exhibit 4.4 to Form S-1 filed on April 24, 1997)

    4.9 Exchange and Registration Rights relating to Registrant's 8.05% Senior Notes due May 15, 1998. (Incorporated by reference to
             Exhibit 4.3 in the Registrant's Registration Statement on Form S-1, Registration No. 333-06229).


    4.10 First Supplemental Indenture, dated as of January 23, 1995, between the Registrant and The Bank of New York, as Trustee, relating to Registrant's 8.05% Senior Notes due May 15, 1998. (Incorporated by reference to Exhibit 4.4 in the Registrant's Registration Statement on Form S-1, Registration No. 333-06229.)

    4.11 Second Supplemental Indenture, dated as of December 3, 1996 among Registrant, BNKU Holdings, Inc. and The Bank of New York, as Trustee, relating to Registrant's 8.05% Senior Notes due May 15, 1998 (Exhibit 4.7 to Form S-1 filed on April 24, 1997)

    4.12 Third Supplemental Indenture, dated as of March 27, 1997 between the Registrant and The Bank of New York, as Trustee, relating to the Registrant's 8.05% Senior Notes due May 15, 1998 (Exhibit 4.8 to Form S-1 filed on April 24, 1997)

    5 Opinion of Wachtell, Lipton, Rosen & Katz as to the validity of the shares of Class A Common Stock. (Exhibit 5 to Form S-1 filed on January 27, 1997)

    10.1 Assistance Agreement dated December 30, 1988, among the Bank, the Registrant, Hyperion Holdings Inc., Hyperion Partners L.P., and the FSLIC (Exhibit 10.1 to Form S-1 filed on June 18, 1996)

    10.1a Settlement and Termination Agreement dated as of December 23, 1993, among the Bank, the Registrant, Hyperion Holdings Inc., Hyperion Partners L.P., and the FDIC (Exhibit 10.1a to Form S-1 filed on June 18, 1996)

Exhibit No.                           Identification Of Exhibit
-----------                           -------------------------

    10.1b Tax Benefits Agreement dated December 28, 1993, among the Bank, the Registrant, Hyperion Holdings Inc., Hyperion Partners L.P., and the FDIC (Exhibit 10.1b to Form S-1 filed on June 18, 1996)

    10.2 Acquisition Agreement dated December 30, 1988, between the Bank and the FSLIC (Exhibit 10.2 to Form S-1 filed on June 18, 1996)

    10.3 Warrant Agreement dated December 30, 1988, between the Bank and the FSLIC (Exhibit 10.3 to Form S-1 filed on June 18, 1996)

    10.3a Amended and Restated Warrant Agreement dated December 28, 1993, between the Bank and the FDIC (Exhibit 10.3a to Form S-1 filed on June 18, 1996)

    10.4 Regulatory Capital Maintenance Agreement, dated December 30, 1988 among the Bank, the Registrant, Hyperion Holdings, Hyperion Partners, and the FSLIC (terminated) (Exhibit 10.4 to Form S-1 filed on June 18, 1996)

    10.5 Federal Stock Charter of the Bank and First Amendment to charter approved on August 26, 1992 (Exhibit 10.5 to Form S-1 filed on June 18, 1996)

    10.6 Amended and Restated Federal Stock Charter of the Bank and Second Amendment approved on October 30, 1992 (Exhibit 10.6 to Form S-1 filed on June 18, 1996)

    10.6a Third Amendment to the Federal Stock Charter of the Bank approved on April 23, 1996 (Exhibit 10.6a to Form S-1 filed on June 18,
             1996)

    10.6b Amended and Restated Bylaws of the Bank (Exhibit 10.6b to Form S-1 filed on June 18, 1996)

    10.7 Specimen Preferred Stock, Series A, certificate, $25.00 per share stated value, of the Bank (Exhibit 10.7 to Form S-1 filed on June 18, 1996)

    10.7a Certificate of Designation of Noncumulative Preferred Stock, Series A of the Bank (Exhibit 10.7a to Form S-1 filed on June 18,
             1996)

    10.7b Specimen Preferred Stock, Series B, certificate, $25.00 per share stated value, of the Bank (Exhibit 10.7b to Form S-1 filed on June 18, 1996)

    10.7c Certificate of Designation of Noncumulative Preferred Stock, Series B of the Bank (Exhibit 10.7c to Form S-1 filed on June 18, 1996)

    10.8 Data Processing Agreement dated January 1, 1992, between the Bank and Systematics Financial Services, Inc., a First Amendment (dated October 28, 1992), and Second Amendment (dated September 1, 1992) (Exhibit 10.8 to Form S-1 filed on June 18, 1996)

    10.8a Third Amendment, dated December 17, 1993, to the Data Processing Agreement, dated January 1, 1992, between the Bank and Systematics Financial Services, Inc. (Exhibit 10.8a to Form S-1 filed on June 18, 1996)

    10.8b Fourth Amendment, dated March 28, 1994, to the Data Processing Agreement, dated January 1, 1992, between the Bank and Systematics Financial Services, Inc. (Exhibit 10.8b to Form S-1 filed on June 18, 1996)

    10.8c Fifth Amendment, dated April 1, 1994 to the Data Processing Agreement, dated January 1, 1992, between the Bank and Systematics Financial Services, Inc. (Exhibit 10.8c to Form S-1 filed on June 18, 1996)

    10.8d Sixth Amendment, dated February 26, 1996 to the Data Processing Agreement, dated January 1, 1992, between the Bank and Systematics Financial Services, Inc. (Exhibit 10.8d to Form S-1 filed on June 18, 1996)

    10.9 Management and Consulting Services Agreement dated January 1, 1992, between the Bank and Systematics Financial Services Inc., First Amendment (dated March 18, 1992), and Second Amendment (dated September 1, 1992) (Exhibit 10.9 to Form S-1 filed on June 18,
             1996)

    10.10 Lease Agreement dated April 1, 1989, between the Bank and Homart Development Co. (Leased premises at 3200 Southwest Freeway) and First Amendment thereto dated January 31, 1990 (Exhibit 10.10 to Form S-1 filed on June 18, 1996)

    10.10a Second Amendment dated November 14, 1994 to Lease Agreement dated April 1, 1989, between the Bank and Homart Development Co. (assigned to HD Delaware Properties, Inc.) (Exhibit 10.10a to Form S-1 filed on June 18, 1996)

    10.10b Third Amendment dated January 8, 1996 to Lease Agreement dated April 1, 1989, between the Bank and Homart Development Co. (predecessor in interest of HMS Office, L.P.) (Exhibit 10.10b to Form S-1 filed on June 18, 1996)

Exhibit No.                           Identification Of Exhibit
-----------                           -------------------------
    10.11 Lease Agreement dated November 20, 1990, between the Bank and Greenway Plaza, LTD. (Leased premises at 3800 Buffalo Speedway) (Exhibit 10.11 to Form S-1 filed on June 18, 1996)

    10.12 Employment Agreement dated March 18, 1991, between the Bank and Barry C. Burkholder (Exhibit 10.12 to Form S-1 filed on June 18,
             1996)

    10.12a Amendment, dated April 10, 1996, to the Employment Agreement between the Bank and Barry C. Burkholder (Exhibit 10.12a to Form S-1 filed on June 18, 1996)

    10.13 Letter Agreement Related to Employment, dated April 4, 1990, between the Bank and Anthony J. Nocella (Exhibit 10.13 to Form S-1 filed on June 18, 1996)

    10.14 Letter Agreement Related to Employment, dated June 18, 1990, between the Bank and George R. Bender (Exhibit 10.14 to Form S-1 filed on June 18, 1996)

    10.15 Letter Agreement Related to Employment, dated April 6, 1990, between the Bank and Jonathon K. Heffron (Exhibit 10.15 to Form S-1 filed on June 18, 1996)

    10.16 Letter Agreement Related to Employment, dated May 10, 1991, between the Bank and Leslie H. Green (Exhibit 10.16 to Form S-1 filed on June 18, 1996)

    10.17 Management Incentive Plan dated April 20, 1992 (Exhibit 10.17 to Form S-1 filed on June 18, 1996)

    10.18 Letter Agreement, dated January 5, 1990, between Hyperion Partners and certain shareholders of the Registrant with respect to the provision of managerial assistance to the Registrant (Exhibit 10.18 to Form S-1 filed on June 18, 1996)

    10.22 Supplemental Executive Savings Plan of the Bank (Exhibit 10.22 to Form S-1 filed on June 18, 1996)

    10.23 Directors Supplemental Savings Plan of the Bank (Exhibit 10.23 to Form S-1 filed on June 18, 1996)

    10.24 Warrant Purchase and Exchange Agreement, dated July 23, 1996, by and among the Parent Company, the Bank and the Federal Deposit Insurance Corporation (Exhibit 10.24 to Form S-1 filed on July 25,
             1996)

    10.25 Tax Sharing Agreement dated as of May 1, 1996, by and between the Parent Company and the Bank (Exhibit 10.25 to Form 10-K filed on December 20, 1996)

    10.26 Form of The Company's 1996 Stock Incentive Plan (Exhibit 10.26 to Form S-1 filed on July 25, 1996)

    10.27 Form of The Company's Director Stock Plan (Exhibit 10.27 to Form S-1 filed on July 25, 1996)

    10.28 Employment Agreement, dated August 1, 1996, between the Company and Barry C. Burkholder (Exhibit 10.28 to Form 10-K filed on December 20, 1996)

    10.29 Employment Agreement, dated August 1, 1996, between the Company and Anthony J. Nocella (Exhibit 10.29 to Form 10-K filed on December 20, 1996)

    10.30 Employment Agreement, dated August 1, 1996, between the Company and Jonathon K. Heffron (Exhibit 10.30 to Form 10-K filed on December 20, 1996)

    10.31 Employment Agreement, dated August 1, 1996, between the Company and Ronald D. Coben (Exhibit 10.31 to Form 10-K filed on December 20,
             1996)

    10.32 Form of Nontransferable Stock Agreement (Exhibit 10.32 to Form S-1 filed on July 25, 1996)

    10.33 Form of Stock Option Agreement (Exhibit 10.33 to Form S-1 filed on July 25, 1996)

    10.34 Consulting Agreement (Exhibit 10.34 to Form 10-K filed on December 20, 1996)

    10.35 Recovery Agreement (Exhibit 10.35 to Form 10-K filed on December 20, 1996)

    10.36 Stock Purchase Agreement, dated January 15, 1993, between Hyperion Partners and Hyperion Holdings (Exhibit 10.36 to Form S-1 filed on July 25, 1996)

    10.37 Asset Purchase and Sale Agreement, dated January 17, 1997, between the Bank and National City Mortgage Co. (Exhibit 10.38 to Form 10-Q filed on February 14, 1997)

    *27      Financial Data Schedule

    * Filed herewith.

ITEM 6B.  REPORTS ON FORM 8-K

The Company did not file a report on Form 8-K during the six months ended March 31, 1997.

                                BANK UNITED CORP.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                BANK UNITED CORP.
                                                (Registrant)

Date MAY 14, 1997                               /s/ BARRY C. BURKHOLDER
                                                Barry C. Burkholder
                                                President
                                                Chief Executive Officer
                                                (Duly Authorized Officer)

Date MAY 14, 1997                               /s/ ANTHONY J. NOCELLA
                                                Anthony J. Nocella
                                                Executive Vice President
                                                Chief Financial Officer