Form 10-Q
period 1997-06-30
BANK UNITED CORP
filed 1997-08-14
CIK 906420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended June 30, 1997.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ______________

                             Commission File Number:
                                   0000906420

                                BANK UNITED CORP.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                     13-3528556
      (State or other jurisdiction of       (I.R.S. Employer
       incorporation or organization)      Identification No.)

         3200 SOUTHWEST FREEWAY, SUITE 1600
                    HOUSTON, TX                           77027
      ----------------------------------------          ----------
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

      Number of shares outstanding of the registrant's $0.01 par value common stock as of August 13, 1997 were as follows:

              TITLE OF EACH CLASS    NUMBER OF SHARES
              -------------------    ----------------
                    Class A              28,354,276
                    Class B               3,241,320

                               BANK UNITED CORP.
                                     INDEX

                                                                          PAGE

PART I.   FINANCIAL INFORMATION

   Item 1. Condensed Financial Statements..................................  1

           Consolidated Statements of Financial Condition -
           June 30, 1997 and September 30, 1996............................  1

           Consolidated Statements of Operations -
           For the Nine Months Ended June 30, 1997 and 1996................  2

           Consolidated Statements of Operations -
           For the Three Months Ended June 30, 1997 and 1996...............  3

           Consolidated Statements of Stockholders' Equity -
           For the Nine Months Ended June 30, 1997 and 1996................  4

           Consolidated Statements of Cash Flows -
           For the Nine Months Ended June 30, 1997 and 1996................  5

           Notes to Consolidated Financial Statements......................  6

           Independent Accountants' Report................................. 11

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 12


PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings............................................... 22

   Item 2. Changes in the Rights of the Company's Security Holders......... 23

   Item 3. Defaults by the Company  Upon Senior Securities................. 23

   Item 4. Submission of Matters to a Vote of Security Holders............. 23

   Item 5. Other Information............................................... 23

   Item 6a.Exhibits........................................................ 23

   Item 6b. Reports on Form 8-K............................................ 26

   Signatures ............................................................. 27

PART I.     FINANCIAL INFORMATION

ITEM 1.      CONDENSED FINANCIAL STATEMENTS

                               BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                      JUNE 30,     SEPTEMBER 30,
                                                        1997           1996
                                                    ------------   ------------
                                                    (UNAUDITED)
ASSETS
Cash and cash equivalents .......................   $    102,811   $    119,523
Securities purchased under agreements to
  resell and federal funds sold .................        577,059        674,249
Securities ......................................         57,353         65,693
Mortgage-backed securities
  Held to maturity, at amortized cost (fair
    value of $543.7 million in 1997 and
    $609.2 million in 1996) .....................        563,369        630,048
  Available for sale, at fair value .............      1,038,488      1,027,860
Loans
  Held to maturity (net of the allowance for
    credit losses of $38.6 million in 1997
    and $39.7 million in 1996) ..................      7,991,266      7,227,153
  Held for sale .................................        280,638        292,335
Federal Home Loan Bank stock ....................        186,907        179,643
Premises and equipment ..........................         38,495         40,209
Mortgage servicing rights .......................        274,980        123,392
Real estate owned (net of the allowance for
  losses of $928 thousand in 1997 and $986
  thousand in 1996) .............................         21,369         29,744
Deferred tax asset ..............................        130,026        168,323
Other assets ....................................        176,289        134,205
                                                    ------------   ------------
TOTAL ASSETS ....................................   $ 11,439,050   $ 10,712,377
                                                    ============   ============

LIABILITIES, MINORITY INTEREST, AND
  STOCKHOLDERS' EQUITY
LIABILITIES
Deposits ........................................   $  5,249,888   $  5,147,945
Federal Home Loan Bank advances .................      3,630,060      3,490,386
Securities sold under agreements to
  repurchase and federal funds purchased ........      1,181,382        832,286
Subordinated Notes ..............................        219,694           --
Senior Notes ....................................            500        115,000
Advances from borrowers for taxes and
  insurance .....................................        164,042        146,634
Other liabilities ...............................        225,308        263,583
                                                    ------------   ------------
     Total liabilities ..........................     10,670,874      9,995,834
                                                    ------------   ------------
MINORITY INTEREST
Preferred stock issued by
  consolidated subsidiary .......................        185,500        185,500
                                                    ------------   ------------
STOCKHOLDERS' EQUITY
Common stock ....................................            316            316
Paid-in capital .................................        129,286        129,286
Retained earnings ...............................        447,050        403,674
Unrealized gains (losses) on securities and
  mortgage-backed securities available for
  sale, net of tax ..............................          6,024         (2,233)
                                                    ------------   ------------
     Total stockholders' equity .................        582,676        531,043
                                                    ------------   ------------
TOTAL LIABILITIES, MINORITY INTEREST, AND
  STOCKHOLDERS' EQUITY ..........................   $ 11,439,050   $ 10,712,377
                                                    ============   ============

          See accompanying Notes to Consolidated Financial Statements.

                               BANK UNITED CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       FOR THE NINE MONTHS
                                                          ENDED JUNE 30,
                                                       1997            1996
                                                   ------------    ------------
                                                            (UNAUDITED)
INTEREST INCOME
Short-term interest-earning assets ............    $     26,732    $     27,576
Securities ....................................           3,752           2,994
Mortgage-backed securities ....................          78,946         100,913
Loans .........................................         482,077         478,846
Federal Home Loan Bank stock ..................           8,427          10,090
                                                   ------------    ------------
     Total interest income ....................         599,934         620,419
                                                   ============    ============
INTEREST EXPENSE
Deposits ......................................         195,107         204,138
Federal Home Loan Bank advances ...............         157,701         193,726
Securities sold under agreements to
  repurchase and federal funds purchased ......          39,703          42,357
Subordinated Notes ............................           2,932            --
Senior Notes ..................................           5,582           7,805
                                                   ------------    ------------
     Total interest expense ...................         401,025         448,026
                                                   ------------    ------------
     Net interest income ......................         198,909         172,393
PROVISION FOR CREDIT LOSSES ...................          14,644          10,155
                                                   ------------    ------------
     Net interest income after provision
       for credit losses ......................         184,265         162,238
                                                   ------------    ------------
NON-INTEREST INCOME
Net gains (losses)
  Sales of single family servicing rights
    and single family warehouse loans .........          20,475          29,581
  Securities and mortgage-backed securities ...           2,277           3,821
  Other loans .................................             992           2,027
  Sale of mortgage offices ....................           3,998            --
Loan servicing fees and charges ...............          44,225          31,739
Other .........................................          14,925          10,914
                                                   ------------    ------------
     Total non-interest income ................          86,892          78,082
                                                   ------------    ------------
NON-INTEREST EXPENSE
Compensation and benefits .....................          57,201          66,907
Occupancy .....................................          11,372          13,904
Data processing ...............................          10,217          12,319
Advertising and marketing .....................           5,979           5,956
Amortization of intangibles ...................          23,940          15,002
SAIF deposit insurance premiums ...............           3,985           9,102
Furniture and equipment .......................           3,201           4,656
Restructuring charges .........................            --            10,681
Other .........................................          37,105          29,466
                                                   ------------    ------------
     Total non-interest expense ...............         153,000         167,993
                                                   ------------    ------------
     Income before income taxes, minority
       interest and extraordinary loss ........         118,157          72,327
INCOME TAX EXPENSE (BENEFIT) ..................          45,499         (73,644)
                                                   ------------    ------------
     Income before minority interest
       and extraordinary loss .................          72,658         145,971
MINORITY INTEREST
    Subsidiary preferred stock dividends ......          13,689          13,689
    Payments in lieu of dividends .............            --             6,413
                                                   ------------    ------------
     Net income before extraordinary loss .....          58,969         125,869
EXTRAORDINARY LOSS ............................           2,323            --
                                                   ------------    ------------

     NET INCOME ...............................    $     56,646    $    125,869
                                                   ============    ============

EARNINGS PER COMMON SHARE
  Income before extraordinary loss ............    $       1.86    $       4.13
  Extraordinary loss ..........................            0.07            --
                                                   ------------    ------------
     Net Income ...............................    $       1.79    $       4.13
                                                   ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                               BANK UNITED CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       FOR THE THREE MONTHS
                                                          ENDED JUNE 30,
                                                       1997            1996
                                                   ------------    ------------
                                                            (UNAUDITED)
INTEREST INCOME
Short-term interest-earning assets ............    $      9,195    $     10,216
Securities ....................................           1,521             847
Mortgage-backed securities ....................          25,610          30,214
Loans .........................................         163,677         154,916
Federal Home Loan Bank stock ..................           2,900           3,005
                                                   ------------    ------------
     Total interest income ....................         202,903         199,198
                                                   ------------    ------------
INTEREST EXPENSE
Deposits ......................................          65,733          65,628
Federal Home Loan Bank advances ...............          52,399          57,225
Securities sold under agreements to
  repurchase and federal funds purchased ......          14,263          13,284
Subordinated Notes ............................           2,932            --
Senior Notes ..................................             956           2,600
                                                   ------------    ------------
     Total interest expense ...................         136,283         138,737
                                                   ------------    ------------
     Net interest income ......................          66,620          60,461
PROVISION FOR CREDIT LOSSES ...................           3,425           4,305
                                                   ------------    ------------
     Net interest income after
       provision for credit losses ............          63,195          56,156
                                                   ------------    ------------
NON-INTEREST INCOME
Net gains (losses)
  Sales of single family servicing rights
    and single family warehouse loans .........           3,544          10,424
  Securities and mortgage-backed securities ...             684             958
  Other loans .................................              56          (1,458)
Loan servicing fees and charges ...............          16,366           9,632
Other .........................................           5,221           3,917
                                                   ------------    ------------
     Total non-interest income ................          25,871          23,473
                                                   ------------    ------------
NON-INTEREST EXPENSE
Compensation and benefits .....................          17,901          27,009
Occupancy .....................................           3,501           4,465
Data processing ...............................           2,998           4,199
Advertising and marketing .....................           1,829           1,903
Amortization of intangibles ...................           9,395           5,201
SAIF deposit insurance premiums ...............             823           2,973
Furniture and equipment .......................             953           1,528
Restructuring charges .........................            --            10,681
Other .........................................          12,414          10,730
                                                   ------------    ------------
     Total non-interest expense ...............          49,814          68,689
                                                   ------------    ------------
     Income before income taxes, minority
       interest and extraordinary loss ........          39,252          10,940
INCOME TAX EXPENSE (BENEFIT) ..................          15,086         (98,922)
                                                   ------------    ------------
     Income before minority interest
       and extraordinary loss .................          24,166         109,862
MINORITY INTEREST
  Subsidiary preferred stock dividends ........           4,563           4,563
  Payments in lieu of dividends ...............            --             6,189
                                                   ------------    ------------
     Net income before extraordinary loss .....          19,603          99,110
EXTRAORDINARY LOSS ............................           2,323            --
                                                   ------------    ------------

              NET INCOME ......................    $     17,280    $     99,110
                                                   ============    ============

EARNINGS PER COMMON SHARE
  Income before extraordinary loss ............    $       0.61    $       3.26
  Extraordinary loss ..........................            0.07            --
                                                   ------------    ------------
         Net Income ...........................    $       0.54    $       3.26
                                                   ============    ============

          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                 COMMON STOCK
                                  ----------------------------------------------------------------------------
                                         CLASS A                    CLASS B                    CLASS C
                                  -----------------------    -----------------------    ----------------------
                                     SHARES       AMOUNT       SHARES        AMOUNT       SHARES       AMOUNT
                                  -----------    --------    -----------    --------    ----------    --------
BALANCE AT SEPTEMBER 30, 1995 .    23,828,400    $    239           --      $   --       5,034,600    $     50
     Net income ...............          --          --             --          --            --          --
     Dividends declared: common
       stock ($3.46 per share)           --          --             --          --            --          --
     Conversion of common stock   (23,446,475)       (235)    28,481,075         285    (5,034,600)        (50)
     Restricted Stock issued ..          --          --          318,342           3          --          --
     Change in unrealized gains
       (losses) ...............          --          --             --          --            --          --
                                  -----------    --------    -----------    --------    ----------    --------
BALANCE AT JUNE 30, 1996 ......       381,925    $      4     28,799,417    $    288          --      $   --
                                  ===========    ========    ===========    ========    ==========    ========

BALANCE AT SEPTEMBER 30, 1996 .    27,735,934    $    277      3,859,662    $     39          --      $   --
     Net income ...............          --          --             --          --            --          --
     Dividends declared: common
       stock ($0.42 per share)           --          --             --          --            --          --
     Conversion of common stock       618,342           7       (618,342)         (7)         --
     Change in unrealized gains
       (losses) (Note 5) ......          --          --             --          --            --          --
                                  -----------    --------    -----------    --------    ----------    --------
BALANCE AT JUNE 30, 1997 ......    28,354,276    $    284      3,241,320    $     32          --      $   --
                                  ===========    ========    ===========    ========    ==========    ========

                                                        UNREALIZED    TOTAL
                                  PAID-IN    RETAINED     GAINS    STOCKHOLDERS'
                                  CAPITAL    EARNINGS    (LOSSES)     EQUITY
                                  --------   ---------    -------    ---------
BALANCE AT SEPTEMBER 30, 1995 .   $117,722   $ 384,739    $(6,647)   $ 496,103
     Net income ...............       --       125,869       --        125,869
     Dividends declared: common
       stock ($3.46 per share)        --      (100,000)      --       (100,000)
     Conversion of common stock       --          --         --           --
     Restricted Stock issued ..      3,706        --         --          3,709
     Change in unrealized gains
       (losses) ...............       --          --        3,751        3,751
                                  --------   ---------    -------    ---------
BALANCE AT JUNE 30, 1996 ......   $121,428   $ 410,608    $(2,896)   $ 529,432
                                  ========   =========    =======    =========

BALANCE AT SEPTEMBER 30, 1996 .   $129,286   $ 403,674    $(2,233)   $ 531,043
     Net income ...............       --        56,646       --         56,646
     Dividends declared: common
       stock ($0.42 per share)        --       (13,270)      --        (13,270)
     Conversion of common stock       --          --         --           --
     Change in unrealized gains
       (losses) (Note 5) ......                              --          8,257
                                  --------   ---------    -------    ---------
BALANCE AT JUNE 30, 1997 ......   $129,286   $ 447,050    $ 6,024    $ 582,676
                                  ========   =========    =======    =========

          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           FOR THE NINE MONTHS ENDED JUNE 30,
                                                                                  1997            1996
                                                                              ------------    ------------
                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash (used) provided by operating activities .....................   $   (404,043)   $    324,805
                                                                              ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in securities purchased under agreements to resell and
        federal funds sold ................................................         97,190        (385,126)
     Purchases of securities held to maturity .............................           --
     Proceeds from maturities of securities held to maturity ..............           --             6,105
     Purchases of mortgage-backed securities held to maturity .............         (2,134)         (3,841)
     Repayments of mortgage-backed securities held to maturity ............         60,931         156,456
     Purchases of securities available for sale ...........................        (34,944)        (16,029)
     Proceeds from maturities of securities available for sale ............         52,600            --
     Proceeds from sales of securities available for sale .................        241,929          78,509
     Purchases of mortgage-backed securities available for sale ...........       (171,918)           --
     Proceeds from sales of mortgage-backed securities available for sale .          6,965         295,702
     Repayments of mortgage-backed securities available for sale ..........        177,858         220,089
     Purchases of loans held to maturity ..................................       (842,270)       (102,230)
     Proceeds from sales of loans held to maturity ........................         84,974           3,343
     Change in loans held to maturity .....................................        (30,868)        425,302
     Purchases of Federal Home Loan Bank stock ............................        (16,998)           --
     Redemption of Federal Home Loan Bank stock ...........................         18,160          38,800
     Purchases of premises and equipment ..................................         (9,655)         (5,022)
     Proceeds from sales of real estate owned acquired through
            foreclosure ...................................................         51,627          31,832
     Proceeds from sales of servicing rights ..............................          7,112           6,174
                                                                              ------------    ------------
           Net cash (used) provided by investing activities ...............       (309,441)        743,737
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits ...............................................        102,130        (128,696)
     Proceeds from Federal Home Loan Bank advances ........................      2,750,202       1,498,700
     Repayment of Federal Home Loan Bank advances .........................     (2,610,528)     (1,998,200)
     Net change in securities sold under agreements to repurchase and
        federal funds purchased ...........................................        349,096        (287,027)
     Change in advances from borrowers for taxes and insurance ............         17,408         (69,603)
     Payment of dividends .................................................        (13,270)       (100,000)
     Proceeds from issuance of Subordinated Debt ..........................        216,234            --
     Repayment of Senior Notes ............................................       (114,500)           --
                                                                              ------------    ------------
           Net cash provided (used) by financing activities ...............        696,772      (1,084,826)
                                                                              ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS .................................        (16,712)        (16,284)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................        119,523         112,931
                                                                              ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................   $    102,811    $     96,647
                                                                              ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NONCASH
     INVESTING ACTIVITIES
     Cash paid for interest ...............................................   $    394,231    $    434,050
     Cash paid for income taxes ...........................................          1,106           2,204
     Real estate owned acquired through foreclosure .......................         51,657          55,105
     Sales of real estate owned financed by the Bank ......................         17,451             452
     Securitization of loans ..............................................        246,617          13,601
     Net transfer of loans from held to maturity ..........................           --           187,463
     Transfer of mortgage-backed securities from held to maturity
        to available for sale .............................................          6,843       1,244,945
     Change in unrealized gains (losses) on securities and
        mortgage-backed securities available for sale .....................          8,257           3,751

          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

      Bank United Corp. (the "Parent Company") was incorporated in the state of Delaware on December 19, 1988, and became the holding company for Bank United, a federal savings bank (the "Bank"), upon the Bank's formation on December 30, 1988. In December 1996, the Parent Company formed a new, wholly owned, Delaware subsidiary, BNKU Holdings, Inc. ("Holdings"). After acquiring all of the common stock of Holdings, the Parent Company contributed all of the common stock of the Bank to Holdings, and Holdings assumed the Parent Company's obligations for $115 million 8.05% senior notes due May 15, 1998 (the "Senior Notes"). See Note 7. As a result of these transactions, Holdings is the sole subsidiary of the Parent Company and the Bank is the sole subsidiary of Holdings.

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

2.    BASIS OF PRESENTATION

      The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements have been included. The results of operations for the nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period. The interim financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

      Certain amounts within the accompanying Consolidated Financial Statements and the related Notes have been reclassified for comparative purposes to conform to the current presentation. Such reclassifications had no effect on previously presented net income or retained earnings.

3.    CAPITAL

      CAPITAL STOCK

      On February 5, 1997, the SEC declared effective a registration statement for 10.2 million outstanding shares of the Company's Class A common stock. These shares were previously subject to restrictions on sale and transfer due to agreements entered into in connection with the Company's August 1996 common stock public offering. On February 10, 1997, restrictions on 7.2 million shares expired, and restrictions on the remaining 3.0 million shares expired on August 14, 1997. After these dates, the 10.2 million shares may be offered and sold from time to time by the holding shareholders. The Company will not receive any of the proceeds from the sale of these shares.

      EARNINGS PER COMMON SHARE

      Earnings per common share ("EPS") is calculated by dividing net income (adjusted in fiscal 1996 for earnings on the common stock equivalents attributable to warrants issued by the Bank, no longer outstanding as of August
1996) by the weighted-average number of shares of common stock outstanding. Common stock equivalents on the Bank's warrants were computed using the treasury stock method.

                               BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The table below presents the computation of EPS (in thousands, except per share data).

                                                 FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                     ENDED JUNE 30,             ENDED JUNE 30,
                                                -----------------------    -----------------------
                                                   1997         1996          1997         1996
                                                ----------   ----------    ----------   ----------
Net income before extraordinary loss ........   $   19,603   $   99,110    $   58,969   $  125,869
Less: Bank's net income attributable
  to common stock equivalents on warrants ...         --         (4,967)         --         (6,758)
                                                ----------   ----------    ----------   ----------
Net income applicable to common shares
  before extraordinary loss .................       19,603       94,143        58,969      119,111
Extraordinary loss ..........................        2,323         --           2,323         --
                                                ----------   ----------    ----------   ----------
Net income applicable to common shares ......   $   17,280   $   94,143    $   56,646   $  119,111
                                                ==========   ==========    ----------   ----------

Average number of common shares outstanding .       31,596       28,863        31,596       28,863
                                                ==========   ==========    ==========   ==========

Earnings per share before extraordinary loss    $     0.61   $     3.26    $     1.86   $     4.13
Extraordinary loss ..........................         0.07         --            0.07         --
                                                ----------   ----------    ----------   ----------
EARNINGS PER COMMON SHARE ...................   $     0.54   $     3.26    $     1.79   $     4.13
                                                ==========   ==========    ==========   ==========

4.    EMPLOYEE BENEFITS

      On October 1, 1996, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages adoption of that method for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method currently being followed by the Company and make pro forma disclosures of net income and EPS under the fair value based method of accounting. The Company will continue accounting for stock-based employee compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and is disclosing pro forma fair value information as prescribed by SFAS No. 123.

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

      MANAGEMENT COMPENSATION PROGRAM

      In June 1996, the Bank's and the Company's Boards of Directors approved a management compensation program for the Company's executive officers, other key officers and employees, and certain directors containing the following provisions: (1) a cash bonus of $4.0 million, (2) the award of 318,342 shares of Company Class B common stock with restrictions on its transferability for a period of three years from its issuance ("Restricted Stock"), and (3) the issuance of 1,154,520 options for purchase of an equivalent number of shares of Company common stock (such options vest ratably from the date of grant through June 26, 1999 and may not be exercised prior to the third anniversary of the date of grant). The options' exercise price was set at an amount not less than the fair market value at the date of the grant and the options will expire if not exercised within ten years of the date of the grant.

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

                               BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      DIRECTOR STOCK COMPENSATION PLAN

      In June 1996, the Company's Board of Directors approved a director stock plan for each member of the Company's Board who is not an employee ("Eligible Director"). Each Eligible Director will be granted stock options to purchase 1,000 shares of Class A common stock of the Company when first elected to the Company's Board of Directors and following each annual stockholders' meeting thereafter. The options exercise price is 115% of the fair value of the Company's common stock at the date of grant. The Company granted 10,000 options under the director stock plan during the fourth quarter of fiscal 1996 and 10,000 of such options during the second quarter of fiscal 1997. These options vest and become exercisable if and when the fair value of the Company's common stock equals or exceeds the exercise price of the option on any day during the 30-day period commencing on the first anniversary of the date of the grant ("vesting window"). If these stock options do not vest during the vesting window, they will be cancelled and all vested options will expire if not exercised within ten years of the date of grant. The maximum number of options of Class A common stock available for grant under this plan is 250,000.

      A summary of the status of the Company's stock option plans as of June 30, 1997 and changes during the nine months ending on that date is presented below. No options were exercised, forfeited, or expired during the nine months ended June 30, 1997, however, in connection with the February 1997 sale of the mortgage offices, 33,718 options became fully vested during the second quarter of 1997. See Note 6. The weighted-average remaining contractual life of options outstanding at June 30, 1997 was 9.1 years. None of the options outstanding at June 30, 1997 were exercisable. The weighted-average grant date fair value for the options granted during the nine months ended June 30, 1997 was $9.67 per share. The fair value of each stock option was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the nine months ended June 30, 1997: estimated volatility of 26.10%; risk- free interest rate of 6.24%; dividend yield of 2.08%; and an expected life of ten years. The Company granted no options in the nine months ended June 30, 1996 and had no options outstanding at June 30, 1996.

                                  Number of  Weighted-Average     Range of
                                   Shares     Exercise Price   Exercise Prices
                                  ---------       ------      -----------------
   Granted during fiscal 1996 ... 1,164,520       $20.15      $20.125 - $27.394
   Granted during fiscal 1997 ...   157,500        27.48      $25.250 - $36.297
                                  ---------       ------      -----------------
   Outstanding at June 30, 1997 . 1,322,020        21.02      $20.125 - $36.297
                                  =========       ======      =================

      The Company applies APB Opinion No. 25 in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for its stock option plans. If compensation expense had been recorded based on the fair value at the grant date for awards consistent with SFAS No. 123, the Company's pro forma net income and EPS would have been $54.5 million and $1.72 for the nine months ended June 30, 1997.

5.    RECENT ACCOUNTING STANDARDS

      On October 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identified intangibles held and used by an entity, along with goodwill related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss must be recognized if the estimate of the future cash flows (undiscounted and without interest charges) resulting from the use of the asset and its eventual disposition is less than the carrying amount of the asset. The adoption of this pronouncement did not have a material effect on the Company's Consolidated Financial Statements.

      On January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires that, after a transfer of financial assets, an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. This statement distinguishes between transfers of financial assets that are sales and transfers that are secured borrowings. This statement superseded SFAS No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of Financial Accounting Standards Board Statement No. 65", and requires, among other things, that the book value of loans be allocated between mortgage servicing rights ("MSRs") and the related

                               BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loans at the time of the loan sale or securitization, if servicing is retained. SFAS No. 125 also requires that assets be classified as available for sale or trading if the assets can be settled in such a way that the holder may not recover substantially all of their recorded investment. As a result, mortgage-backed securities ("MBS") held to maturity and other assets totalling $22.3 million were reclassified to MBS and securities available for sale on January 1, 1997. An unrealized gain of $8.2 million before tax, or $5.1 million after tax, was recorded in stockholders' equity for this transfer. Under SFAS No. 127, "Deferral of Certain Provisions of FASB Statement No. 125", certain provisions of SFAS No. 125 are not effective until January 1, 1998. The deferred provisions relate to: (1) secured borrowings and collateral for all transactions and (2) transfers of financial assets for securities purchased under agreements to resell ("repurchase agreements"), dollar rolls, securities lending, and similar transactions. Implementation of the deferred portion of SFAS No. 125 should have no material effect on the Company's Consolidated Financial Statements.

      In February 1997, SFAS No. 128, "Earnings per Share" was issued. This statement establishes standards for computing and presenting EPS. It replaces the presentation of primary EPS with basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the basic EPS computation to the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted and all prior period EPS data must be restated.

                                                             FOR THE NINE MONTHS
                                                                ENDED JUNE 30,
                                                             -------------------
                                                               1997       1996
                                                             --------   --------
     EPS as reported .....................................   $   1.79   $   4.13
     Pro forma EPS under SFAS No. 128 (unaudited)
          Basic ..........................................       1.79       4.36
          Diluted ........................................       1.77       4.13

      In June 1997, SFAS No. 130, "Reporting Comprehensive Income" was issued. This statement requires that all components of comprehensive income and total comprehensive income be reported on one of the following: (1) the statement of operations, (2) the statement of stockholders' equity, or (3) a new separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. This statement does not change the current accounting treatment for components of comprehensive income (i.e. changes in unrealized gains or losses on securities and MBS available for sale) and thus the implementation of SFAS No. 130 should have no material impact on the Company's Consolidated Financial Statements.

      In June 1997, SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued. This statement requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to shareholders. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. Implementation of SFAS No.131 should have no material effect on the Company's Consolidated Financial Statements.

6.    MORTGAGE BANKING RESTRUCTURINGS AND SALE OF OFFICES

      In June 1996, the Company recorded a restructuring charge of $10.7 million before tax, to recognize the costs of closing or consolidating certain mortgage origination offices and several regional operation centers and recorded $1.8 million of other expenses related to its mortgage origination business.

      Effective February 1, 1997, the Company sold certain of its retail and wholesale mortgage origination offices. In connection with this sale, the remaining offices were restructured or closed. The net gain on the sale of these offices, reduced by additional restructuring costs, was $4.0 million before tax, $2.5 million after tax, or $0.08 per share, and was recorded in the quarter ended March 31, 1997. The additional restructuring costs were principally comprised of estimated costs of severance and other benefits of $2.0 million and estimated contractual obligations for which no future benefit will be derived of $3.3 million.

                               BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      At June 30, 1997, the unpaid liability relating to the sale, the two restructurings, and the branch closures was estimated to be $6.4 million and is expected to be paid in full by fiscal 1999.

7.    LONG-TERM DEBT

      In May 1997, the Company issued $220 million of fixed-rate Subordinated Notes due May 2007, with a stated rate of 8.875% and an effective rate of 8.896% ("Subordinated Notes"). Net proceeds from the issuance of the Subordinated Notes were used to repurchase and retire $114.5 million of the Company's Senior Notes, pay the related costs and expenses, and provide additional capital to the Bank. The costs associated with retiring the Senior Notes are reflected as an a extraordinary loss of $3.6 million, or $2.3 million after tax, in the quarter ended June 30, 1997. In connection with the repurchase of the Senior Notes, the Company obtained consents from the holders of the Senior Notes, which substantially eliminated all restrictive covenants of the related indenture, including limitations on dividends. The Subordinated Notes are subordinate to all liabilities of the Company's subsidiaries, including preferred stock and deposit liabilities.

8.    OFF-BALANCE-SHEET FINANCIAL STATEMENTS

      In January 1997, the SEC adopted new rules that require enhanced disclosures of accounting policies for derivatives effective for SEC filings that include financial statements for fiscal periods ending after June 15, 1997. Pursuant to these new rules, the Company's enhanced accounting policy for derivatives is disclosed below:

      The Company enters into traditional off-balance-sheet financial instruments such as interest rate exchange agreements ("swaps"), interest rate caps and floors, financial options, and futures contracts in the normal course of business in an effort to reduce its exposure to changes in interest rates. The Company does not utilize instruments such as leveraged derivatives or structured notes. The off-balance-sheet financial instruments utilized by the Company are typically classified as hedges of existing assets, liabilities, or anticipated transactions. Criteria for these methods follows:

HEDGE OF AN EXISTING ASSET OR LIABILITY: (1) the hedged asset or liability must be interest rate sensitive and (2) the off- balance-sheet financial instrument must be designated and be effective as a hedge of the asset or liability.

HEDGE OF ANTICIPATED TRANSACTIONS: (1) the transaction to be hedged must be interest rate sensitive, (2) the off-balance-sheet financial instrument must be designated and be effective as a hedge of the transaction, (3) significant characteristics and terms of the transaction must be identified, and (4) it is probable the transaction will occur.

      Gains or losses on early termination of financial contracts, if any, are amortized over the remaining terms of the hedged items. Generally, the Company terminates the off-balance-sheet financial instrument when the hedged asset or liability is sold or if the anticipated transaction is not likely to occur. In these instances, the gain or loss on the financial contract is recognized in income.

      Off-balance-sheet financial instruments that do not satisfy the criteria for classification as hedges above, including those used for trading activities, are carried at market value. Changes in market value are recognized in non-interest income.

INTEREST RATE EXCHANGE AGREEMENTS, CAPS, FLOORS, AND OPTIONS. Accrual accounting is applied for those financial contracts classified as hedges as described above. Amounts receivable and payable are offset against interest income or expense on the hedged items. Fees incurred to enter into the financial contracts are amortized over the lives of the contracts as a component of the income or expense on the asset or liability hedged.

FINANCIAL FUTURES. Deferral accounting is applied for those financial contracts classified as hedges as described above. Changes in the market value of futures contracts are deferred and recognized as interest income or expense over the remaining terms of the hedged items or recognized at the time the hedged items are sold.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Bank United Corp.:

We have reviewed the accompanying condensed consolidated statement of financial condition of Bank United Corp. and its subsidiaries (collectively known as the "Company") as of June 30, 1997, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 1997 and 1996 and the related condensed consolidated statements of stockholders' equity and cash flows for the nine-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Deloitte & Touche LLP
Houston, Texas
July 23, 1997

                                BANK UNITED CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996

GENERAL

      Net income was $56.6 million ($1.79 per share) for the nine months ended June 30, 1997, and $125.9 million ($4.13 per share) for the nine months ended June 30, 1996. Excluding several non-recurring items in both periods, the most significant of which was a $101.7 million tax benefit recorded during 1996, the Company's net income was $56.5 million ($1.78 per share) for the nine months ended June 30, 1997, compared to $42.6 million ($1.38 per share) for the nine months ended June 30, 1996, reflecting a 33% increase. This increase is principally the result of an improved interest rate margin.

NET INTEREST INCOME

      Net interest income was $198.9 million for the nine months ended June 30, 1997, compared to $172.4 million for the nine months ended June 30, 1996, reflecting a $26.5 million, or 15% increase. This increase is attributable to a 49 basis point increase in the net yield on interest-earning assets ("net yield"), partially offset by a $633.3 million decrease in average interest-earning assets.

     AVERAGE BALANCE SHEET, INTEREST INCOME/EXPENSE, AND AVERAGE YIELD/RATE

                                                                           FOR THE NINE MONTHS ENDED JUNE 30,
                                                       ----------------------------------------------------------------------
                                                                       1997                                 1996
                                                       ---------------------------------    ---------------------------------
                                                         AVERAGE                 YIELD/       AVERAGE                 YIELD/
                                                         BALANCE     INTEREST   RATE (2)      BALANCE     INTEREST   RATE (2)
                                                       -----------   --------   --------    -----------   --------   --------
                                                                                        (DOLLARS IN THOUSANDS)
                                                       -----------   --------   --------    -----------   --------   --------
INTEREST-EARNING ASSETS
   Short-term interest-earning assets ..............   $   589,249   $ 26,732       5.98%   $   621,604   $ 27,576       5.83%
   Securities ......................................        74,407      3,752       6.75         79,504      2,994       5.03
   Mortgage-backed securities ......................     1,552,690     78,946       6.78      2,064,035    100,913       6.52
   Loans (1) .......................................     7,938,565    482,077       8.10      7,994,274    478,846       7.99
   FHLB stock ......................................       191,650      8,427       5.88        220,452     10,090       6.11
                                                       -----------   --------   --------    -----------   --------   --------
       Total interest-earning assets ...............    10,346,561    599,934       7.73     10,979,869    620,419       7.53
                                                       -----------   --------   --------    -----------   --------   --------
Non-interest-earning assets ........................       600,225       --         --          383,785       --         --
                                                       -----------   --------   --------    -----------   --------   --------
       TOTAL ASSETS ................................   $10,946,786       --         --      $11,363,654       --         --
                                                       ===========   ========   ========    ===========   ========   ========

INTEREST-BEARING LIABILITIES
   Deposits ........................................   $ 5,086,292    195,107       5.13    $ 5,047,794    204,138       5.40
   FHLB advances ...................................     3,696,314    157,701       5.63      4,219,633    193,726       6.03
   Securities sold under agreements to
    repurchase and federal funds purchased .........       934,166     39,703       5.60        973,039     42,357       5.72
   Subordinated Notes ..............................        44,264      2,932       8.90           --         --         --
   Senior Notes ....................................        92,352      5,582       8.05        115,000      7,805       9.05
                                                       -----------   --------   --------    -----------   --------   --------
       Total interest-bearing liabilities ..........     9,853,388    401,025       5.41     10,355,466    448,026       5.71
Non-interest-bearing liabilities, minority interest,
    and stockholders' equity .......................     1,093,398       --         --        1,008,188       --         --
                                                       -----------   --------   --------    -----------   --------   --------
       TOTAL LIABILITIES, MINORITY INTEREST,
         AND STOCKHOLDERS' EQUITY ..................   $10,946,786       --         --      $11,363,654       --         --
                                                       ===========   ========   ========    ===========   ========   ========

Net interest income/interest rate spread ...........          --     $198,909       2.32%          --     $172,393       1.82%
                                                       ===========   ========   ========    ===========   ========   ========

Net yield on interest-earning assets ...............          --         --         2.58%          --         --         2.09%
                                                       ===========   ========   ========    ===========   ========   ========

Ratio of average interest-earning assets to
   average interest-bearing liabilities ............          1.05       --         --             1.06       --         --
                                                       ===========   ========   ========    ===========   ========   ========

(1)  Includes nonaccrual loans.
(2)  Annualized.

                                BANK UNITED CORP.

      The yield on interest-earning assets increased 20 basis points during the nine months ended June 30, 1997 in comparison to the prior year period, primarily due to the shift of assets to higher yielding commercial and consumer loans from the traditionally lower yielding single family mortgages and to higher rates on adjustable-rate MBS. Average interest-earning assets decreased primarily due to principal repayments on loans and MBS.

      The cost of funds decreased 30 basis points during the nine months ended June 30, 1997 in comparison to the prior year period, primarily due to a decrease in Federal Home Loan Bank ("FHLB") advance rates and lower deposit rates, reflecting the turnover of deposits from products with higher rates to lower cost transaction accounts.

PROVISION FOR CREDIT LOSSES

      The provision for credit losses increased $4.5 million for the nine months ended June 30, 1997. The increase primarily results from charge-offs taken in conjunction with a bulk sale of nonperforming single family loans, increased commercial and multi-family originations, and the addition of new product lines, including healthcare loans and commercial loan participations. During April 1997, the Company sold $31.3 million of nonperforming single family loans and recorded related charge-offs of $5.0 million. Due to losses experienced in the consumer line of credit portfolio, the level of reserves were increased through higher provisions for the nine months ended June 30, 1996. This portfolio has decreased from $54.8 million at June 30, 1996 to $44.7 million at June 30, 1997, resulting in lower provisions and reserves in the nine months ended June 30, 1997.

                           ALLOWANCE FOR CREDIT LOSSES

                                                                                                               MORTGAGE
                                                                                   MULTI-                       BANKER
                                 SINGLE   SINGLE FAMILY               MULTI-       FAMILY                      FINANCE
                               FAMILY (1)  CONSTRUCTION   CONSUMER    FAMILY    CONSTRUCTION COMMERCIAL(2)  LINE OF CREDIT   TOTAL
                                --------    ----------    --------    -------    ----------   -----------    ------------   -------
                                                                       (IN THOUSANDS)
Balance at September 30, 1995   $ 29,632    $      361    $  3,247    $ 2,855    $      199   $        97    $        410   $36,801
   Provision ................      4,117           223       5,400        225            33           155               2    10,155
   Net charge-offs ..........     (5,418)         --        (4,482)      --            --            --              --      (9,900)
                                --------    ----------    --------    -------    ----------   -----------    ------------   -------
Balance at June 30, 1996 ....   $ 28,331    $      584    $  4,165    $ 3,080    $      232   $       252    $        412   $37,056
                                ========    ==========    ========    =======    ==========   ===========    ============   =======

Balance at September 30, 1996   $ 28,672    $      693    $  5,219    $ 4,118    $      232   $       314    $        412   $39,660
   Provision ................      7,663           475       4,385        646           211         1,037             227    14,644
   Net charge-offs ..........    (10,787)          (73)     (4,426)      (148)         --            (312)        (15,746)
                                --------    ----------    --------    -------    ----------   -----------    ------------   -------
Balance at June 30, 1997 ....   $ 25,548    $    1,095    $  5,178    $ 4,616    $      443   $     1,039    $        639   $38,558
                                ========    ==========    ========    =======    ==========   ===========    ============   =======

(1)   Includes single family portfolio and warehouse loans.
(2) Includes commercial real estate, commercial, small business, and healthcare loans.


                              NONPERFORMING ASSETS

                                                     JUNE 30,      SEPTEMBER 30,
                                                       1997            1996
                                                   ------------    ------------
                                                          (IN THOUSANDS)
Nonaccrual loans
  Single family ................................   $     51,186    $     92,187
  Consumer .....................................            855           1,039
  Multi-family .................................             16             144
  Commercial real estate and small business ....          2,622             350
                                                   ------------    ------------
                                                         54,679          93,720
  Discounts ....................................           (818)         (4,077)
                                                   ------------    ------------
     Net nonaccrual loans ......................         53,861          89,643
REO, primarily single family prope ties ........         22,297          30,730
                                                   ------------    ------------
     Total nonperforming assets ................   $     76,158    $    120,373
                                                   ============    ============

                                BANK UNITED CORP.

                         SELECTED ASSET QUALITY RATIOS

                                                              AT OR FOR                AT OR FOR             AT OR FOR
                                                           THE NINE MONTHS          THE YEAR ENDED        THE NINE MONTHS
                                                         ENDED JUNE 30, 1997      SEPTEMBER 30, 1996    ENDED JUNE 30, 1996
                                                          ------------------      ------------------    ------------------
Allowance for credit losses to net nonaccrual loans
  Single family .......................................           49.89%                  32.46%                35.00%
  Total ...............................................           71.59                   44.24                 45.21
Allowance for credit losses to total loans ............            0.46                    0.52                  0.49
Nonperforming assets to total assets ..................            0.67                    1.12                  1.03
Net nonaccrual loans to total loans ...................            0.65                    1.19                  1.07
Nonperforming assets to total loans and REO ...........            0.91                    1.59                  1.47
Net loan charge-offs to average loans - Annualized
  Single family .......................................            0.23(1)                 0.12                  0.11
  Total ...............................................            0.26(1)                 0.17                  0.17

(1) Excluding charge-offs totalling $5.0 million related to a nonperforming loan sale in April 1997, the single family charge-off ratio would have been 0.12% and the total charge-off ratio would have been 0.18%.

      Single family nonaccrual loans decreased $41.0 million during the nine months ended June 30, 1997, primarily due to the sale of $31.3 million of nonperforming loans in April 1997 and transfers of foreclosed properties to Real Estate Owned ("REO"). Discounts decreased $3.3 million during the nine months ended June 30, 1997, reflecting the recognition of non-accretable discounts into income. These discounts principally related to potential credit risks on bulk purchases of single family loans and upon obtaining sufficient seasoning, payoffs, and stabilized delinquencies, a portion of these discounts was recognized into income.

      At June 30, 1997 and September 30, 1996, the recorded investment in impaired loans pursuant to SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", totalled $3.6 million and $3.9 million, respectively. The average outstanding balance for the nine months ended June 30, 1997 was $3.6 million and the average outstanding balance for fiscal 1996 was $4.4 million.

NON-INTEREST INCOME

      Net gains (losses) declined $7.7 million to $27.7 million during the nine months ended June 30, 1997, compared to $35.4 million during the same period in 1996. This decrease primarily reflects a decrease in net gains on sales of single family warehouse loans due to the sale of the Company's mortgage origination business during the second quarter of fiscal 1997, partially offset by the gain recorded on that sale. See Note 6 to the Consolidated Financial Statements.

      Loan servicing fees and charges increased $12.5 million, or 39%, to $44.2 million for the nine months ended June 30, 1997. This increase reflects a larger portfolio of single family loans serviced for others at June 30, 1997, compared to June 30, 1996 ($20.8 billion versus $8.2 billion). See "Discussion of Changes in Financial Condition from September 30, 1996 to June 30, 1997".

NON-INTEREST EXPENSE

      Non-interest expense was $153.0 million for the nine months ended June 30, 1997, and $168.0 million for the nine months ended June 30, 1996, or 1.87% and 1.97% of average total assets for those same periods. Non-interest expense for the nine months ended June 30, 1996 included two items deemed to be non-recurring; (1) a charge to compensation expense of $7.8 million recorded in June 1996 related to the implementation of a management compensation program and
(2) a $10.7 million charge recorded in June 1996 related to the restructuring of the mortgage origination business. See Notes 4 and 6 to the Consolidated Financial Statements. Excluding these non-recurring items, non-interest expense was $153.0 million compared to $149.5 million for an increase of 2% period over period. This increase was primarily due to a $8.9 million increase in intangible amortization expense and a $2.4 million increase in legal expenses, partially offset by decreases in compensation expense, Savings Association

                                BANK UNITED CORP.

Insurance Fund ("SAIF") premiums, and the effect of the sale of certain of the Company's retail and wholesale mortgage origination offices. Intangible amortization expense increased due to purchases of MSRs during fiscal 1997 and legal expenses were higher than the prior period due to the forbearance litigation ($3.0 million and $533,000 for the nine months ended June 30, 1997 and 1996, respectively). See "Discussion of Changes in Financial Condition from September 30, 1996 to June 30, 1997" and "Legal Proceedings".

      Compensation expense decreased $9.7 million, or 15%, during the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996, primarily due to the $7.8 million non-recurring charge discussed above. Excluding this non-recurring charge, compensation expense decreased $1.9 million, or 3%. Average full-time equivalents decreased 30% from 2,610 for the nine months ended June 30, 1996 to 1,838 for the nine months ended June 30, 1997 as a result of the restructuring and sale of certain of the Company's retail and wholesale mortgage origination offices. However, the decline in compensation expense was less than the decrease in average full-time equivalents due to the deferral of compensation into the basis of loans originated during both periods. SAIF deposit insurance premiums decreased $5.1 million during the nine months ended June 30, 1997 compared to the nine months ended June 30, 1996 due to an assessment reduction from 23 to 6.48 basis points effective January 1, 1997. The sale of certain of the Company's retail and wholesale mortgage origination offices contributed to decreases in occupancy, data processing, furniture and equipment, and other non-interest expenses as the mortgage origination branches were reduced from 91 at June 30, 1996 to six at June 30, 1997.

MINORITY INTEREST

      The Bank made payments in lieu of dividends to the holder of the Bank's common stock warrants upon payment of dividends on the common stock of the Bank from December 1993 until August 1996, when the warrants were no longer outstanding. In May 1996, the Bank made a payment in lieu of dividends of $5.9 million in connection with the payment of a $100 million dividend on the common stock of the Bank.

EXTRAORDINARY LOSS

      In May 1997, the Company issued $220 million of Subordinated Notes and used a portion of the net proceeds to retire $114.5 million of Senior Notes. The costs associated with retiring the Senior Notes are reflected as an extraordinary loss of $3.6 million, or $2.3 million after tax ($0.07 per share). See Note 7 to the Consolidated Financial Statements.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION FROM SEPTEMBER 30, 1996 TO JUNE 30, 1997

GENERAL

      Total assets increased during the nine months ended June 30, 1997 by $726.7 million, or 7%, to $11.4 billion. The majority of the increase is the result of commercial and consumer loan purchases and originations, as well as purchases of MSRs. These increases were funded primarily with FHLB advances and securities sold under agreements to repurchase ("reverse repurchase agreements").

                                BANK UNITED CORP.

                    ORIGINATION, PURCHASE, AND SALE OF LOANS

                                             FOR THE NINE MONTHS ENDED JUNE 30,
                                              -------------------------------
                                                  1997               1996
                                              ------------       ------------
                                                      (IN THOUSANDS)
Beginning balance, September 30 ..........    $  7,519,488       $  8,260,240
   Originations
     Single family .......................       1,603,305          2,846,514
     Commercial ..........................       1,045,748            628,097
     Consumer ............................         109,056             94,352
   Purchases
     Single family .......................         715,134            165,948
     Commercial ..........................         347,169             21,783
     Consumer ............................          88,424               --
   Net change in mortgage banker
     finance line of credit ..............         169,260             38,733
   Repayments ............................      (1,824,037)        (1,786,125)
   Securitized loans sold or
     transferred .........................      (1,175,579)        (2,072,308)
   Sales .................................        (289,117)          (559,533)
   Other .................................         (36,947)           (40,295)
                                              ------------       ------------
Ending balance, June 30 ..................    $  8,271,904       $  7,597,406
                                              ============       ============

                                 LOAN PORTFOLIO
                                                  JUNE 30,       SEPTEMBER 30,
                                                    1997             1996
                                                ------------     ------------
                                                        (IN THOUSANDS)
   Single family ...........................    $  6,330,303     $  6,369,974
   Single family construction ..............         364,710          240,488
   Consumer ................................         286,065          168,513
   Multi-family ............................         589,917          472,074
   Multi-family construction ...............          87,983           30,608
   Commercial real estate ..................          98,870            9,928
   Commercial real estate construction .....          41,335           21,473
   Commercial ..............................          31,594             --
   Healthcare and healthcare construction ..          53,750            8,750
   Small business ..........................          78,768           58,331
   Mortgage banker finance line of credit ..         308,609          139,349
                                                ------------     ------------
     TOTAL LOANS ...........................    $  8,271,904     $  7,519,488
                                                ============     ============
SUMMARY
   Single family ...........................    $  6,330,303     $  6,369,974
   Commercial ..............................       1,655,536          981,001
   Consumer ................................         286,065          168,513
                                                ------------     ------------
                                                $  8,271,904     $  7,519,488
                                                ============     ============

      Total loans increased $752.4 million, or 10%, during the nine months ended June 30, 1997. This increase, which is primarily reflected in the commercial and consumer loan portfolios, reflects the Company's strategy to reduce its reliance on traditionally lower yielding single family residential lending lines of business by developing higher margin commercial and consumer lending lines of business.

      Single family loans declined during the nine months ended June 30, 1997, primarily due to higher principal repayments. Mortgage loan originations were down due to the sale of the Company's retail mortgage origination business during the second quarter of fiscal 1997. Despite the sale of the retail mortgage origination business, the Company intends to continue its origination capability in Texas through its community banking branches and

                                BANK UNITED CORP.

its wholesale capability through its Financial Markets Group. Most of the loans originated through these businesses will be held for the Company's portfolio.

      Commercial loans, which include single family construction, multi-family, healthcare, small business, and mortgage banker finance line of credit loans, increased $674.5 million, or 69%, during the nine months ended June 30, 1997, compared to an increase of $134.7 million, or 18%, during the nine months ended June 30, 1996. Additionally, the Company had $1.1 billion of outstanding commercial loan commitments that had not been funded as of June 30, 1997, and are not reflected in the table above.

      Consumer loans increased $117.6 million, or 70%, during the nine months ended June 30, 1997. This increase reflects purchases of home equity line of credit loans outside the state of Texas and increased home improvement loan originations, offset by a lower consumer line of credit portfolio balance.

      MSRs increased $151.6 million, or 123%, during the nine months ended June 30, 1997. During this period, the Company purchased servicing rights associated with $12.3 billion of single family loans at a premium of $158.2 million. As of June 30, 1997, $7.1 billion of these servicing rights had not yet been transferred to the Company, and are expected to be transferred during the first quarter of fiscal 1998. The total single family servicing portfolio serviced for others at June 30, 1997, adjusted for the acquired servicing rights, was $20.8 billion. The Company also services $3.6 billion of loans held in its own portfolio.

      Deposits increased $101.9 million, or 2%, during the nine months ended June 30, 1997. Although total deposits were relatively unchanged, the composition changed. Higher cost brokered deposits and certificates of deposit were allowed to run-off and were replaced with lower cost transaction accounts. In the aggregate, FHLB advances, reverse repurchase agreements, and federal funds purchased increased $488.8 million during the nine months ended June 30, 1997, primarily to fund commercial and consumer loan purchases and originations.

    During the nine months ended June 30, 1997, the Company issued $220 million of Subordinated Notes. Net proceeds were used to repurchase and retire $114.5 million of Senior Notes, pay the related costs and expenses and provide additional capital to the Bank. See Note 7 to the Consolidated Financial Statements.

LIQUIDITY

      The Bank is required by the Office of Thrift Supervision ("OTS") to maintain a certain level of liquidity. The Bank's liquidity ratios for June 30, 1997 were as follows:

                                               ACTUAL    REQUIREMENT
                                               ------    -----------
         Average daily liquidity ...........    5.47%          5.00%
         Average short-term liquidity ......    2.45%          1.00%

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

      The Company's and Holding's ability to pay dividends on their common stock and to meet their other cash obligations is dependent upon the receipt of dividends from the Bank. The declaration of dividends by the Bank on all classes of its capital stock is subject to the discretion of the Board of Directors of the Bank, the terms of the Bank Preferred Stock, and applicable regulatory requirements. At June 30, 1997, the Bank had $182.3 million of available capacity for the payment of dividends under OTS regulations.

                                BANK UNITED CORP.

REGULATORY MATTERS

      The Bank's capital level at June 30, 1997 and September 30, 1996 qualified it as "well-capitalized", the highest of five tiers under applicable regulatory definitions. The Bank's capital ratios at June 30, 1997 and September 30, 1996, and the applicable regulatory capital requirements were as follows:

                             JUNE 30, 1997    SEPTEMBER 30, 1996    REQUIREMENT
                             -------------    ------------------    -----------
Tangible capital .........        7.59%              6.57%              1.50%
Core capital .............        7.65               6.64               3.00
Tier 1 capital ...........       13.45              12.40               6.00
Total risk-based capital .       14.05              13.09               8.00


DISCUSSION OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

GENERAL

      Net income was $17.3 million ($0.54 per share) for the three months ended June 30, 1997, and $99.1 million ($3.26 per share) for the prior year's quarter. Excluding several non-recurring items in both periods, the most significant of which was a $101.7 million tax benefit recorded during fiscal 1996, the Company's net income was $19.6 million ($0.61 per share) for the three months ended June 30, 1997, compared to $15.8 million ($0.52 per share) for the three months ended June 30, 1996, reflecting a 24% increase. This increase is principally the result of an improved interest rate margin.

NET INTEREST INCOME

      Net interest income was $66.6 million for the three months ended June 30, 1997, compared to $60.5 million for the three months ended June 30, 1996, reflecting a $6.1 million, or 10% increase. This increase is attributable to a 31 basis point increase in the net yield, partially offset by a $159.2 million decrease in average interest-earning assets.

                                BANK UNITED CORP.

     AVERAGE BALANCE SHEET, INTEREST INCOME/EXPENSE, AND AVERAGE YIELD/RATE

                                                                          FOR THE THREE MONTHS ENDED JUNE 30,
                                                       -----------------------------------------------------------------------
                                                                       1997                                 1996
                                                       ---------------------------------    ----------------------------------
                                                         AVERAGE                 YIELD/       AVERAGE                  YIELD/
                                                         BALANCE     INTEREST   RATE (2)      BALANCE     INTEREST    RATE (2)
                                                       -----------   --------   --------    -----------   --------    --------
                                                                                 (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
   Short-term interest-earning assets ..............   $   572,720   $  9,195       6.35%   $   713,441   $ 10,216        5.66%
   Securities ......................................        67,725      1,521       9.00         66,829        847        5.10
   Mortgage-backed securities ......................     1,504,305     25,610       6.81      1,835,566     30,214        6.58
   Loans (1) .......................................     8,119,958    163,677       8.06      7,796,042    154,916        7.95
   FHLB stock ......................................       193,411      2,900       6.01        205,484      3,005        5.88
                                                       -----------   --------   --------    -----------   --------    --------
       Total interest-earning assets ...............    10,458,119    202,903       7.75     10,617,362    199,198        7.50
                                                       -----------   --------   --------    -----------   --------    --------
Non-interest-earning assets ........................       665,391       --         --          392,610       --          --
                                                       -----------   --------   --------    -----------   --------    --------
       TOTAL ASSETS ................................   $11,123,510       --         --      $11,009,972       --          --
                                                       ===========   ========   ========    ===========   ========    ========

INTEREST-BEARING LIABILITIES
   Deposits ........................................   $ 5,156,202     65,733       5.11    $ 5,016,033     65,628        5.26
   FHLB advances ...................................     3,645,949     52,399       5.68      3,963,581     57,225        5.71
   Securities sold under agreements to
    repurchase and federal funds purchased .........       990,724     14,263       5.70        954,679     13,284        5.50
   Subordinated Notes ..............................       132,791      2,932       8.90           --         --          --
   Senior Notes ....................................        47,055        956       8.13        115,000      2,600        9.05
                                                       -----------   --------   --------    -----------   --------    --------
       Total interest-bearing liabilities ..........     9,972,721    136,283       5.44     10,049,293    138,737        5.49
Non-interest-bearing liabilities, minority interest,
    and stockholders' equity .......................     1,150,789       --         --          960,679       --          --
                                                       -----------   --------   --------    -----------   --------    --------
       TOTAL LIABILITIES, MINORITY INTEREST,
         AND STOCKHOLDERS' EQUITY ..................   $11,123,510       --         --      $11,009,972       --          --
                                                       ===========   ========   ========    ===========   ========    ========

Net interest income/interest rate spread ...........          --     $ 66,620       2.31%          --     $ 60,461        2.01%
                                                       ===========   ========   ========    ===========   ========    ========

Net yield on interest-earning assets ...............          --         --         2.56%          --         --          2.25%
                                                       ===========   ========   ========    ===========   ========    ========

Ratio of average interest-earning assets to
   average interest-bearing liabilities ............          1.05       --         --             1.06       --          --
                                                       ===========   ========   ========    ===========   ========    ========

(1)  Includes nonaccrual loans.
(2)  Annualized.

      The yield on interest-earning assets increased 25 basis points during the three months ended June 30, 1997 in comparison to the prior year period, primarily due to the shift of assets to higher yielding commercial and consumer loans from the traditionally lower yielding single family mortgages. Average interest-earning assets decreased primarily due to principal repayments on MBS.

      The cost of funds decreased 5 basis points during the three months ended June 30, 1997 in comparison to the prior year period, primarily due to lower deposit rates, reflecting the turnover of deposits from products with higher rates to lower cost transaction accounts.

PROVISION FOR CREDIT LOSSES

      The provision for credit losses decreased $880,000 for the three months ended June 30, 1997. This decrease is primarily the result of lower single family delinquencies and lower provisions for consumer line of credit loans in fiscal 1997. These decreases were partially offset by provisions for commercial and multi-family loans, which reflect higher originations and the addition of new product lines, including healthcare and commercial loan participations. During April 1997, the Company sold $31.3 million of nonperforming single family loans and recorded related charge-offs of $5.0 million.

                                BANK UNITED CORP.

                           ALLOWANCE FOR CREDIT LOSSES

                                                                                                          MORTGAGE
                                                                               MULTI-                       BANKER
                                SINGLE    SINGLE FAMILY             MULTI-     FAMILY                      FINANCE
                              FAMILY (1)  CONSTRUCTION  CONSUMER    FAMILY  CONSTRUCTION COMMERCIAL(2)  LINE OF CREDIT    TOTAL
                               --------    ----------   --------    ------   ----------   -----------    ------------    --------
                                                                        (IN THOUSANDS)
Balance at March 31, 1996 ..   $ 28,843    $      483   $  3,339    $2,998   $      231   $       183    $        412    $ 36,489
   Provision ...............      1,682           101      2,370        82            1            69            --         4,305
   Net charge-offs .........     (2,194)         --       (1,544)     --           --            --              --        (3,738)
                               --------    ----------   --------    ------   ----------   -----------    ------------    --------
Balance at June 30, 1996 ...   $ 28,331    $      584   $  4,165    $3,080   $      232   $       252    $        412    $ 37,056
                               ========    ==========   ========    ======   ==========   ===========    ============    ========

Balance at March 31, 1997 ..   $ 31,362    $      996   $  5,014    $4,616   $      247   $       874    $        639    $ 43,748
   Provision ...............        894            99      1,756      --            196           480            --         3,425
   Net charge-offs .........     (6,708)         --       (1,592)     --           --            (315)         (8,615)
                               --------    ----------   --------    ------   ----------   -----------    ------------    --------
Balance at June 30, 1997 ...   $ 25,548    $    1,095   $  5,178    $4,616   $      443   $     1,039    $        639    $ 38,558
                               ========    ==========   ========    ======   ==========   ===========    ============    ========

(1)   Includes single family portfolio and warehouse loans.
(2) Includes commercial real estate, commercial, small business, and healthcare loans.

NON-INTEREST INCOME

      Net gains (losses) declined $5.6 million to $4.3 million during the three months ended June 30, 1997 compared to $9.9 million during the same period in 1996. This decrease primarily reflects a decrease in net gains on sales of single family warehouse loans resulting from the sale of the Company's mortgage origination business during the second quarter of fiscal 1997.

      Loan servicing fees and charges increased $6.7 million, or 70%, to $16.4 million for the three months ended June 30, 1997. This increase reflects a larger portfolio of single family loans serviced for others at June 30, 1997, compared to June 30, 1996 ($20.8 billion versus $8.2 billion). See "Discussion of Changes in Financial Condition from September 30, 1996 to June 30, 1997".

NON-INTEREST EXPENSE

      Non-interest expense was $49.8 million for the three months ended June 30, 1997, and $68.7 million for the three months ended June 30, 1996, or 1.80% and 2.51% of average total assets for those same periods. Non-interest expense for the three months ended June 30, 1996 included two items deemed to be non-recurring; (1) a charge to compensation expense of $7.8 million recorded in June 1996 related to the implementation of a management compensation program and
(2) a $10.7 million charge recorded in June 1996 related to the restructuring of the mortgage origination business. See Notes 4 and 6 to the Consolidated Financial Statements. Excluding these non-recurring items recorded in June 1996, non-interest expense was $49.8 million compared to $50.2 million period over period. This decrease was primarily due to decreases in compensation expense, SAIF premiums, and the effect of the sale of certain of the Company's retail and wholesale mortgage origination offices, partially offset by an increase in intangible amortization expense.

      Compensation expense decreased $9.1 million, or 34%, during the three months ended June 30, 1997 compared to the three months ended June 30, 1996, primarily due to the $7.8 million non-recurring charge discussed above. Excluding this non-recurring charge, compensation expense decreased $1.3 million, or 7%. Average full-time equivalents decreased 42% from 2,555 for the three months ended June 30, 1996 to 1,474 for the three months ended June 30, 1997 as a result of the restructuring and sale of certain of the Company's retail and wholesale mortgage origination offices. However, the decline in compensation expense was less than the decrease in average full-time equivalents due to the deferral of compensation into the basis of loans originated during both periods. SAIF deposit insurance premiums decreased $2.2 million during the three months ended June 30, 1997 compared to the three months ended June 30, 1996 due to an assessment reduction from 23 to 6.48 basis points effective January 1, 1997. The sale of certain of the Company's retail and wholesale mortgage origination offices contributed to decreases in

                                BANK UNITED CORP.

occupancy, data processing, furniture and equipment, and other non-interest expenses as the mortgage origination branches were reduced from 91 at June 30, 1996 to six at June 30, 1997. Partially offsetting these decreases was a $4.2 million increase in intangible amortization expense resulting from purchases of MSRs during fiscal 1997.

MINORITY INTEREST

      See "Discussion of Results of Operations for the Nine Months Ended June 30, 1997 and 1996 - Minority Interest" above.

EXTRAORDINARY LOSS

      See "Discussion of Results of Operations for the Nine Months Ended June 30, 1997 and 1996 - Extraordinary Loss" above.

RECENT SEC DISCLOSURE REQUIREMENTS

      In January 1997, the SEC adopted new rules to expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information should be disclosed outside of the Company's Consolidated Financial Statements and related Notes. The expanded disclosures must be included in SEC filings that include annual financial statements for fiscal years ending after June 15, 1997 and thus must be included in the Company's fiscal 1997 Annual Report on Form 10-K. The Company is currently evaluating the disclosure options under these new requirements.

FORWARD-LOOKING INFORMATION

      Statements and financial discussion and analysis by management contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, changes in interests rates and economic conditions; the shift in the Company's emphasis from residential mortgage lending to community and commercial banking activities; the restructuring and sale of a substantial part of the Company's mortgage banking origination business; increased competition for deposits and loans; changes in the availability of funds; changes in local economic and business conditions; changes in availability of residential mortgage loans originated by other financial institutions or the Company's ability to purchase such loans on favorable terms; transactions in the Company's common stock that might result in an ownership change triggering an annual limitation on the use of the Company's net operating loss carryforwards under Section 382 of the Internal Revenue Code of 1986, as amended; changes in the ability of the Bank to pay dividends on its common stock; changes in applicable statutes and government regulations or their interpretation; the continuation of the significant disparity in the deposit insurance premiums paid by thrift institutions and commercial banks; the loss of senior management or operating personnel; claims with respect to representations and warranties made by the Company to purchasers and insurers of mortgage loans and to purchasers of MSRs; claims of noncompliance by the Company with statutory and regulatory requirements; and changes in the status of litigation to which the Company is a party. For further information regarding these factors, see "Risk Factors" in the prospectus dated April 29, 1997, relating to the public offering of the Company's Subordinated Notes filed with the SEC (File No. 333-19861), and in the prospectus dated January 27, 1997, relating to the registration of 10,208,610 shares of the Company's Class A common stock, filed with the SEC (File No. 333-19237).

                                BANK UNITED CORP.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      On July 25, 1995, the Bank, the Parent Company (including its predecessors), and Hyperion Partners L.P. (collectively, "Plaintiffs") filed suit against the United States of America in the United States Court of Federal Claims for breach of contract and taking of property without compensation in contravention of the Fifth Amendment of the United States Constitution. The action arose because the passage of Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and the regulations adopted by the OTS pursuant to FIRREA deprived Plaintiffs of their contractual rights.

      In December 1988, the United States, through its agencies, entered into certain agreements with the Plaintiffs that resulted in contractual obligations owed to Plaintiffs. Plaintiffs contend that the obligations were undertaken to induce, and did induce, the Company's acquisition of substantially all of the assets and the secured, deposit, and certain tax liabilities of United Savings Association of Texas ("Old USAT"), an insolvent savings and loan association, thereby relieving the Federal Savings and Loan Insurance Corporation ("FSLIC"), an agency of the United States government, of the immense costs and burdens of taking over and managing or liquidating the institution. The FSLIC actively solicited buyers for Old USAT, and in the weeks preceding the acquisition, the Company and the FSLIC negotiated the terms of a complex transaction involving six contractual documents. To accomplish this transaction, the FSLIC and its regulating agency, the Federal Home Loan Bank Board ("FHLBB"), which was also an agency of the United States government, were required to undertake to pay certain other amounts of money over time and to count for regulatory purposes certain monies and book entries of the Bank in ways that allowed the Company greater leverage to increase the size of the Bank prudently and profitably. The United States obtained the right to share in this leveraged growth through warrants for stock and through so-called "tax benefit payments" to the United States from the Company and the Bank.

      The lawsuit alleges breaches of the United States' contractual obligations
(1) to abide by a capital forbearance, which would have allowed the Bank to operate for ten years under negotiated capital levels lower than the levels required by the then existing regulations or successor regulations, (2) to abide by its commitment to allow the Bank to count $110 million of subordinated debt as regulatory capital for all purposes, and (3) to abide by an accounting forbearance, which would have allowed the Bank to count as capital for regulatory purposes, and to amortize over a period of twenty-five years, the $30.7 million difference between certain FSLIC payment obligations to the Bank and the discounted present value of those future FSLIC payments. The lawsuit seeks monetary relief for the breaches by the United States of its contractual obligations to Plaintiffs and, in the alternative, seeks just compensation for a taking of property and for a denial of due process under the Fifth Amendment to the United States Constitution.

      The lawsuit was stayed from the outset by a judge of the Court of Federal Claims pending the Supreme Court's decision in UNITED STATES V. WINSTAR CORP., an action by three other thrifts raising similar issues (the "WINSTAR cases"). Since the Supreme Court ruling, the Chief Judge of the Court of Federal Claims established a case management protocol for the more than 100 lawsuits on the Court of Federal Claims docket, that, like Plaintiffs' case, involve issues similar to those raised in the WINSTAR cases.

      Chief Judge Loren Smith of the United States Court of Federal Claims transferred all WINSTAR-related cases to his own docket and entered an Omnibus Case Management Order governing proceedings in such cases, including the Company's case. Under the Omnibus Case Management Order, Chief Judge Smith serves as the "Managing Judge" for all WINSTAR-related cases and may assign other judges of the United States Court of Federal Claims to resolve pre-trial discovery disputes and common legal issues and to conduct trials. The Government and Plaintiffs exchanged certain significant documents as early as October 2, 1996 pursuant to a court order, and the Company and the Bank have responded to the Government's first and second discovery requests. Trials on damages in two of the three WINSTAR cases that were decided by the United States Supreme Court in July 1996 were scheduled for early 1997. The trial of one of these two cases is in progress and the trial of the other case has not yet begun. Damages trials in the remaining cases subject to the Omnibus Case Management Plan are scheduled to begin four months after completion of the first two damages trials. The Company's case is one of thirteen cases that "shall be accorded priority in the scheduling" of the damages trials under the Omnibus Case Management Order. On January 3, 1997, the court issued a scheduling order scheduling the trial of the Company's case in the third month after the trials of the "priority" cases begin.

                                BANK UNITED CORP.

      In December 1996, Chief Judge Smith decided the motion IN LIMINE on damage theories of Glendale Federal, one of four WINSTAR plaintiffs, and allowed Glendale Federal to assert several other alternative damage theories against the Government. While the Company expects Plaintiffs' claims for damages to exceed $200 million, the Company is unable to predict the outcome of Plaintiffs' suit against the United States and the amount of judgment for damages, if any, that may be awarded. The Company, on November 27, 1996, moved for partial summary judgment on liability, and the Government has opposed the motion. The Company is pursuing an early trial on damages. Uncertainties remain concerning the administration of the Omnibus Case Management Order and the future course of the Company's lawsuit pursuant to the Omnibus Case Management Order. Accordingly, the Company cannot predict the timing of any resolution of its claims. The damage trial in the first case has lasted longer than was originally estimated, and the Company now expects the trial of its case to commence during the first quarter of fiscal 1999. The Company is unable to predict the outcome of its suit against the United States and the amount of judgment for damages, if any, that may be awarded. Consequently, no assurances can be given as to the results of this suit.

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
ITEM 6A.  EXHIBITS
      Exhibits followed by a parenthetical reference are incorporated herein by reference from the document described in such parenthetical reference.

EXHIBIT NO.                        IDENTIFICATION OF EXHIBIT
-----------                        -------------------------
    2.1     -     Form of Letter Agreement, by and among the general and limited partners of Hyperion Partners, L.P., dated as of June 17,
                  1996, relating to certain transactions consummated prior to the Offering (Exhibit 2.1 to Form S-1 filed on June 18, 1996)
    2.2     -     Merger Agreement, dated as of June 17, 1996, by and between the Company and Hyperion Holdings relating to the Merger
                  (Exhibit 2.2 to Form S-1 filed on August 7, 1996)
    3.1     -     Form of Restated Certificate of Incorporation of the
                  Registrant, as amended (Exhibit 3.1 to Form S-1 filed on June
                  18, 1996)
    3.2     -     Form of Bylaws of the Registrant (Exhibit 3.2 to Form S-1
                  filed on June 18, 1996)
    4.1     -     Indenture, dated as of May 15, 1993, between the Registrant and Bank of New York, as Trustee, relating to the Registrant's
                  8.05% Senior Notes due May 15, 1998 (Exhibit 4.1 to Form S-1
                  filed on June 18, 1996)
     4.2    -     Form of 8.05% Senior Note due May 15, 1998 (included in the
                  Indenture filed as Exhibit 4.1 hereto) (E hibit 4.2 to Form
                  S-1 filed on June 18, 1996)
     4.3    -     Exchange and Registration Rights relating to 8.05% Senior
                  Notes due May 15, 1998 (Exhibit 4.3 to Form S-1 filed on June
                  18, 1996)
     4.4    -     First Supplemental Indenture, dated as of January 23, 1995, between the Registrant and the Bank of New York, as Trustee, elating to 8.05% Senior Notes due May 15, 1998 (Exhibit 4.4 to
                  Form S-1 filed on June 18, 1996)
     4.5    -     Form of Class A common stock certificate (Exhibit 4.5 to Form
                  S-1 filed on July 25, 1996)

     4.6    -     Indenture, dated as of May 7, 1997, between the Registrant and
                  The Bank of New York, as Trustee, relating to the Registrant's
                  8.875 Subordinated Notes due May 1, 2007 (Exhibit 4.2 to Form
                  S-1 filed on April 24, 1997)

                                BANK UNITED CORP.

EXHIBIT NO.                        IDENTIFICATION OF EXHIBIT
-----------                        -------------------------
     4.7    -     Form of 8.875% Subordinated Notes due May 1, 2007 (included in the Indenture filed as Exhibit 4.2 hereto) (Exhibit 4.3 to Form S-1 on April 24, 1997)

     4.8    -     Form of 8.05% Senior Note due May 15, 1998 (included in
                  Indenture filed as Exhibit 4.1 hereto) (Exhibit 4.4 to Form
                  S-1 filed on April 24, 1997)

     4.9    -     Exchange and Registration Rights relating to Registrant's
                  8.05% Senior Notes due May 15, 1998. (Incorporated by reference to Exhibit 4.3 in the Registrant's Registration
                  Statement on Form S-1, Registration No. 333-06229).

     4.10   -     First Supplemental Indenture, dated as of January 23, 1995, between the Registrant and The Bank of New York, as Trustee, relating to Registrant's 8.05% Senior Notes due May 15, 1998.
                  (Incorporated by reference to Exhibit 4.4 in the Registrant's
                  Registration Statement on Form S-1, Registration No.
                  333-06229.)

     4.11   -     0coace Registrant's 8.05% Senior Notes due May 15, 1998
                  (Exhibit 4.8 to Form S-1 filed on April 24, 1997)

     4.12   -     Opinion of Wachtell, Lipton, Rosen & Katz as to the validity of the shares of Class A Common Stock. (Exhibit 5 to Form S-1 filed on January 27, 1997)

    10.1    -     Assistance Agreement dated December 30, 1988, among the Bank, the Registrant, Hyperion Holdings Inc., Hyperion Partners
                  L.P., and the FSLIC (Exhibit 10.1 to Form S-1 filed on June
                  18, 1996)

    10.1a   -     Settlement and Termination Agreement dated as of December 23,
                  1993, among the Bank, the Registrant, Hyperion Holdings Inc.,
                  Hyperion Partners L.P., and the FDIC (Exhibit 10.1a to Form
                  S-1 filed on June 18, 1996)

    10.1b   -     Tax Benefits Agreement dated December 28, 1993, among the
                  Bank, the Registrant, Hyperion Holdings Inc., Hyperion
                  Partners L.P., and the FDIC (Exhibit 10.1b to Form S-1 filed on June 18, 1996)

    10.2    -     Acquisition Agreement dated December 30, 1988, between the
                  Bank and the FSLIC (Exhibit 10.2 to Form S-1 filed on June 18,
                  1996)

    10.3    -     Warrant Agreement dated December 30, 1988, between the Bank and the FSLIC (Exhibit 10.3 to Form S-1 filed on June 18,
                  1996)

    10.3a   -     Amended and Restated Warrant Agreement dated December 28,
                  1993, between the Bank and the FDIC (Exhibit 10.3a to Form S-1 filed on June 18, 1996)

    10.4    -     Regulatory Capital Maintenance Agreement, dated December 30,
                  1988 among the Bank, the Registrant, Hyperion Holdings,
                  Hyperion Partners, and the FSLIC (terminated) (Exhibit 10.4 to
                  Form S-1 filed on June 18, 1996)

    10.5    -     Federal Stock Charter of the Bank and First Amendment to
                  charter approved on August 26, 1992 (Exhibit 10.5 to Form S-1 filed on June 18, 1996)

    10.6    -     Amended and Restated Federal Stock Charter of the Bank and
                  Second Amendment approved on October 30, 1992 (Exhibit 10.6 to
                  Form S-1 filed on June 18, 1996)

    10.6a   -     Third Amendment to the Federal Stock Charter of the Bank
                  approved on April 23, 1996 (Exhibit 10.6a to Form S-1 filed on
                  June 18, 1996)

    10.6b   -     Amended and Restated Bylaws of the Bank (Exhibit 10.6b to Form
                  S-1 filed on June 18, 1996)

    10.7    -     Specimen Preferred Stock, Series A, certificate, $25.00 per share stated value, of the Bank (Exhibit 10.7 to Form S-1
                  filed on June 18, 1996)

    10.7a   -     Certificate of Designation of oncumulative Preferred Stock,
                  Series A of the Bank (Exhibit 10.7ato Form S-1 filed on June
                  18, 1996)

    10.7b   -     Specimen Preferred Stock, Series B, certificate, $25.00 per share stated value, of the Bank (Exhibit 10.7b to Form S-1 filed on June 18, 1996)

    10.7c   -     Certificate of Designation of Noncumulative Preferred Stock,
                  Series B of the Bank (Exhibit 10.7c to Form S-1 filed on June
                  18, 1996)

    10.8    -     Data Processing Agreement dated January 1, 1992, between the
                  Bank and Systematics Financial Services, Inc., a First
                  Amendment (dated October 28, 1992), and Second Amendment
                  (dated September 1, 1992) (Exhibit 10.8 to Form S-1 filed on
                  June 18, 1996)

                                BANK UNITED CORP.

EXHIBIT NO.                        IDENTIFICATION OF EXHIBIT
-----------                        -------------------------
    10.8a   -     Third Amendment, dated December 17, 1993, to the Data
                  Processing Agreement, dated January 1, 1992, between the Bank and Systematics Financial Services, Inc. (Exhibit 10.8a to
                  Form S-1 filed on June 18, 1996)
    10.8b   -     Fourth Amendment, dated March 28, 1994, to the Data Processing
                  Agreement, dated January 1, 1992, between the Bank and
                  Systematics Financial Services, Inc. (Exhibit 10.8b to Form
                  S-1 filed on June 18, 1996)
    10.8c   -     Fifth Amendment, dated April 1, 1994 to the Data Processing
                  Agreement, dated January 1, 1992, between the Bank and
                  Systematics Financial Services, Inc. (Exhibit 10.8c to Form
                  S-1 filed on June 18, 1996)
    10.8d   -     Sixth Amendment, dated February 26, 1996 to the Data
                  Processing Agreement, dated January 1, 1992, between the Bank and Systematics Financial Services, Inc. (Exhibit 10.8d to
                  Form S-1 filed on June 18, 1996)
    10.9    -     Management and Consulting Services Agreement dated January 1,
                  1992, between the Bank and Systematics Financial Services
                  Inc., First Amendment (dated March 18, 1992), and Second
                  Amendment (dated September 1, 1992) (Exhibit 10.9 to Form S-1 filed on June 18, 1996)
    10.10   -     Lease Agreement dated April 1, 1989, between the Bank and
                  Homart Development Co. (Leased premises at 3200 Southwest
                  Freeway) and First Amendment thereto dated January 31, 1990
                  (Exhibit 10.10 to Form S-1 filed on June 18, 1996)
    10.10a  -     Second Amendment dated November 14, 1994 to Lease Agreement dated April 1, 1989, between the Bank and Homart Development
                  Co. (assigned to HD Delaware Properties, Inc.) (Exhibit 10.10a to Form S-1 filed on June 18, 1996)
    10.10b  -     Third Amendment dated January 8, 1996 to Lease Agreement dated
                  April 1, 1989, between the Bank a d Homart Development Co.
                  (predecessor in interest of HMS Office, L.P.) (Exhibit 10.10b to Form S-1 filed on June 18, 1996)
    10.11   -     Lease Agreement dated November 20, 1990, between the Bank and
                  Greenway Plaza, LTD. (Leased premises at 3800 Buffalo
                  Speedway) (Exhibit 10.11 to Form S-1 filed on June 18, 1996)
    10.12   -     Employment Agreement dated March 18, 1991, between the Bank and Barry C. Burkholder (Exhibit 10.12 to Form S-1 filed on
                  June 18, 1996)
    10.12a  -     Amendment, dated April 10, 1996, to the Employment Agreement between the Bank and Barry C. Burkholder (Exhibit 10.12a to
                  Form S-1 filed on June 18, 1996)
    10.13   -     Letter Agreement Related to Employment, dated April 4, 1990, between the Bank and Anthony J. Nocella (Exhibit 10.13 to Form
                  S-1 filed on June 18, 1996)
    10.14   -     Letter Agreement Related to Employment, dated June 18, 1990, between the Bank and George R. Bender (Exhibit 10.14 to Form
                  S-1 filed on June 18, 1996)
    10.15   -     Letter Agreement Related to Employment, dated April 6, 1990, between the Bank and Jonathon K. Heffron (Exhibit 10.15 to
                  Form S-1 filed on June 18, 1996)
    10.16   -     Letter Agreement Related to Employment, dated May 10, 1991, between the Bank and Leslie H. Green (Exhibit 10.16 to Form
                  S-1 filed on June 18, 1996)
    10.17   -     Management Incentive Plan dated April 20, 1992 (Exhibit 10.17 to Form S-1 filed on June 18, 1996)
    10.18   -     Letter Agreement, dated January 5, 1990, between Hyperion
                  Partners and certain shareholders of the Registrant with
                  respect to the provision of managerial assistance to the
                  Registrant (Exhibit 10.18 to Form S-1 filed on June 18, 1996)
    10.22   -     Supplemental Executive Savings Plan of the Bank (Exhibit 10.22
                  to Form S-1 filed on June 18, 1996)
    10.23   -     Directors Supplemental Savings Plan of the Bank (Exhibit 10.23
                  to Form S-1 filed on June 18, 1996)
    10.24   -     Warrant Purchase and Exchange Agreement, dated July 23, 1996, by and among the Parent Company, the Bank and the Federal
                  Deposit Insurance Corporation (Exhibit 10.24 to Form S-1 filed on July 25, 1996)
    10.25   -     Tax Sharing Agreement dated as of May 1, 1996, by and between the Parent Company and the Bank (Exhibit 10.25 to Form 10-K
                  filed on December 20, 1996)
    10.26   -     Form of The Company's 1996 Stock Incentive Plan (Exhibit 10.26
                  to Form S-1 filed on July 25, 1996)

                                BANK UNITED CORP.

EXHIBIT NO.                        IDENTIFICATION OF EXHIBIT
-----------                        -------------------------
    10.27   -     Form of The Company's Director Stock Plan (Exhibit 10.27 to
                  Form S-1 filed on July 25, 1996)
    10.28   -     Employment Agreement, dated August 1, 1996, between the
                  Company and Barry C. Burkholder (Exhibit 10.28 to Form 10-K
                  filed on December 20, 1996)
    10.29   -     Employment Agreement, dated August 1, 1996, between the
                  Company and Anthony J. Nocella (Exhibit 10.29 to Form 10-K
                  filed on December 20, 1996)
    10.30   -     Employment Agreement, dated August 1, 1996, between the
                  Company and Jonathon K. Heffron (Exhibit 10.30 to Form 10-K
                  filed on December 20, 1996)
    10.31   -     Employment Agreement, dated August 1, 1996, between the
                  Company and Ronald D. Coben (Exhibit 10.31 to Form 10-K filed on December 20, 1996)
    10.32   -     Form of Nontransferable Stock Agreement (Exhibit 10.32 to Form
                  S-1 filed on July 25, 1996)
    10.33   -     Form of Stock Option Agreement (Exhibit 10.33 to Form S-1
                  filed on July 25, 1996)
    10.34   -     Consulting Agreement (Exhibit 10.34 to Form 10-K filed on
                  December 20, 1996)
    10.35   -     Recovery Agreement (Exhibit 10.35 to Form 10-K filed on
                  December 20, 1996)
    10.36   -     Stock Purchase Agreement, dated January 15, 1993, between
                  Hyperion Partners and Hyperion Holdings (Exhibit 10.36 to Form
                  S-1 filed on July 25, 1996)
    10.37   -     Asset Purchase and Sale Agreement, dated January 17, 1997, between the Bank and National City Mortgage Co. (Exhibit 10.38
                  to Form 10-Q filed on February 14, 1997)
   *27      -     Financial Data Schedule
----------
      *     Filed herewith.

ITEM 6B.  REPORTS ON FORM 8-K
The Company did not file a report on Form 8-K during the nine months ended June 30, 1997.

                                BANK UNITED CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BANK UNITED CORP.
                                          (Registrant)



Date: AUGUST 13, 1997                   /S/ BARRY C. BURKHOLDER
                                        Barry C. Burkholder
                                        President
                                        Chief Executive Officer
                                        (Duly Authorized Officer)



Date: AUGUST 13, 1997                   /S/ ANTHONY J. NOCELLA
                                        Anthony J. Nocella
                                        Vice Chairman
                                        Chief Financial Officer