Form 10-K405
period 1997-09-30
BANK UNITED CORP
filed 1997-12-22
CIK 906420

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
                            ------------------------
(Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 1997.
                                          OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____________ to _____________

                       COMMISSION FILE NUMBER: 0000906420

                               BANK UNITED CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                        13-3528556
   (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

 3200 SOUTHWEST FREEWAY, SUITE 1600
           HOUSTON, TEXAS                                       77027
   (ADDRESS OF PRINCIPAL EXECUTIVE                            (ZIP CODE)
              OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 543-6958

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE

                            ------------------------

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 17, 1997 was $1,147,963,561.

     The number of shares outstanding as of the registrant's $0.01 par value common stock as of December 17, 1997 were as follows:

         TITLE OF EACH CLASS                               NUMBER OF SHARES
         -------------------                               ----------------
               Class A                                        28,354,276
               Class B                                         3,241,320

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the registrant's 1997 Annual Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

================================================================================

                               BANK UNITED CORP.
                          1997 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        -----
                                   PART I

ITEM  1. BUSINESS....................................................       1
              General................................................       1
              Community Banking Group................................       2
              Commercial Banking Group...............................       4
              Financial Markets Group................................       5
              Mortgage Servicing Group...............................       6
              Mortgage Banking Group.................................       8
              Loan Portfolio.........................................       9
              Investment Portfolio...................................      10
              Deposits...............................................      11
              Asset and Liability Management.........................      12
              Competition............................................      15
              Subsidiaries...........................................      15
              Personnel..............................................      15
              Federal Financial Assistance...........................      16
              Regulation.............................................      17
              Taxation...............................................      27

ITEM  2. PROPERTIES..................................................      30

ITEM  3. LEGAL PROCEEDINGS...........................................      30

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      31


                                   PART II

ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.......................................      32

ITEM  6. SELECTED FINANCIAL DATA.....................................      33

ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.................................      37
              Discussion of Results of Operations....................      37
              Discussion of Changes in Financial Condition...........      42
              Asset Quality..........................................      44
              Capital Resources and Liquidity........................      48
              Contingencies and Uncertainties........................      50
              Recent Accounting Standards............................      50
              Forward-Looking Information............................      50

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK......................................................      51

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................      51

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE..................................      51

                                      (i)

                                                                        PAGE
                                                                        -----
                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........      51

ITEM 11. EXECUTIVE COMPENSATION......................................      51

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT................................................      51

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............      51


                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K.......................................................      52

                                  SIGNATURES                               56

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS               58

                                      (ii)

                                     PART I
ITEM 1.  BUSINESS

GENERAL

     Bank United Corp. (the "Parent Company") was incorporated in Delaware on December 19, 1988 as USAT Holdings Inc. and became the holding company for Bank United (the "Bank") upon the Bank's formation on December 30, 1988. The Bank is a federally chartered savings bank, the deposits of which are insured by the Savings Association Insurance Fund (the "SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). In December 1996 the Parent Company formed a wholly owned Delaware subsidiary, BNKU Holdings, Inc. ("Holdings"). After acquiring the common stock of Holdings, the Parent Company contributed its common stock investment in the Bank to Holdings, and Holdings assumed the obligations of the Parent Company. As a result of these transactions, Holdings became the sole direct subsidiary of the Parent Company and the Bank became the sole direct subsidiary of Holdings. The Consolidated Financial Statements included herein include the accounts of the Parent Company, Holdings, the Bank, and the Bank's wholly owned subsidiaries (collectively known as the "Company").

     The Company is a broad-based financial services provider to consumers and businesses in Texas and selected regional markets throughout the United States. At September 30, 1997 the Company operated a 71-branch community banking network serving nearly 211,000 households, as well as 11 commercial banking offices in nine states across the country. As of September 30, 1997, the Company was the largest publicly traded depository institution headquartered in Texas, with $12.0 billion in assets, $5.2 billion in deposits and $598.5 million in stockholders' equity. The Company's address is 3200 Southwest Freeway, Houston, Texas 77027, and its telephone number is (713) 543-6500.

     After initially obtaining assets and deposits through the acquisition of failed thrifts and from the Resolution Trust Corporation (the "RTC"), the Company's operating strategy historically emphasized traditional single family mortgage lending and deposit gathering activities, with a focus on minimizing interest rate and credit risk while maximizing the net value of the Company's assets and liabilities. Over the past few years, however, the Company's management has pursued a strategy designed to reduce its reliance on its single family mortgage lending by developing higher margin commercial and consumer lending lines of business. During this time, the Company has engaged in more aggressive marketing campaigns and increased its commercial and consumer loan portfolios and the level of lower cost transaction and commercial deposit accounts. During fiscal 1997, commercial loans increased $1.2 billion, or 124%. Also during fiscal 1997, the outstanding balance of transaction accounts increased to 45% of total deposits, from 39% at September 30, 1996.

     While the pursuit of this strategy entails risks different than those present in traditional single family mortgage lending, the Company believes it has taken appropriate measures to manage these risks. To manage potential credit risk, the Company has developed comprehensive credit approval and underwriting policies and procedures for these lines of business. To offset operational and competitive risks, the Company has hired experienced commercial banking professionals and trained other personnel to manage and staff these businesses, and the Company closely monitors the conduct and performance of the businesses.

     In September and October 1997, the Company signed agreements to purchase twenty-one branches with deposits totalling $1.5 billion. See " -- Deposits". The Company intends to continue to pursue additional expansion opportunities, including acquisitions, while maintaining adequate capitalization.

     The Company's business is subject to various material business risks. For example, changes in prevailing interest rates can have significant effects on the Company's business. Some of the risks to which the Company's business is subject to may become more acute in periods of economic slowdown or recession. During such periods, payment delinquencies and foreclosures generally increase and could result in an increased incidence of claims and legal actions against the Company. In addition, such conditions could lead to a potential decline in demand for the Company's products and services.

     The Company has traditionally managed its business to limit its overall exposure to changes in interest rates; however, under the current policies of the Company's Board of Directors, management has some latitude to increase the Company's interest rate sensitivity position within certain limits. As a result, changes in market interest rates may have a greater impact on the Company's financial performance in the future than they have had historically. See "-- Asset and Liability Management."

     An increase in the general level of interest rates may affect the Company's net interest spread because of the periodic caps that limit the interest rate change on the Company's mortgage-backed securities ("MBS") and loans that pay interest at adjustable rates. Additionally, an increase in interest rates may reduce, among other things, the demand for loans and the Company's ability to originate loans. A decrease in the general level of interest rates may affect the Company through, among other things, increased prepayments on its loan and servicing portfolios and increased competition for deposits. Accordingly, changes in the level of market interest rates affect the Company's net interest spread, loan origination volume, loan and servicing portfolios, and the overall results of the Company.

     The Company's business is conducted through the Community Banking, Financial Markets, and Commercial Banking Groups, which comprise the Banking Segment, and the Mortgage Banking Segment. See Note 17 to the Consolidated Financial Statements for summarized financial information by business segment.

COMMUNITY BANKING GROUP

     The Community Banking Group's principal activities include deposit gathering, consumer lending, small business banking, and investment product sales. The Community Banking Group, which has marketed itself under the name "Bank United" since 1993, operates a 71-branch community banking network, a 24-hour telephone banking center, and a 70-unit ATM network, which together serve as the platform for the Company's consumer and small business banking activities. The community banking branch network includes 37 branches in the greater Houston area, 29 branches in the Dallas / Ft. Worth metropolitan area, and two branches each in Austin and San Antonio, as well as a branch and credit card processing center in Phoenix, Arizona. Through this branch network, the Company maintains approximately 472,000 accounts for approximately 211,000 households and businesses.

     DEPOSIT GATHERING

     The Community Banking Group offers a variety of traditional deposit products and services, including checking and savings accounts, money market accounts, and certificates of deposit ("CDs"), and deposit products and services tailored specifically to consumer and small business needs. The Community Banking Group's strategy is to become its customers' primary financial services provider by emphasizing high levels of customer service and innovative products. At September 30, 1997, the Community Banking Group maintained nearly 365,000 deposit accounts having $4.2 billion in deposits. See " -- Deposits."

     CONSUMER LENDING

     Since 1992, the Community Banking Group has engaged in consumer lending for its own portfolio. At September 30, 1997, consumer loans outstanding totalled $305.5 million and there were $190.0 million in unfunded commitments. Through the Community Banking Group, the Company offers a variety of consumer loan products, including home improvement loans, purchase-money second lien loans, and automobile loans. The Community Banking Group also provides a specialty lending program in which a preferred rate and faster service is offered to home improvement loan prospects referred to the Company by contractors. In addition, while the Company has offered its customers credit cards since 1990, the Company began credit card lending for its own portfolio in fiscal 1997. Recent Texas legislative and constitutional changes now permit certain types of home equity lending in Texas. The Community Banking Group began accepting applications for home equity loans in Texas on November 5, 1997 and will be able to close and fund loans in January 1998. The Community Banking Group has implemented the technology and processes appropriate for efficient loan underwriting and processing, including loan applications by telephone and automated underwriting.

     Consumer loans generally have higher risk of loss than single family residential loans. For example, credit card loans are easily accessible to consumers thereby contributing to an increased level of risk, fraud in particular, generally have no collateral, and are subject to complex consumer protection laws and regulations. Automobile loans carry the risk of collateral depreciation and mobility and repossession laws can make it difficult to take possession of the collateral to enforce lien rights.

     SMALL BUSINESS BANKING

     The Community Banking Group provides a broad range of credit services to its small business customers, including lines of credit, working capital loans, equipment loans, owner-occupied real estate loans, and Small Business Administration ("SBA") loans. These loans are offered with both fixed and adjustable-rates on a term basis, and adjustable-rate on a revolving basis with maturities up to 10 years for term loans and one year for revolving loans. These loans are underwritten on the financial strength of the guarantor, collateral utilized, and projected cash flow of the borrower. Additionally, borrowers are contractually required to provide periodic financial information for review. At September 30, 1997, the Community Banking Group had 561 small business loans outstanding totalling $49.5 million, $24.7 million in unfunded commitments, and $11.7 million in pending applications. The Community Banking Group's small business strategy is focused on offering loan products and services tailored specifically to most small business needs, with highly responsive credit decision-making.

     The Company is aggressively seeking to increase its small business lending volume by offering a comprehensive line of small business products and services. The Company's small business services are distributed through three channels: branch personnel, generally focusing on smaller customers with credit needs of $100,000 or less, relationship managers handling larger businesses with credit needs of up to $3,000,000, and correspondent relationships with referral sources that provide loan applications primarily for SBA loans. The Company offers a comprehensive line of cash and treasury management services to small business customers. Small business lines of credit and working capital loans are generally made on a secured basis; however, the value of the accounts receivable and inventory collateral often fluctuates with local economic conditions and may have limited marketability. Small business owner-occupied real estate loans may be secured by single-use or limited-use real estate. The valuation of these properties is based, in part, on their ability to operate successfully as going concerns. SBA loans are typically originated at higher loan-to-value ratios and for longer terms than other commercial loans and are made to borrowers that might not meet the Company's underwriting guidelines for conventional loan products. The Company is a preferred lender under the SBA program for its major retail markets of Houston, the Dallas/Ft. Worth metroplex, Austin, and San Antonio. This designation allows the Company to approve SBA-guaranteed loan applications without prior review from the SBA, thereby accelerating the decision-making process for small business loan applications. Preferred lenders receive priority funding and service from the SBA. Loans approved through the preferred lender program carry a maximum SBA guarantee of 75%. The rapid turnaround time on approvals and the longer repayment terms on SBA loans are expected to attract more small business clients for the Company.

     INVESTMENT PRODUCT SALES

     Since 1993, a subsidiary of the Bank has been marketing investment products to the Company's consumer customer base. During 1997, this subsidiary changed its name from United Financial Markets, Inc., to Bank United Securities Corp. A broad range of investment products, including stocks, bonds, mutual funds, annuities, securities, and certain other insurance policies are offered by commissioned Series 7 and Group I licensed, registered representatives. As of September 30, 1997, there were 33 such representatives operating out of certain offices located in the community banking branches. Each representative will typically be responsible for investment product sales at two to three community banking branches. Investment product sales were $150.2 million, $157.2 million, and $81 million for fiscal 1997, 1996, and 1995, respectively. Gross fee revenue from such sales were $7.2 million, $5.4 million, and $3.6 million for fiscal 1997, 1996, and 1995, respectively.

     RETAIL MORTGAGE ORIGINATIONS

     In fiscal 1997 the Company began offering mortgages through its community banking branch network. The types of loans offered during fiscal 1997 were limited to 15-and 30-year fixed-rate mortgage loans. The Community Banking Group has developed an abbreviated initial application, a promised response within two days of application, and provides a discount on the rate if the customer has the payment automatically withdrawn from a Bank United checking account. For fiscal 1997, the Community Banking Group originated $38.2 million of retail mortgage loans.

COMMERCIAL BANKING GROUP

     The Commercial Banking Group provides credit and a variety of cash management and other services to certain commercial businesses, which are primarily real estate related. Business is solicited in Texas and in targeted regional markets throughout the United States. The Commercial Banking Group earns fees on committed lines and fees and interest on loans outstanding. The Commercial Banking Group has expanded its products and industry specialties to include healthcare lending, commercial syndications, and other industrial and commercial loan products.

     MORTGAGE BANKER FINANCE

     The Commercial Banking Group provides small- and medium-sized mortgage companies with credit facilities, including warehouse lines of credit, repurchase agreements, term loans secured by mortgage servicing rights
("MSRs"), and working capital credit lines, as well as cash management services. The credit facilities provided to these mortgage companies are generally collateralized by single family mortgages or related servicing rights. The Company lends based on a percentage of the market value of the collateral. At September 30, 1997, the Company had $299.7 million in unfunded commitments and $464.2 million of Mortgage Banker Finance ("MBF") loans outstanding. Since 1994, the Commercial Banking Group has also offered commercial banking services (I.E., cash management, document custody, and deposit services) to its mortgage banking customers. Deposits related to MBF activities totalled $951.7 million at September 30, 1997. MBF loans and lines of credit are subject to the risk of collateral that fluctuates in value with changing interest rates. The loans also are subject to the risk that the collateral may be documented fraudulently or improperly. MBF loans are made generally to borrowing entities that have lower capital levels than other commercial borrowers.

     MULTI-FAMILY LENDING

     Since 1990, the Commercial Banking Group has been providing multi-family financing for established, operating multi-family properties, real estate investment trusts, and selected construction, acquisition, and rehabilitation projects. Multi-family lending is subject to the risk that the borrower may not complete the improvements to the real estate collateral in a timely manner or may misrepresent the progress or status of the project. Additionally, the value of the completed collateral is subject to market value changes and may be adversely affected by the presence of undetected, environmentally sensitive substances. To reduce these risks, the Company limits the loan amount to an amount less than its appraised value, verifies historical cash flows, and assesses the general economic conditions and the financial condition of the borrower. At September 30, 1997, the Company had $238.4 million of unfunded multi-family commitments and $775.2 million of such loans outstanding ($661.8 million in permanent loans, $107.2 million in construction loans, and $6.2 million of warehouse loans). Loans are solicited directly in Texas and in targeted regional markets throughout the United States through regional offices and selected preapproved multi-family mortgage banking correspondents.

     RESIDENTIAL CONSTRUCTION LENDING

     Since 1989, the Commercial Banking Group has been active in making loans to builders for the construction of single family properties and, on a more limited basis, loans for acquisition and development of improved residential lots. These loans are made on a commitment term that generally is for a period of one to two years. Residential construction loans are subject to the risk that a general downturn in the builder's local economy could prevent it from marketing its product profitably. Such loans are also subject to the risk that a builder might misrepresent the completion status of the homes against which it has drawn loan funds. The Company seeks to limit these risks by reviewing individual builders' experience and reputation, general financial condition, and speculative inventory levels. Additionally, construction status is reviewed by onsite inspections and the builders' ongoing financial position is monitored. During fiscal 1995 and 1994, the Company expanded into several major markets outside of Texas, including Atlanta, Chicago, Denver, Orlando, Phoenix, and Philadelphia. The Company opened offices in San Francisco, San Diego, and Washington, D.C. during fiscal 1997. Current markets in Texas include Houston, Dallas, Austin, and San Antonio. At September 30, 1997, the Company had

$274.7 million in unfunded commitments for single family construction loans and $389.2 million of such loans outstanding.

     HEALTHCARE LENDING

     In fiscal 1996, the Commercial Banking Group began making construction and permanent loans for the development and operation of long-term care facilities to select experienced operators of senior housing and long-term care facilities. Such loans are subject to risks specific to the industry such as occupancy and competition. At September 30, 1997, the Company had $153.6 million in unfunded commitments for healthcare loans and $96.0 million of such loans outstanding ($65.9 million in permanent loans and $30.1 million in construction loans). The Company applies competitive marketplace underwriting guidelines in evaluating the creditworthiness of these loans.

     COMMERCIAL REAL ESTATE LENDING

     The Commercial Banking Group is engaged in commercial real estate lending for specific products, emphasizing permanent mortgages on income producing properties, such as retail shopping centers. At September 30, 1997, the Company had $182.5 million of unfunded commercial real estate commitments and $304.8 million in such loans outstanding ($275.7 million in permanent loans and $29.1 million in construction loans). Commercial real estate loans are typically made to single-purpose business entities with limited secondary sources of repayment outside the specific project financed. The value of the collateral for such loans may be adversely affected by local market conditions and by the presence of environmentally sensitive substances. Competitive marketplace underwriting guidelines are applied in evaluating each loan transaction.

     COMMERCIAL LOAN SYNDICATIONS

     As part of the Company's strategy to develop its commercial lines of business, the Company implemented an initiative to purchase participation interests in syndicated commercial loans starting in October 1996. At September 30, 1997, this business line had $59.8 million of unfunded loan commitments, $25 million of letters of credit, and $73.0 million of loans outstanding.

FINANCIAL MARKETS GROUP

     The Financial Markets Group manages the Company's asset portfolio activities, including the acquisition, management, and securitization of loans, and began originating wholesale mortgages in February 1997. Additionally, under the supervision of the Asset and Liabilities Committee ("ALCO"), the Financial Markets Group is responsible for the Company's investment portfolio, for interest rate risk hedging strategies, and for securing funding sources other than consumer and commercial deposits. See " -- Asset and Liability Management".

     LOAN ACQUISITIONS

     The Financial Markets Group acquires residential loans, primarily single family loans, through traditional secondary market sources (mortgage companies, financial institutions, and investment banks). In fiscal 1997, 1996, and 1995 the Company purchased approximately $795.8 million, $226.3 million, and $2.7 billion of single family loans, respectively. While the Company intends to continue to pursue this strategy on a selective basis, there can be no assurance of the continued availability of portfolio acquisition opportunities or the Company's ability to obtain such portfolios on favorable terms. A majority of the $9.0 billion of loans held by the Company at September 30, 1997 was managed by the Financial Markets Group. See " -- Loan Portfolio."

     WHOLESALE MORTGAGE ORIGINATIONS

     In February 1997 the wholesale mortgage origination offices that were not sold or closed in the restructuring of the Mortgage Banking Group and other mortgage origination activities that were retained were integrated into the Financial Markets Group. See " -- Mortgage Banking Group". These offices provide qualified mortgage brokers nationwide with a variety of fixed and adjustable-rate mortgage products. The wholesale mortgage origination offices originate loans for the Company's portfolio and for sale and originated $1.5 billion and $1.7 billion of loans in fiscal 1997 and 1996, respectively including loans originated by the Mortgage Banking Group through January 31, 1997. At September 30, 1997, there were $211.5 million in unfunded commitments for wholesale mortgage originations.

     Recent Texas legislative and constitutional changes now permit certain types of home equity lending in Texas. The wholesale mortgage origination offices began accepting applications for home equity loans in Texas on November 5, 1997 and will be able to close and fund loans in January 1998.

     WHOLESALE FUNDINGS

     The Financial Markets Group arranges funding sources other than consumer and commercial deposits for the Company. Wholesale funding sources include advances from the Federal Home Loan Bank of Dallas ("FHLB Dallas"), borrowings on securities sold under agreements to repurchase ("reverse repurchase agreements") and brokered deposits. At September 30, 1997, wholesale activities provided $5.4 billion in funding. See "Management's Discussion and Analysis -- Capital Resources and Liquidity" and Notes 7, 8, and 9 to the Consolidated Financial Statements.

     INVESTMENT PORTFOLIO MANAGEMENT

     The Financial Markets Group manages the Company's investment portfolio, which totalled approximately $2.0 billion at September 30, 1997. The Financial Markets Group seeks to maintain a portfolio of assets that provides for liquidity needs and maintains an interest rate spread over matched funded liabilities, including assets that may be pledged as collateral for secured borrowings, and that maximizes utilization of the Bank's risk-based capital. See " -- Investment Portfolio", "-- Asset and Liability Management", and Notes
2, 3, and 4 to the Consolidated Financial Statements.

     SECURITIZATION AND SALE OF LOANS

     In May 1996 the Financial Market Group began purchasing the government-guaranteed portion of SBA loans through Bank United Securities Corp, the Bank's broker-dealer subsidiary. These loans are then pooled and securitized. During fiscal 1997 and 1996, $406.3 million and $58 million, respectively, of SBA loans were purchased. A portion of these SBA loans were pooled into securities totalling $341.5 million and $30.5 million during fiscal 1997 and 1996, respectively. The Company was the fourth largest SBA pool assembler in the United States as of September 30, 1997.

     From time to time, the Financial Markets Group evaluates the Company's loan portfolio for securitization opportunities and, when appropriate, creates securities and retains the master servicing. In fiscal 1992 through fiscal 1994, the Financial Markets Group structured seven single family securitization transactions, creating $1.8 billion in MBS. The Company has sold substantially all of the non-investment grade MBS created, thus enhancing the Bank's risk-based capital ratios and credit quality. During fiscal 1996, the Financial Markets Group participated in the structuring and issuance of a multi-family MBS totalling $152.7 million.

     These securitization activities are separate from secondary marketing activities involving single family warehouse loans.

     SERVICING RETENTION UNIT

     In September 1997 the Company established a special residential production unit to focus on refinancing loans within its residential servicing portfolio. This new group, the Servicing Retention Unit, promptly reacts to customer activities that may indicate a possibility of prepayment and proactively solicits borrowers that have an identified possibility of refinance. The Servicing Retention Unit's objective is to extend the life of the existing portfolio by reducing gross prepayments.

MORTGAGE SERVICING GROUP

     At September 30, 1997, the Company's single family mortgage servicing portfolio totalled $24.5 billion or 249,600 loans, including $4.0 billion of loans serviced for the Company's own account. Mortgage loan servicing activities include collecting and accounting for payments from borrowers, remitting payments to investors, collecting funds for and paying mortgage-related expenses such as taxes and insurance, inspecting the collateral as required, collecting from and, if necessary, foreclosing on delinquent borrowers, disposing of properties received in foreclosures, and generally administering the loans. Mortgage servicing operations are technology and process management intensive. The Company views itself as being competitively positioned to service loans in an efficient and cost effective manner relative to its peers. The Mortgage Servicing Group also offers insurance and other ancillary products and services to its loan customers.

     SERVICING FOR OTHERS

     The Company enters into agreements to service loans for other loan investors, in exchange for servicing fees, primarily through the purchase of servicing rights, and to a lesser extent, through the sale of loans it has originated while retaining the right to service the loans. The Mortgage Servicing Group services loans owned by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), private mortgage investors, and the Company.

     Servicing fees are withheld from the monthly payments made to investors, are usually based on the principal balance of the loan being serviced, generally range from 0.25% to 0.50% annually of the outstanding principal amount of the loan, and are recognized only as payments are received. Minimum servicing fees for substantially all loans serviced that have been securitized into MBS are set from time to time by the sponsoring agencies. As a servicer of loans securitized by the GNMA, the FNMA, and the FHLMC, the Company may be obligated to make timely payment of principal and interest to security holders, whether or not such payments have been made by borrowers on the underlying mortgage loans. With respect to mortgage loans securitized under GNMA programs, the Company is insured by the Federal Housing Administration ("FHA") against foreclosure loss on FHA loans, and by the Department of Veteran's Affairs ("VA") through guarantees on VA loans. Although the GNMA, the FNMA, and the FHLMC are obligated to reimburse the Company for principal and interest payments advanced by the Company as a servicer, the funding of delinquent payments or the exercise of foreclosure rights involves costs to the Company that may not be fully reimbursed or recovered.

     Loan administration contracts with the FNMA, and typically with private investors, provide for continuation of servicing over the term of the loan, but permit termination for cause or termination without cause upon payment of a cancellation fee. Loan administration contracts with the GNMA and the FHLMC are terminable only for cause. Management believes that the Mortgage Servicing Group is currently in substantial compliance with all material rules, regulations, and contractual obligations related to mortgage loan servicing.

     VALUATION

     Mortgage servicing portfolio levels are influenced by market interest rates. Lower market interest rates prompt an increase in prepayments as consumers refinance their mortgages at lower rates of interest. As prepayments increase, the life of the servicing portfolio is reduced, decreasing the servicing fee revenue that will be earned over the life of that portfolio and the price third-party purchasers are willing to pay. The fair value of servicing is also influenced by the supply and demand of servicing available for purchase at any point in time. Conversely, as interest rates rise, prepayments generally decrease, resulting in an increase in the value of the servicing portfolio.

     The weighted average interest rate in the single family servicing portfolio has decreased from 9.57% at September 30, 1991 to 8.10% at September 30, 1997, principally as a result of the origination of mortgage loans with increasingly lower rates during fiscal 1991 to 1997, the prepayment and refinancing of higher rate mortgages, and purchases of mortgage servicing rights ("MSRs") on loans originated by others at lower rates. At September 30, 1997, the weighted average contractual maturity (remaining years to maturity) of the loans in the single family mortgage loan servicing portfolio was approximately 23 years.

     The following table presents the percentage of loans in the single family servicing portfolio at September 30, 1997 in each interest rate category.

                                         LESS
                                         THAN       7.00-      8.01-     9.01-     10.01-    11.01-    12.01%
                                         7.00%      8.00%      9.00%     10.00%    11.00%    12.00%    & ABOVE
                                       ---------  ---------  ---------   ------    ------    ------    -------
Government...........................        4.7%      12.3%       9.2%    3.0%      0.7%      0.2%       0.1%
Conventional.........................        6.5       26.7       30.6     4.4       1.0       0.3        0.3
                                       ---------  ---------  ---------   ------    ------    ------    -------
     Total...........................       11.2%      39.0%      39.8%    7.4%      1.7%      0.5%       0.4%
                                       =========  =========  =========   ======    ======    ======    =======

     At September 30, 1997, the largest concentrations of the single family servicing portfolio were in California (22.7%) and Texas (12.6%). The performance of the loans in the servicing portfolio may be affected by changes in the local economic and business conditions.

     Of the loans serviced by the Mortgage Servicing Group at September 30, 1997, 5.11% were delinquent and an additional 0.77% were in foreclosure.

     The factors discussed above are considered when determining the valuation of the MSRs, along with market assumptions regarding expected prepayment speeds. There was no MSR valuation allowance at September 30, 1997 or 1996.

     LOAN SERVICING PORTFOLIO

                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------------
                                           1997          1996          1995
                                       ------------  ------------  ------------
                                                    (IN THOUSANDS)
ACTIVITY
Beginning balance....................  $ 13,246,848  $ 12,532,472  $  8,920,760
    Purchases(1).....................    12,384,544     1,233,117     4,425,194
    Servicing on originated loans....     2,219,294     3,689,994     3,338,628
    Prepayments......................    (1,870,400)   (1,600,195)     (937,509)
    Sales(1).........................      (929,687)   (2,130,004)   (2,840,244)
    Amortization.....................      (436,541)     (373,964)     (294,567)
    Foreclosures.....................       (95,662)     (104,572)      (79,790)
                                       ------------  ------------  ------------
Ending balance.......................  $ 24,518,396  $ 13,246,848  $ 12,532,472
                                       ============  ============  ============
BY TYPE
    Conventional.....................  $ 19,034,564  $  9,663,715  $  9,442,600
    Government.......................     5,483,832     3,583,133     3,089,872
                                       ------------  ------------  ------------
                                       $ 24,518,396  $ 13,246,848  $ 12,532,472
                                       ============  ============  ============
BY OWNER
    Others...........................  $ 20,521,294  $  9,494,788  $  8,521,772
    Company..........................     3,997,102     3,752,060     4,010,700
                                       ------------  ------------  ------------
                                       $ 24,518,396  $ 13,246,848  $ 12,532,472
                                       ============  ============  ============
------------
(1) The actual release or transfer of servicing does not necessarily take place during the same period as the related sale or purchase of MSRs.

     During fiscal 1997 and 1996, the Company continued to be an active purchaser of MSRs. MSRs increased $148.8 million, or 121%, during fiscal 1997, reflecting the purchase of servicing rights associated with $12.6 billion of single family mortgage loans at a premium of $166.5 million. The single family servicing portfolio increased to $24.5 billion at September 30, 1997 compared to $13.2 billion at September 30, 1996. The servicing portfolio at September 30, 1997 included $7.5 billion of loans for which the servicing rights had not yet been transferred to the Company. Such rights were transferred during the first quarter of fiscal 1998. These acquisitions also contributed to the increase in servicing related receivables included in other assets. See Note 6 to the Consolidated Financial Statements.

MORTGAGE BANKING GROUP

     Historically, the Mortgage Banking Group's principal activities were comprised of retail originations, wholesale mortgage originations, and mortgage servicing. Consistent with the Company's strategy to reduce its reliance in its single family mortgage lending, the Company evaluated its alternatives with respect to its mortgage banking business. As a result of this evaluation and in order to attempt to mitigate the negative effect on profitability of increased competition in the loan origination business of the Mortgage Banking Group, the Company implemented a profitability improvement plan during fiscal 1996. Effective February 1, 1997, the Company sold certain of its retail and wholesale mortgage origination offices. In connection with this sale, the remaining offices were restructured or closed. The Company retained its mortgage servicing business, its retail mortgage origination capability in Texas through its community banking branches, and its wholesale mortgage and other origination capabilities through its Financial Markets Group. For the four months ending January 31, 1997 and fiscal 1996, the Mortgage Banking Group originated $638.4 million and $2.1 billion, respectively, in retail mortgage loans and $614.5 million and $1.7 billion, respectively, in mortgage loans through its wholesale operations. See
" -- Financial Markets Group -- Wholesale Mortgage Originations" and Note 17 to the Consolidated Financial Statements.

LOAN PORTFOLIO

     The Company has focused in recent years on originating and servicing commercial and consumer loans. However, the loan portfolio still reflects the Bank's origins as a thrift institution, with single family mortgage fundings constituting a majority of loans made. The following table shows loan funding levels. Fundings include originations of new loans and increases in existing loans, such as lines of credit (excluding increases in MBF loans). Commercial loans include the following loan categories: single family construction, multi-family, multi-family construction, commercial real estate, commercial real estate construction, commercial syndications, healthcare, healthcare construction, small business, and MBF lines of credit ("commercial"). A summary of all of the activity in the loan portfolio is shown in "Management's Discussion and Analysis -- Discussion of Changes in Financial Condition".

                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------------
                                           1997          1996          1995
                                       ------------  ------------  ------------
                                                    (IN THOUSANDS)
FUNDINGS
Single family........................  $  2,188,273  $  3,602,009  $  3,226,324
Commercial...........................     1,492,931       891,306       547,117
Consumer.............................       152,665       125,596        99,249
                                       ------------  ------------  ------------
          Total......................  $  3,833,869  $  4,618,911  $  3,872,690
                                       ============  ============  ============

     The following table shows the composition of the loan portfolio.

                                                                 AT SEPTEMBER 30,
                                       --------------------------------------------------------------------
                                           1997          1996          1995          1994          1993
                                       ------------  ------------  ------------  ------------  ------------
                                                                  (IN THOUSANDS)
HELD FOR INVESTMENT
     Single family...................  $  5,820,495  $  6,152,504  $  7,061,088  $  4,203,614  $  2,847,602
     Single family construction......       389,230       242,525       115,436        57,786        35,904
     Multi-family....................       661,774       479,833       356,587       256,362        94,120
     Multi-family construction.......       107,215        31,355        35,430        20,437        17,935
     Commercial real estate..........       275,694        10,538        27,393        61,919        49,510
     Commerical real estate
       construction..................        29,088        21,551         3,613       --            --
     Commercial syndications.........        72,981       --            --            --            --
     Healthcare......................        65,886         8,750       --            --            --
     Healthcare construction.........        30,091       --            --            --            --
     Small business..................        45,350        22,798         6,495       --            --
     Mortgage banker finance lines of
       credit........................       464,189       139,872       109,339       147,754       385,548
     Consumer........................       305,545       173,518       123,096       108,179        57,902
                                       ------------  ------------  ------------  ------------  ------------
                                          8,267,538     7,283,244     7,838,477     4,856,051     3,488,521
     Allowance for credit losses.....       (39,172)      (39,633)      (36,763)      (23,378)      (27,970)
     Accretable unearned discounts
       and net deferred loan
       origination fees..............        (6,740)      (16,458)      (38,038)      (52,345)      (26,111)
                                       ------------  ------------  ------------  ------------  ------------
                                          8,221,626     7,227,153     7,763,676     4,780,328     3,434,440
                                       ------------  ------------  ------------  ------------  ------------
HELD FOR SALE, PRIMARILY
  SINGLE FAMILY......................       773,603       292,335       496,564       265,846     1,427,939
                                       ------------  ------------  ------------  ------------  ------------
          Total loans................  $  8,995,229  $  7,519,488  $  8,260,240  $  5,046,174  $  4,862,379
                                       ============  ============  ============  ============  ============

     The Company's loan portfolio is concentrated in certain geographical regions, particularly California. The performance of such loans may be affected by changes in local economic and business conditions. Unfavorable or worsened economic conditions throughout California could have a materially adverse effect on the Company's financial condition, results of operations or liquidity. See
Note 5 to the Consolidated Financial Statements for a geographic distribution of the loan portfolio.

INVESTMENT PORTFOLIO

                                                   AT SEPTEMBER 30,
                                       ----------------------------------------
                                           1997          1996          1995
                                       ------------  ------------  ------------
                                                    (IN THOUSANDS)
Securities purchased under agreements
  to resell and federal funds sold...  $    349,209  $    674,249  $    471,052
Securities
     U.S. government and agency......        66,596        64,544       116,013
     Other...........................        11,213         1,149         1,081
Mortgage-backed securities
     U.S. government and agency......       651,292       556,853       802,729
     Other...........................       918,413     1,101,055     1,595,534
                                       ------------  ------------  ------------
          Total......................  $  1,996,723  $  2,397,850  $  2,986,409
                                       ============  ============  ============

     The Company maintains an investment portfolio for investment and liquidity purposes. The investment portfolio consists primarily of MBS. MBS were acquired as a means of investing in housing-related mortgage instruments while incurring less credit risk than that which arises in holding a portfolio of non-securitized loans. Additionally, MBS include securities created through the securitization of the Company's single family loans. The MBS in the investment portfolio include FNMA, FHLMC, and GNMA certificates ("agency securities"), privately issued and credit enhanced MBS ("non-agency securities"), and certain types of collateralized mortgage obligations ("CMOs").

     FNMA, FHLMC, and GNMA certificates are modified pass-through MBS that represent undivided interests in underlying pools of fixed-rate or certain types of adjustable-rate, single family loans issued by the GNMA, a governmental agency, and by the FNMA and the FHLMC, government-sponsored enterprises. The non-agency securities acquired by the Company have been pooled and sold by private issuers and were generally underwritten by large investment banking firms. These securities provide for the timely payments of principal and interest either through insurance issued by a reputable insurer or by subordinating certain payments under other securities secured by the same mortgage pool in a manner that is sufficient to have the senior MBS earn one of the two highest credit ratings from one or more of the nationally recognized statistical rating agencies. As of September 30, 1997, all of the non-agency MBS had a credit rating of AA/Aa or higher as defined by the Standard & Poor's Corporation or Moody's Investor Services, Inc.

     See Notes 1 through 4 to the Consolidated Financial Statements for additional information related to the assets in the investment portfolio.

DEPOSITS

     The Company attracts a majority of its deposits through its 71-branch community banking network located primarily in the Houston area and the Dallas/Ft. Worth metroplex. Over the past few years, the Company's management has pursued a strategy designed to increase the level of lower cost transaction and commercial deposit accounts. During fiscal 1997 the outstanding balances of transaction accounts increased to 45% of total deposits up from 39% at September 30, 1996. The number of consumer and commercial checking accounts increased to over 163,000 at September 30, 1997, up from 135,000 at September 30, 1996. The composition of the Company's deposits by business unit, type of customer, and type of account was as follows:

                                                AT SEPTEMBER 30,
                                      ----------------------------------
                                         1997        1996        1995
                                      ----------  ----------  ----------
                                               (IN THOUSANDS)
BUSINESS UNIT
Community Banking.................... $4,201,898  $4,051,055  $3,946,433
Commercial Banking...................    973,123     889,039     919,417
Financial Markets....................     72,647     207,851     316,370
                                      ----------  ----------  ----------
                                      $5,247,668  $5,147,945  $5,182,220
                                      ==========  ==========  ==========
TYPE OF CUSTOMER
Consumer............................. $4,071,214  $3,939,631  $3,868,498
Commercial...........................  1,103,807   1,000,463     997,352
Wholesale............................     72,647     207,851     316,370
                                      ----------  ----------  ----------
                                      $5,247,668  $5,147,945  $5,182,220
                                      ==========  ==========  ==========
TYPE OF ACCOUNT
Time (CDs)........................... $2,878,952  $3,122,200  $3,382,274
Transaction..........................  2,368,716   2,025,745   1,799,946
                                      ----------  ----------  ----------
                                      $5,247,668  $5,147,945  $5,182,220
                                      ==========  ==========  ==========

     Currently, the principal methods used by the Community Banking Group to attract and retain deposit accounts include offering generally competitive interest rates, having branch locations in these major Texas markets, and offering a variety of services for the Company's customers. The Company uses traditional marketing methods to attract new customers and savings deposits, including newspaper, radio, and television advertising. The Company offers a traditional line of deposit products that currently includes checking, commercial checking, money market, savings accounts, and CDs, as well as offering treasury management services to small business customers. These deposit products are specifically tailored to meet the needs of the Company's consumer and small business banking customers. The following table illustrates the levels of deposits gathered by the Company's community banking network by region at September 30, 1997.

                                                                    AVERAGE
                                                                   DEPOSITS
                                        NUMBER OF     DEPOSITS        PER
              LOCATION                  BRANCHES    OUTSTANDING     BRANCH
-------------------------------------   ---------   ------------   ---------
                                               (DOLLARS IN THOUSANDS)
Houston area.........................       37      $  2,534,803    $ 68,508
Dallas/Ft. Worth metroplex...........       29         1,426,023      49,173
Other................................        5           241,072      48,214
                                            --
                                                    ------------
     Total...........................       71      $  4,201,898      59,182
                                            ==      ============

     In October 1997 the Company signed an agreement to purchase 18 branches and related deposits from Guardian Savings and Loan Association. The branches, six in the Houston area and 12 in the Dallas/Ft. Worth Metroplex, have combined deposits of $1.44 billion. Final closing of this transaction is expected in January 1998. In September 1997, the Company agreed to purchase three branches in the Dallas area, with $66 million in deposits from California Federal Savings Bank, FSB. This transaction closed in December 1997. After considering these transactions, the Company was ranked third in terms of deposits in both Houston and the Dallas/Ft. Worth metroplex based on a consumer deposit report for December 1996.

     The Commercial Banking Group also gathers deposits by offering cash management services to its MBF customers. These commercial deposit accounts are comprised of operating accounts of MBF customers, escrow deposits, and principal and interest payments on the loans serviced by MBF customers. While the Company does not generally solicit brokered deposits, the Financial Markets Group from time to time accepts brokered deposits when permitted by regulation and available at favorable rates. Wholesale deposits are raised from time to time by the Financial Markets Group from institutional investors. These deposits tend to be interest rate sensitive and are subject to withdrawal if the rates paid on these deposits are not competitive with other markets rates. See "Management's Discussion and Analysis -- Capital Resources and Liquidity -- Deposits" and
Note 7 to the Consolidated Financial Statements.

ASSET AND LIABILITY MANAGEMENT

     The Company's asset and liability management process is utilized to manage the Company's interest rate risk through structuring the balance sheet and off-balance-sheet portfolios to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. The achievement of this goal requires a balance between profitability, liquidity, and interest rate risk.

     Interest rate risk is managed by the ALCO, which is composed of senior officers of the Company, in accordance with policies approved by the Company's Board of Directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies, and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activity, warehouse loans and commitments to originate loans ("mortgage pipeline"), and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits, and consumer and commercial deposit activity.

     To effectively measure and manage interest rate risk, the Company uses simulation analysis to determine the impact on net interest income under various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and market value sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by executive management and the Company's Board of Directors on an ongoing basis. The Company has traditionally managed its business to reduce its overall exposure to changes in interest rates. However, under current policies of the Company's Board of Directors, management has been given some latitude to increase the Company's interest rate sensitivity position within certain limits if, in management's judgment, it will enhance profitability. As a result, changes in market interest rates may have a greater impact on the Company's financial performance in the future than they have had historically.

     The Company manages its exposure to interest rates by entering into certain financial instruments with off-balance-sheet risk in the ordinary course of business. The Company does not enter into instruments such as leveraged derivatives or structured notes for the purposes of reducing interest rate risk. The financial instruments used for hedging interest rate risk include interest rate swaps, caps, floors, financial options, financial futures contracts, and forward delivery contracts. A hedge is an attempt to reduce risk by creating a relationship whereby any losses on the hedged asset or liability are expected to be offset in whole or in part by gains on the hedging financial instrument. Thus, market risk resulting from a particular instrument is normally offset by other on or off-balance-sheet transactions. See Note 11 to the Consolidated Financial Statements.

     The following table presents an analysis of the sensitivity inherent in the Company's net interest income and market value of portfolio equity (market value of assets, less liabilities, adjusted for the market value of MSRs and off-balance-sheet instruments). The interest rate scenarios presented in the table include interest rates at September 30, 1997 and as adjusted by instantaneous parallel rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions.

     Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The net interest income variability reflects the Company's negative interest rate sensitivity gap (defined below) and does not include the decrease in earnings from an increase in amortization of servicing intangible assets that may be caused by higher prepayments when rates decline. The market value of portfolio equity is significantly impacted by the estimated effect of prepayments on the value of single family loans, MBS and servicing as rates decline. Further, this analysis is based on the Company's assets, liabilities, MSRs and off-balance sheet instruments at September 30, 1997 and does not contemplate any actions the Company might undertake in response to changes in market interest rates, such as the creation of additional servicing value by refinancing the single family loan portfolio. This action could minimize the decrease in market value of portfolio equity in the downward rate scenarios.

           CHANGE IN        NET INTEREST     MARKET VALUE OF
         INTEREST RATES        INCOME        PORTFOLIO EQUITY
         --------------     ------------     ----------------
              +200              (9.92)%            (8.56)%
              +100              (3.01)             (0.57)
                 0               0.00               0.00
              -100               1.23              (7.78)
              -200               3.56             (12.01)

     The interest rate sensitivity gap ("gap") is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. During a period of rising interest rates, a positive gap (where the amount of maturing and repricing assets exceeds liabilities) would tend to have a positive impact on net interest income while a negative gap (where the amount of maturing and repricing liabilities exceeds assets) would tend to have a detrimental impact. During a period of declining interest rates, a negative gap would tend to have a positive impact on net interest income while a positive gap would tend to have a detrimental impact.

     The Company's one-year cumulative gap position at September 30, 1997 was negative $579.5 million or 4.84% of assets. This is a one-day position that is continually changing and is not indicative of the Company's position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the gap position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the gap position, an institution could have a matched gap position in the current rate environment and still have its net interest income exposed to interest rate risk.

     The following table sets forth the expected maturity and repricing characteristics of the Company's consolidated assets, liabilities and off-balance sheet contracts at September 30, 1997.

                                                         AMOUNTS MATURING OR REPRICING IN
                                       ------------------------------------------------------------------
                                                        AFTER
                                                        THREE        AFTER         AFTER
                                       LESS THAN       MONTHS     SIX MONTHS      ONE YEAR
                                         THREE       BUT WITHIN   BUT WITHIN     BUT WITHIN      AFTER         NON-
                                         MONTHS      SIX MONTHS    ONE YEAR      FIVE YEARS    FIVE YEARS    REPRICING     TOTAL
                                       ----------    -----------  -----------    ----------    ----------    ---------   ----------
                                                                  (DOLLARS IN THOUSANDS)
ASSETS(1)
  Cash and investment
    securities(2)....................  $  649,954    $   --        $  --         $  25,140      $ 40,127     $  --       $  715,221
  Adjustable-rate loans and
    mortgage-backed securities.......   4,489,324     1,582,057    1,235,265     1,006,269        62,770        --        8,375,685
  Fixed-rate loans and
    mortgage-backed securities.......     303,004        95,165      191,554       825,376       697,293        --        2,112,392
  Other assets.......................      --            --           --            --            --           763,774      763,774
                                       ----------    -----------  -----------   ----------      ---------    ---------  -----------
      Total assets...................  $5,442,282    $1,677,222   $1,426,819    $1,856,785      $800,190     $ 763,774  $11,967,072
                                       ==========    ===========  ===========   ==========      =========    =========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Certificates of deposit............  $  485,015    $  454,055    $ 798,845    $1,140,068      $    969     $  --       $2,878,952
  Checking and savings(3)............   2,368,716        --           --            --            --            --        2,368,716
                                       ----------    -----------  -----------   -----------     ---------    ---------  -----------
      Total deposits.................   2,853,731       454,055      798,845     1,140,068           969        --        5,247,668
  Notes payable......................      --            --              500        --           219,699        --          220,199
  FHLB advances and other
    borrowings.......................   4,537,635       632,079      110,000        21,245        --            --        5,300,959
  Other liabilities..................      --            --           --            --            --           414,267      414,267
  Minority interest..................      --            --           --            --            --           185,500      185,500
  Stockholders' equity...............      --            --           --            --            --           598,479      598,479
                                       ----------    -----------  -----------   -----------    ----------    ---------  -----------
      Total liabilities, minority
        interest, and stockholders'
        equity.......................  $7,391,366    $1,086,134    $ 909,345    $1,161,313      $220,668    $1,198,246  $11,967,072
                                       ==========    ===========  ===========    ==========     =========   ==========  ===========
Gap before off-balance-sheet
  financial instruments.............. $(1,949,084)   $  591,088    $ 517,474    $  695,472      $579,522     $(434,472)
OFF-BALANCE-SHEET(4)
  Interest rate swap
    agreements -- pay fixed..........     261,000        --           --          (225,500)      (35,500)       --
                                      -----------   ------------  -----------    ----------    ----------    ---------
Gap.................................. $(1,688,084)   $  591,088    $ 517,474     $ 469,972      $544,022     $(434,472)
                                      ===========   ============  ===========    ==========    ==========    =========
Cumulative gap....................... $(1,688,084)  $(1,096,996)   $(579,522)
                                      ===========   ============  ===========
Cumulative gap as a percentage of
  total assets.......................      (14.11)%       (9.17)%      (4.84)%
                                      ===========    ===========  ===========

------------
(1) Fixed-rate loans and MBS are distributed based on their contractual maturity adjusted for anticipated prepayments, and adjustable-rate loans and MBS are distributed based on the interest rate reset date and contractual maturity adjusted for anticipated prepayments. Loans and MBS runoff and repricing assumes a constant prepayment rate based on coupon rate and maturity. The weighted average annual projected prepayment rate was 18%.

(2) Investment securities include securities purchased under agreements to resell ("repurchase agreements"), federal funds sold, securities, and FHLB stock.

(3) Checking and savings deposits are presented in the earliest repricing period since amounts in these accounts are subject to withdrawal upon demand.

(4) The above table includes only those off-balance-sheet financial instruments which impact the gap in all interest rate environments. The Company also has certain off-balance-sheet financial instruments which hedge specific interest rate risks.

COMPETITION

     The Company competes primarily with certain commercial banks and thrift institutions, some of which have a substantial presence in the same markets as the Company. Competitors for deposits include thrift institutions, commercial banks, credit unions, full service and discount broker dealers, and other investment alternatives, such as mutual funds, money market funds, savings bonds and other government securities. The Company and its peers compete primarily on the price at which products are offered and on customer service.

     The Company competes for mortgage originations with thrift institutions, banks, insurance companies, and mortgage companies. Primary competitive factors include service quality, relationships with builders and real estate brokers, and rates and fees. Many of the Company's competitors are, or are affiliated with, organizations with substantially larger asset and capital bases (including regional and multi-national banks and bank holding companies) and with lower funding costs.

SUBSIDIARIES

     In December 1996 the Company formed a wholly owned Delaware subsidiary, Holdings. After acquiring the common stock of Holdings, the Company contributed its common stock investment in the Bank to Holdings, and Holdings assumed the obligations of the Company. As a result of these transactions, at September 30, 1997, Holdings became the sole direct subsidiary of the Company and the Bank became the sole direct subsidiary of Holdings.

     The Bank is permitted to invest in the capital stock, obligations, and other securities of its service corporations in an aggregate amount not to exceed 2% of the Bank's assets, plus an additional 1% of assets if such investment is used for community development or inner city development purposes. In addition, if the Bank meets minimum regulatory capital requirements, it may make certain conforming loans in an amount not exceeding 50% of the Bank's regulatory capital to service corporations of which the Bank owns more than 10% of the stock. At September 30, 1997, the Bank was authorized to have a maximum investment of approximately $358.2 million in its subsidiaries. The subsidiaries of the Bank whose operations are ongoing include Bank United Securities Corp., United Agency Corporation, and United Mortgage Securities Corporation.

    BANK UNITED SECURITIES CORP.

     The Bank is the sole shareholder of Bank United Securities Corp. ("BUS"), a Texas corporation, which acts as a full-service broker-dealer. BUS, through its institutional division, sells various securities products and whole loans and engages in the deposit referral business with institutional and sophisticated retail customers. Through its retail division, BUS markets annuities and securities, including mutual funds, stocks, and bonds, to the Bank's community banking customers. BUS is a broker-dealer registered with the Securities and Exchange Commission ("SEC") and a member of the National Association of Securities Dealers, Inc. ("NASD"). BUS changed its name from United Financial Markets, Inc., effective April 1, 1997.

    UNITED AGENCY CORPORATION

     United Agency Corporation is a wholly owned subsidiary of the Bank whose primary purpose is holding the stock of Commonwealth General Services Agency, Inc., an Arkansas corporation incorporated in 1951 ("CGSA"). CGSA is a managing general insurance agency that contracts with insurance companies and agencies that offer insurance products to the Bank's mortgage loan customers. CGSA earns a commission on each insurance policy sold by the insurance companies or agencies with which CGSA contracts.

    UNITED MORTGAGE SECURITIES CORPORATION

     The Bank is the sole shareholder of United Mortgage Securities Corporation, a Delaware corporation formed in 1993 to issue MBS securitized with mortgage loans purchased from the Bank.

PERSONNEL

     As of September 30, 1997, the Company employed 1,408 full-time employees and 255 part-time employees. The employees are not represented by a collective bargaining agreement, and the Company believes that it has good relations with its employees. See Note 12 to the Consolidated Financial Statements.

FEDERAL FINANCIAL ASSISTANCE

     In connection with the acquisition of United Savings Association of Texas (the "Acquisition"), the Bank, the Company, and certain of their direct and indirect parent entities entered into an overall agreement with the Federal Savings and Loan Insurance Corporation ("FSLIC") and the Federal Home Loan
Bank Board ("FHLBB") that was evidenced by several written agreements (the "Agreements"). The principal contract relating to the Acquisition was an agreement, dated December 30, 1988, among the FSLIC, the Company, the Bank, and certain of the Bank's other direct and indirect parent entities and which set forth certain mutual, interdependent commitments of the parties with respect to the Acquisition ("Assistance Agreement"). All of the Agreements have terminated except one provision of the Assistance Agreement granting certain indemnities to the Bank, the Company, Hyperion Holdings, Inc., a Delaware corporation ("Hyperion Holdings"), Hyperion Partners L.P., a Delaware limited partnership ("Hyperion Partners"), a forebearance letter (the "Forebearance Agreement"), and the tax benefits agreement, dated December 28, 1993 ("Tax Benefits Agreement"), among the Bank, the Company, Hyperion Holdings, and Hyperion Partners, which governs the sharing of tax benefits with the FDIC as manager of the FSLIC Resolution Fund (the "FRF"), ("FDIC-FRF"). See
"-- Taxation -- FSLIC Assistance".

     On December 23, 1993, the Company and the Bank, along with certain of their direct and indirect parent entities, entered into an agreement with the FDIC to settle certain disputes with respect to various matters relating to the Acquisition and the Assistance Agreement (the "Settlement Agreement").
Pursuant to the Settlement Agreement, the Assistance Agreement was terminated and, as of December 28, 1993, the Bank no longer received any significant financial assistance from the FRF. The Settlement Agreement also provided for the continuation of certain of the Company's and the Bank's claims against the United States in the United States Court of Federal Claims. See
"-- Forbearance".

    WARRANT AGREEMENT

     Concurrent with the execution of the Assistance Agreement, the Bank and the FSLIC entered into an agreement, pursuant to which the FSLIC was granted a warrant to purchase up to 158,823 shares of common stock of the Bank at an exercise price of $0.01 per share ("Warrant"). Pursuant to the Settlement Agreement, the parties agreed that the Bank was to make payments in lieu of dividends to the holder of the Warrant upon any payment of dividends on the common stock of the Bank (other than dividends for which anti-dilution adjustments are made) beginning December 28, 1993 until December 30, 1998 or such earlier date as the Warrant was no longer outstanding. In May 1996 the Bank made a payment in lieu of such dividends to the FDIC-FRF of $5.9 million in connection with the declaration of a $100 million dividend on the common stock of the Bank.

     In August 1996, the FDIC surrendered a portion of the Warrant for a cash payment of $6.1 million, exercised the remainder of the Warrant for common stock of the Bank, and immediately exchanged the shares of common stock of the Bank issued upon exercise of the Warrant for 1,503,560 shares of Class B common stock of the Company. As part of the Company's offering in August 1997, the FDIC-FRF sold all of such shares of Class B common stock of the Company. Following the consummation of this offering, all rights and obligations under the Warrant and the Warrant Agreement were terminated, and the FDIC-FRF no longer owned any shares of common stock of the Company.

    FORBEARANCE

     In connection with the original acquisition of the Bank by the Company, the FHLBB approved the Forbearance Agreement. Under the terms of the Forbearance Agreement, the FSLIC agreed to waive or forbear from the enforcement of certain regulatory provisions with respect to regulatory capital requirements, liquidity requirements, accounting requirements, and other matters. After the enactment of the Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA"), the OTS took the position that the capital standards set forth in FIRREA applied to all savings institutions, including those institutions that had been operating under previously granted capital and accounting forbearances, and that FIRREA eliminated those forbearances. While the Bank has not had to rely on such forbearances or waivers in order to remain in compliance with existing capital requirements as interpreted by the OTS, the position of the OTS has adversely affected the Bank by curtailing the growth and reducing the leverage contemplated by the terms of the Forbearance Agreement. The Bank also has been and continues to be in compliance with all of the other referenced regulatory capital provisions and, accordingly, has not had to rely on the waivers or forbearances provided in the Acquisition. Pursuant to the Settlement Agreement, the Company, the Bank and certain of their then-direct and indirect parent entities have retained all causes of action and claims relating to the forbearances against the United States in the United States Court of Federal Claims, and the FDIC and the other governmental parties to the lawsuit have reserved any and all defenses to such causes of actions and claims. While the Bank has not had to rely on such forbearances or waivers in order to remain in compliance with existing capital requirements as interpreted by the OTS, the position of the OTS has adversely affected the Bank by curtailing the growth and reducing the leverage contemplated by the terms of the Forbearance Agreement. The Bank also has been and continues to be in compliance with all of the other referenced regulatory capital provisions and, accordingly, has not had to rely on the waivers or forbearances provided in the Acquisition.

     On July 25, 1995, the Bank, the Company, and Hyperion Partners filed suit against the United States in the Court of Federal Claims in connection with claims relating to the forebearances. See "Legal Proceedings --
WINSTAR -- based Claims."

REGULATION

    GENERAL

     The Company is a savings and loan holding company that is regulated and subject to examination by the Office of Thrift Supervision ("OTS"). The Bank is a federally chartered savings bank and is subject to the regulations, examinations, and reporting requirements of the OTS. The Bank's deposits are insured by the FDIC through the SAIF. As the administrator of the SAIF, the FDIC has certain regulatory and full examination authority over OTS regulated savings associations. The FDIC may terminate deposit insurance under certain circumstances involving violations of law or unsafe or unsound practices.

     The Bank is a member of the FHLB Dallas, which is one of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member thrift institutions as well as for qualified commercial banks and other entities involved in home mortgage finance. The Bank, as a member of the FHLB Dallas, is required to purchase and hold shares of the capital stock in that FHLB in an amount at least equal to the greater of: (1) 1% of the aggregate principal amount of its unpaid mortgage loans, home purchase contracts, and similar obligations at the beginning of each year; (2) 0.3% of its assets; or (3) 5% (or greater fraction as established by the FHLB) of its advances (I.E., borrowings) from the FHLB. The regional FHLBs have authority to periodically conduct Community Support reviews of member institutions.

     The descriptions of the statutes and regulations applicable to savings and loan holding companies and savings associations set forth below is not a complete description of the statutes and regulations or all such statutes and regulations and their effects on the Company and the Bank.

     HOLDING COMPANY ACQUISITIONS

     The Company is a savings and loan holding company within the meaning of the Home Owner's Loan Act, as amended (the "HOLA"). The HOLA and OTS regulations generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring, directly or indirectly, the ownership or control of any other savings association or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     HOLDING COMPANY ACTIVITIES

     The Company currently operates as a unitary savings and loan holding company. Generally, there are few restrictions on the activities of a unitary savings and loan holding company and its non-savings association subsidiaries provided that the savings association subsidiary is a qualified thrift lender. See "Investment Authority -- QTL Test." If the Company ceases to be a unitary savings and loan holding company, the activities of the Company and its non-savings association subsidiaries would thereafter be subject to substantial restrictions.

     The HOLA requires every savings association subsidiary of a savings and loan holding company to give the OTS at least 30 days' advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock or else such dividend will be invalid. See "-- Capital Distributions."

     TRANSACTIONS WITH AFFILIATES

     Pursuant to Section 11 of the HOLA, transactions between a savings association and its affiliates ("Covered Transactions") are subject to quantitative and qualitative restrictions substantially similar to those imposed upon member banks under Sections 23A and 23B of the Federal Reserve Act
("FRA"). Savings associations are also prohibited from extending credit to any affiliate engaged in an activity not permissible for a bank holding company.

     The term "affiliate" includes any company that controls or is controlled by a company that controls the Bank, or a bank or savings association subsidiary of the Bank. The term "affiliate" also includes any company controlled by controlling stockholders of the Bank or the Company and any company sponsored and advised on a contractual basis by the Bank or any subsidiary or affiliate of the Bank. The OTS regulation generally excludes all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the director of the OTS decides to treat such subsidiaries as affiliates. The Company is an affiliate of the Bank.

     Section 23A of the FRA limits Covered Transactions with any one affiliate to 10% of an association's capital stock and surplus (as defined therein) and limits aggregate affiliate transactions to 20% of the Bank's capital stock and surplus. A Covered Transaction is defined generally as a loan to an affiliate, the purchase of securities issued by an affiliate, the purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, the Bank generally may not purchase securities issued or underwritten by an affiliate, or low quality assets from an affiliate. Sections 23A and 23B of the FRA provide that a loan transaction with an affiliate generally must be collateralized (but may not be collateralized by a low quality asset or securities issued by an affiliate) and that all Covered Transactions, as well as the sale of assets, the payment of money, or the provision of services by the Bank to an affiliate, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliate transactions.

     The OTS generally requires savings associations, such as the Bank, to attribute to an affiliate the amounts of all transactions conducted with subsidiaries of that affiliate, requires savings associations to make and retain records that reflect affiliate transactions in reasonable detail, and provides that certain classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

     INSURANCE ASSESSMENTS

     The FDIC establishes premium assessment rates for SAIF deposit insurance. There is no statutory limit on the maximum assessment and the percent of increase in the assessment that the FDIC may impose in any one year, provided, however, that the FDIC may not collect more than is necessary to reach or maintain the SAIF's designated reserve ratio ("DRR") and must rebate any excess collected. Under the FDIC's risk-based insurance system, SAIF-assessable deposits are now subject to premiums of between 0 to 27 cents per $100 of deposits, depending upon the institution's capital position and other supervisory factors.

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

     The FDIC also assigns each institution to one of three supervisory subgroups based on an evaluation of the risk posed by the institution. These supervisory evaluations modify premium rates within each of the three capital groups. The nine risk categories and the corresponding SAIF assessment rates are as follows:

                                            SUPERVISORY SUBGROUP
                                       -------------------------------
                                           A          B          C
                                          --         --         --
Meets numerical standards for:
     Well-capitalized................      0          3         17
     Adequately capitalized..........      3         10         24
     Undercapitalized................     10         24         27

     For purposes of assessments of FDIC insurance premiums, the Company believes that the Bank is a "well-capitalized" institution as of September 30, 1997. FDIC regulations prohibit disclosure of the supervisory subgroup to which an insured institution is assigned. The Bank's insurance assessments for fiscal 1997 and 1996 were $4.8 million and $12.0 million, respectively.

     On September 30, 1996, President Clinton signed into law the Economic Growth and Paperwork Reduction Act of 1996 (the "1996 Act"). The 1996 Act required the FDIC to impose a one-time assessment on institutions holding SAIF deposits in an amount sufficient to increase the SAIF's net worth to 1.25% of SAIF-insured deposits, as of October 1, 1996. The special assessment, which was collected on November 27, 1996, was 65.7 basis points times the amount of deposits held by an institution as of March 31, 1995. The Bank's special assessment was $33.7 million, $20.7 million net of tax.

     ASSESSMENTS TO PAY FICO BONDS. The 1996 Act also obligates banks, for the first time, to pay assessments to be used to service the bonds issued by the Financing Corporation ("FICO") to resolve the thrift failures during the late 1980s and early 1990s. Under the 1996 Act, during the period beginning January 1, 1997 through December 31, 1999, SAIF-insured institutions will pay 6.48 basis points toward FICO bonds and BIF-insured institutions will pay 1.296 basis points. Starting in the year 2000, BIF and SAIF institutions will begin sharing the FICO burden on a pro rata basis until termination of the FICO obligation in 2017 at an estimated rate of approximately 2.4 basis points.

     AUDIT REQUIREMENTS. In May 1993, the FDIC adopted rules implementing statutory annual independent audit and financial reporting requirements for all depository institutions with assets of more than $500 million, and for their management, and their independent auditors. The rules also establish requirements for the composition, duties, and authority of such institutions' audit committees and boards of directors. Among other things, all depository institutions with assets in excess of $500 million are required to prepare and make available to the public annual reports on their financial condition and management, including statements of management's responsibility for preparing the institution's financial statements, for establishing and maintaining an internal control structure and procedures for financial reporting, and for complying with specified laws and regulations relating to safety and soundness, and an assessment of the effectiveness of such internal controls and procedures and the institution's compliance with laws and regulations designated by the FDIC. The institution's independent auditors are required to attest to these management assertions, except the procedures employed by management to detect and report violations of designated laws. Each such institution also is required to have an audit committee composed of directors who are independent of management of the institution. Audit committees of large institutions (institutions with assets exceeding $3.0 billion) must: (1) include members with banking or related financial management expertise; (2) have the ability to engage their own independent legal counsel; and (3) must not include any individuals designated as "large customers" of the institution.

     RESERVE REQUIREMENTS. The Federal Reserve Board ("FRB") requires all depository institutions (including savings associations) to maintain reserves against their deposit accounts (primarily transaction accounts and nonpersonal time deposits) and Eurocurrency liabilities. At September 30, 1997, reserves of 3% were required to be maintained against net transaction accounts of $49.3 million or less. In addition, if net transaction accounts exceeded $49.3 million, institutions were required to maintain reserves equal to 10% on the excess. Effective December 16, 1997, the FRB decreased the amount of transaction accounts subject to the three percent reserve requirement ratio to $47.8 million. The reserve requirement for nonpersonal time deposits and Eurocurrency liabilities is 0%. Reserve requirements are subject to adjustment by the Federal Reserve Board, and must be adjusted at least annually. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. See " -- Investment Authority -- Liquidity"

     CAPITAL REQUIREMENTS

     REQUIREMENTS AND STANDARDS. The OTS capital regulations have three components: a leverage limit, a tangible capital requirement, and a risk-based capital requirement. See Note 14 to the Consolidated Financial Statements for compliance with the regulatory capital requirements. The OTS has broad discretion to impose capital requirements in excess of minimum applicable ratios. See " -- Enforcement".

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

     Certain MSRs are not deducted in computing core and tangible capital. Generally, the lower of 90% of the fair market value of readily marketable MSRs, or the current unamortized book value as determined under GAAP may be included in core and tangible capital up to a maximum of 50% of core capital computed before the deduction of any disallowed qualifying intangible assets. At September 30, 1997, the Bank's core capital included $256.7 million of MSRs.

     In determining core capital, all investments in and loans to subsidiaries engaged in activities not permissible for national banks ("nonconforming subsidiaries"), which are generally more limited than activities permissible for savings associations and their subsidiaries must be deducted. Certain exceptions are provided, including exceptions for mortgage banking subsidiaries and subsidiaries engaged in agency activities for customers (unless determined otherwise by the FDIC on safety and soundness grounds). Generally, all subsidiaries engaged in activities permissible for national banks are required to be consolidated for purposes of calculating capital compliance by the parent savings association.

     TANGIBLE CAPITAL REQUIREMENT. The tangible capital requirement mandates that a savings association maintain tangible capital of at least 1.5% of adjusted total assets. For purposes of this requirement, adjusted total assets are calculated on the same basis as for the leverage limit. "Tangible capital" is defined in the same manner as core capital, except that all intangible assets except qualifying MSRs must be deducted. At September 30, 1997, the Bank's tangible capital ratio was 7.72%.

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

     The risk-based standards of the OTS require maintenance of core capital equal to at least 4% of risk-weighted assets and total capital equal to at least 8% of risk-weighted assets. "Total capital" includes core capital plus supplementary capital (to the extent it does not exceed core capital). Supplementary capital includes: cumulative perpetual preferred stock; mutual capital certificates, income capital certificates and net worth certificates; nonwithdrawable accounts and pledged deposits to the extent not included in core capital; perpetual and mandatory convertible subordinated debt and maturing capital instruments meeting specified requirements; and general loan and lease loss allowances, up to a maximum of 1.25% of risk-weighted assets. At September 30, 1997, the Bank's core capital and total capital ratios were 7.77% and 13.18%, respectively.

     In determining the amount of risk-weighted assets, savings associations must assign balance sheet assets to one of four risk-weight categories, reflecting the relative credit risk inherent in the asset. Off-balance-sheet items are assigned to one of the four risk-weight categories after a "credit conversion factor" is applied.

     INTEREST RATE RISK ("IRR") COMPONENT. OTS regulations add an IRR component to the 8% risk-based capital requirement discussed above. Only savings associations with more than a "normal" level of IRR are subject to IRR requirements. Specifically, savings associations with IRR exposure in excess of 2% (measured in accordance with an OTS Model and Guidelines) must deduct an IRR component from total capital prior to calculating their risk-based capital ratios. The IRR component is calculated as one-half of the difference between the institution's measured IRR and 2%, multiplied by the market value of the institution's assets. This deduction will have the effect of requiring savings associations with IRR exposures of more than 2% to hold more capital than those with IRR exposure of 2% or less. On August 21, 1995, the OTS adopted and approved an appeal process, but delayed the IRR capital deduction indefinitely.

    CAPITAL DISTRIBUTIONS

     Limitations are imposed upon all "capital distributions" by savings associations, including cash dividends, payments by an institution in a cash-out merger, and other distributions charged against capital. The capital distribution regulation establishes a three-tiered system, with the greatest flexibility afforded to well-capitalized institutions.

     Under the OTS capital distribution regulation, an association that immediately prior to a proposed capital distribution, and on a pro forma basis after giving effect to a proposed capital distribution, has capital that is equal to or greater than the amount of its fully phased-in capital requirement is a "tier 1 association". To qualify, an association must maintain the following capital ratios: (1) tangible capital to adjusted total assets ratio of 1.50%, (2) core capital to adjusted total assets ratio of 3.00%, and (3) total risk-based capital to risk-weighted assets ratio of 8.00%, of which at least 4.00% must be core capital. An association that immediately prior to a proposed capital distribution, and on a pro forma basis after giving effect to a proposed capital distribution, has capital that is equal to or in excess of its minimum capital requirements but that is less than the amount of its fully phased-in capital requirement, is a "tier 2 association". An association that immediately prior to a proposed capital distribution, and on a pro forma basis after giving effect to a proposed capital distribution, has capital that is less than its minimum regulatory capital requirement is a "tier 3 association". The Bank currently qualifies as a tier 1 association.

     Upon 30 days' written notice to the OTS, a tier 1 association may make capital distributions during a calendar year up to the higher of 100% of its net income to date during the calendar year, plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year or 75% of its net income over the most recent four quarter period. A tier 1 association may make capital distributions in excess of the foregoing limitations if, after written notice to the OTS, the OTS does not object to such capital distribution. The OTS may prohibit an otherwise permissible capital distribution upon a determination that making such a distribution would be an unsafe or unsound practice. The OTS may notify a tier 1 association that it is subject to more than normal supervision and thereafter, treat it as a tier 2 or tier 3 association.

     Under the prompt corrective action provisions discussed below, no insured depository institution may make a capital distribution if it would be undercapitalized after such distribution. See " -- Enforcement -- Prompt Corrective Action".

    INVESTMENT AUTHORITY

     PERMISSIBLE LOANS AND INVESTMENTS. Federally chartered savings banks, such as the Bank, are authorized to originate, invest in, sell, purchase, service, participate, and otherwise deal in: (1) loans made on the security of residential and nonresidential real estate, (2) commercial loans (up to 20% of assets, the last 10% of which must be small business loans), (3) consumer loans (subject to certain percentage of asset limitations), and (4) credit card loans. The lending authority of federally chartered associations is subject to various OTS requirements, including, as applicable, requirements governing amortization, term, loan-to-value ratio, percentage-of-assets limits, and loans to one borrower limits. In September of 1996, the OTS substantially revised its investment and lending regulations eliminating many of their specific requirements in favor of a more general standard of safety and soundness.

     Federally chartered savings associations may invest, without limitation, in the following assets: (1) obligations of the United States government or certain agencies or instrumentalities thereof; (2) stock issued or loans made by the FHLBs or the FNMA; (3) obligations issued or guaranteed by the FNMA, the Student Loan Marketing Association, the GNMA, or any agency of the United States government; (4) certain mortgages, obligations, or other securities that have been sold by the FHLMC; (5) stock issued by a national housing partnership corporation; (6) demand, time, or savings deposits, shares, or accounts of any insured depository institution; (7) certain "liquidity" investments approved by the OTS to meet liquidity requirements; (8) shares of registered investment companies the portfolios of which are limited to investments that a federal association is otherwise authorized to make; (9) certain MBS; (10) general obligations of any state of the United States or any political subdivision or municipality thereof, PROVIDED that not more than 10% of a savings association's capital may be invested in the general obligations of any one issuer; (11) loans on the security of liens upon residential real property; (12) credit card loans; and (13) education loans. Federally chartered savings associations may invest in secured or unsecured loans for commercial, corporate, business, or agricultural purposes, up to 20% of assets, provided that the last 10% is invested in small business loans. The HOLA also limits a federal savings association's aggregate nonresidential real property loans to 400% of the savings association's capital as determined pursuant to the OTS's capital requirements. See "-- Capital Requirements". The OTS may allow a savings association to exceed the aggregate limitation if the OTS determines that exceeding the limitation would pose no significant risk to the safe and sound operations of the association and would be consistent with prudent operating practices. Federally chartered savings associations are also authorized by the HOLA to make investments in consumer loans, business development credit corporations, certain commercial paper and corporate debt securities, service corporations, and small business investment companies, all of which investments are subject to percentage-of-assets and various other limitations.

     LENDING LIMITS. Generally, savings associations, such as the Bank, are subject to the same loans to one borrower limits that apply to national banks. Generally, a savings association may lend to a single borrower or group of related borrowers, on an unsecured basis, in an amount not greater than 15% of its unimpaired capital and unimpaired surplus. An additional amount, not greater than 10% of the savings association's unimpaired capital and unimpaired surplus, may be loaned if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. Notwithstanding the general lending limits, a savings association may make loans to one borrower for any purpose of up to $500,000; or to develop domestic residential housing units, up to the lesser of $30 million or 30% of the savings association's unimpaired capital and unimpaired surplus, if certain conditions are satisfied. The OTS may also impose more stringent limits on an association's loans to one borrower, if it determines that such limits are necessary to protect the safety and soundness of the association.

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

     OPERATING SUBSIDIARIES. All federal savings associations are authorized to establish or acquire one or more operating subsidiaries. Operating subsidiaries are subject to examination and supervision by the OTS to the same extent as the parent thrift. An "operating subsidiary" is a corporation that meets all of the following requirements: (1) it engages only in activities that a federal savings association is permitted to engage in directly; (2) the parent savings association owns, directly or indirectly, more than 50% of the subsidiary's voting stock; and (3) no person or entity other than the parent thrift may exercise effective operating control over the subsidiary. While a savings association's investment in its service corporations is generally limited to an amount that does not exceed 3% of the parent savings association's total assets, OTS regulations do not limit the amount that a parent savings association may invest in its operating subsidiaries. Operating subsidiaries may be incorporated and operated in any geographical location where its parent may operate. An operating subsidiary that is a depository institution may accept deposits in any location, provided that the subsidiary has federal deposit insurance.

     QUALIFIED THRIFT LENDER ("QTL") TEST. All savings associations are required to meet a QTL test for, among other things, future eligibility for FHLB advances. A savings association that fails to satisfy the QTL test is subject to substantial restrictions on its activities and to other significant penalties. A savings association is a QTL if it either meets the Code test for being a domestic building and loan association, as that term is defined in Section 7701(a)(19) of the Code; or has invested at least 65% of its portfolio assets in qualified thrift investments and maintains this level of qualified thrift investments on a monthly average basis in nine of every 12 months.

     "Portfolio assets" is defined as total assets less intangibles, properties used to conduct business and liquid assets (up to 20% of total assets). The following assets may be included as qualified thrift investments without limit: domestic residential housing or manufactured housing loans; home equity loans and MBS backed by residential housing or manufactured housing loans; FHLB stock; certain obligations of the FDIC and certain other related entities; and education, small business, and credit card loans. Other qualifying assets, which may be included up to an aggregate of 20% of portfolio assets, are: (1) 50% of originated residential mortgage loans sold within 90 days of origination; (2) investments in debt or equity of service corporations that derive 80% of their gross revenues from housing-related activities; (3) 200% of certain loans to, and investments in, low cost one-to four-family housing; (4) 200% of loans for residential real property, churches, nursing homes, schools and small businesses in areas where the credit needs of low- and moderate-income families are not met; (5) other loans for churches, schools, nursing homes and hospitals; and (6) personal, family, or household loans (other than education, small business, or credit card loans).

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies. A savings association may requalify the next time it meets the requirement in nine of the preceding 12 months, but it may requalify only one time. If an institution that fails the QTL test has not yet requalified and has not converted to a national bank, its new investments and activities are limited to those permissible for a national bank, it is immediately ineligible to receive any new FHLB advances, and is subject to national bank limits for payment of dividends, and it may not establish a branch office at any location at which a national bank located in the savings association's home state could not establish a branch.

     LIQUIDITY. The Bank is required to maintain an average daily balance of "liquid assets" (cash, certain time deposits, bankers' acceptances, highly rated corporate debt securities and commercial paper, securities of certain mutual funds, reserves maintained pursuant to FRB requirements, and specified government, state or federal agency obligations) equal to a certain percentage of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At September 30, 1997, OTS regulations required a savings association, such as the Bank, to maintain liquid assets equal to not less than 5% of its net withdrawable deposit accounts and borrowings payable in one year or less, and short-term liquid assets of not less than 1%. Penalties may be imposed for failure to meet the liquidity requirements. Effective November 24, 1997, the OTS lowered the requirement to 4% of net withdrawable accounts and borrowings payable in one year or less, and eliminated the short-term liquidity requirement.

    MERGERS AND ACQUISITIONS

     Insured depository institutions are authorized to merge or engage in purchase and assumption transactions with other insured depository institutions with the prior approval of the federal banking regulator of the resulting entity. The Change in the Bank Control Act and the savings and loan holding company provisions of the HOLA, together with the regulations of the OTS under such Acts, require that the consent of the OTS be obtained prior to any person or company acquiring control of a savings association or a savings and loan holding company. Under OTS regulations, "control" is conclusively presumed to exist if an individual or company acquires more than 25% of any class of voting stock of a savings association or holding company. There is a rebuttable presumption of control if a person or company acquires more than 10% of any class of voting stock (or more than 25% of any class of non-voting stock) and is subject to any of several "control factors". The control factors relate, among other matters, to the relative ownership position of a person or company, the percentage of debt and/or equity of the association or holding company controlled by the person or company, agreements giving the person or company influence over a material aspect of the operations of the association or holding company, and the number of seats on the board of directors thereof held by the person or company, or his designees. The regulations provide a procedure for challenge of the rebuttable control presumption. Certain restrictions applicable to the operations of savings and loan holding companies and certain conditions imposed by the OTS in connection with its approval of companies to become savings and loan holding companies may deter companies from seeking to obtain control of the Bank.

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

     OFFICERS, DIRECTORS, AND CONTROLLING SHAREHOLDERS

     INSIDER LOANS. Loans to an executive officer or director of a savings association, or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls, or has the power to vote more than 10% of any class of voting securities of such institution ("Principal Shareholder"); to any related interests of such persons (I.E., any company controlled by such executive officer, director, or Principal Shareholder); or to any political or campaign committee, the funds or services of which will benefit such executive officer, director or Principal Shareholder, or which is controlled by such executive officer, director or Principal Shareholder, are subject to Sections 22(g) and 22(h) of the FRA and the regulations promulgated thereunder. Among other things, such loans must be made on terms substantially the same as those prevailing on comparable transactions made to unaffiliated individuals, and may not involve more than the normal risk of repayment or present other unfavorable features. Certain extensions of credit to such persons must first be approved in advance by a disinterested majority of a savings association's entire board of directors. Section 22(h) of the FRA prohibits loans to any such individuals where the aggregate amount exceeds an amount equal to 15% of an insured institution's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus (as defined) in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all such extensions of credit outstanding to all such persons would exceed the Bank's unimpaired capital and unimpaired surplus.
Section 22(g) establishes additional limitations on loans to executive officers.

     CHANGES IN DIRECTORS AND SENIOR EXECUTIVE OFFICERS. Section 32 of the FDIA, as amended by the 1996 Act, requires a depository institution or holding company thereof to give 30 days' prior written notice to its primary federal regulator of any proposed appointment of a director or senior executive officer if the institution is not in compliance with the minimum capital requirements or otherwise is in a troubled condition. The regulator then has the opportunity to disapprove any such appointment.

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

     Under the rules that have been adopted by each of the federal banking agencies, an institution will be designated well-capitalized if the institution has a total risk-based capital ratio of 10% or greater, a core risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

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

     ADMINISTRATIVE ENFORCEMENT AUTHORITY. The OTS exercises extensive enforcement authority over all savings associations and their "institution-affiliated parties" (I.E., officers, directors, controlling shareholders, employees, as well as attorneys, appraisers or accountants if such consultants or contractors knowingly or recklessly participate in a wrongful action likely to have adverse effect on an insured institution). This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal and prohibition orders, and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. The OTS may use written agreements to correct compliance deficiencies with respect to applicable laws and regulations and to ensure safe and sound practices. Except under certain narrow circumstances, public disclosure of final enforcement actions by the federal banking agencies, including the OTS, is required.

     The OTS has the authority, when statutorily prescribed grounds exist, to appoint a conservator or receiver for a savings association. Grounds for such appointment include: insolvency; substantial dissipation of assets or earnings; existence of an unsafe or unsound condition to transact business; likelihood that the association will be unable to pay its obligations in the normal course of business; undercapitalization where the association (1) has no reasonable prospect of becoming adequately capitalized, (2) fails to become adequately capitalized when required to do so, (3) fails to timely submit an acceptable capital restoration plan, or (4) materially fails to implement a capital restoration plan; or where the association is "critically undercapitalized" or "otherwise has substantially insufficient capital".

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

     THE REAL ESTATE SETTLEMENT PROCEDURES ACT ("RESPA"). The RESPA, enacted into law in 1974, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. RESPA is applicable to all federally related mortgage loans. A "federally related mortgage loan" includes any loan secured by a first or subordinate lien on residential real property designed for occupancy by one to four families, including a refinancing of an existing loan secured by the same property, if: (1) the loan is made by any lender, the deposits of which are federally insured or any lender that is regulated by a federal agency; or (2) the loan is insured, guaranteed or supplemented by a federal agency; or (3) the loan is intended to be sold to the FNMA, the GNMA, or the FHLMC; or (4) the loan is made by any creditor who makes or invests in residential real estate loans aggregating more than $1 million per year.

     THE HOME MORTGAGE DISCLOSURE ACT ("HMDA"). The HMDA, enacted into law in 1975, is intended to provide public information that can be used to help determine whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located and to assist in identifying possible discriminatory lending patterns.

     THE COMMUNITY REINVESTMENT ACT ("CRA").  The CRA, enacted into law in
1977, is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low-and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. To evaluate most large retail institutions, such as the Bank, the agencies apply three tests, the lending, investment, and service tests, to determine an overall CRA rating for the financial institution. The ratings range from a high of "outstanding" to a low of "substantial noncompliance".

     The Bank was last examined for CRA compliance by its primary regulator, the OTS, on December 2, 1996 and received a CRA assessment rating of "outstanding". The Bank's previous CRA assessment rating, as of October 24, 1994, was also "outstanding".

     THE BANK SECRECY ACT ("BSA") AND MONEY LAUNDERING LAWS. The BSA, enacted into law in 1970, requires every financial institution within the United States to file a Currency Transaction Report with the Internal Revenue Service
("IRS") for each transaction in currency of more than $10,000 not exempted by the Treasury Department.

     The Money Laundering Prosecution Improvements Act requires financial institutions, typically banks, to verify and record the identity of the purchaser upon the issuance or sale of bank checks or drafts, cashier's checks, traveler's checks, or money orders involving $3,000 or more in cash. Institutions must also verify and record the identity of the originator and beneficiary of certain funds transfers.

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

     THE AMERICANS WITH DISABILITIES ACT ("ADA"). The ADA, enacted into law in 1990, prohibits private employers, state and local governments, employment agencies, and labor unions from discriminating against qualified individuals with disabilities in connection with job application procedures, hiring, firing, advancement, compensation, job training, and other terms, conditions, and privileges of employment. Section 302 of Title 3 of the ADA, which covers banks, thrifts, credit unions, and finance companies, provides that "no individual shall be discriminated against on the basis of disability in the full and equal enjoyment of the goods, services, or facilities, privileges, advantages, or accommodations of any place of public accommodation". An individual with a disability is a person who: (1) has a physical or mental impairment that substantially limits one or more major life activities; (2) has a record of such an impairment; or (3) is regarded as having such an impairment.

     The Bank attempts in good faith to assure compliance with the requirements of the consumer protection statutes to which it is subject, as well as the regulations that implement the statutory provisions. The requirements are complex, however, and even inadvertent non-compliance could result in civil and, in some cases, criminal liability. During the past several years, numerous individual claims and purported consumer class action claims have been commenced against financial institutions, their subsidiaries, and other lending institutions alleging violations of one or more of the consumer protection statutes and seeking civil damages, court costs, and attorney's fees. Based on the Bank's history of claims under the consumer protection statutes and regulations to which it is subject, management does not believe that claims are likely to be asserted that will have a material adverse effect on the Bank's or the Company's financial condition, results of operations, or liquidity.

     LEGISLATION

     Federal legislation and regulation have significantly affected the operations of federally insured savings associations, such as the Bank, and other federally regulated financial institutions in the past several years and have increased competition among savings associations, commercial banks, and other financial institutions. Congress has been considering legislation in various forms that would require federal thrifts, such as the Bank, to convert their charters to national or state bank charters. The Bank cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance of the effect that any legislation that is enacted would have on the Bank and its affiliates. The operations of regulated depository institutions will continue to be subject to changes in applicable statutes and regulations from time to time, and could adversely affect the Bank and its affiliates.

TAXATION

    FEDERAL TAXATION

     The Parent Company, Holdings, and the Bank are subject to the Internal Revenue Code of 1986, as amended, (the "Code"), in the same manner, with certain exceptions, as other corporations. The Parent

Company, Holdings, and the Bank participate in the filing of a consolidated federal income tax return with their "affiliated group", as defined by the Code. For financial reporting purposes, however, the Parent Company, Holdings, and the Bank compute their tax on a separate-company basis. In addition to federal income taxes, the Bank is required to make payments in lieu of federal income taxes pursuant to the Assistance Agreement with the FSLIC. The tax benefit sharing provisions contained in the Assistance Agreement were replaced by similar provisions contained in the Tax Benefits Agreement entered into in connection with the Settlement Agreement. These provisions, relating to the obligation to share tax benefit utilization, will continue through the taxable year ending nearest to September 30, 2003. See " -- FSLIC Assistance" and Note 13 to the Consolidated Financial Statements.

     ENACTED LEGISLATION

     The Taxpayer Relief Act of 1997 ("Relief Act") was signed into law during August 1997. The Relief Act contains provisions shortening net operating loss ("NOL") and general business carrybacks. The Relief Act will not affect the Company's utilization of NOLs generated before the enactment of this legislation and should have no material effect on the Company's Consolidated Financial Statements.

     FSLIC ASSISTANCE

     Pursuant to the Assistance Agreement, the FRF, as successor to the FSLIC, was obligated to provide the Bank with financial assistance in connection with various matters that arose under the Assistance Agreement. See " -- Federal Financial Assistance". There was no requirement to pay federal income taxes with respect to any amount of the assistance payments received pursuant to the Assistance Agreement. The Bank also succeeded to substantial NOLs as a result of the Acquisition.

     The Assistance Agreement required the Bank to pay to the FRF an amount equal to one-third of the sum of federal and state net tax benefits ("Net Tax Benefits") as defined by the Assistance Agreement. The Net Tax Benefits shall be equal to the excess of any of the federal income tax liability which would have been incurred if the tax benefit item had not been deducted or excluded from income over the federal income tax liability actually incurred. The Net Tax Benefits items are the tax savings resulting from (1) the utilization of the deduction by the Bank of any amount of NOLs, capital loss carryforwards, and certain other carryforwards on the books and records of United Savings Association of Texas ("Old USAT"), (2) the exclusion from gross income of the amount of certain interest or assistance payments made to the Bank by the FRF, and (3) the deduction of certain costs, expenses, or losses incurred by the Bank for which the FRF has made tax-free assistance payments. These provisions were replaced by similar provisions in the Tax Benefits Agreement entered into in connection with the termination of the Assistance Agreement. Pursuant to the Tax Benefits Agreement, these provisions relating to the obligation to share tax benefit utilization will continue through the taxable year ending nearest to September 30, 2003.

     The aforementioned tax relief provided savings on the amount of taxes required to be paid. The estimated tax savings, by year, were as follows (in millions):

         FOR THE YEAR ENDED
            SEPTEMBER 30,               SAVINGS
     --------------------------------   -------
     1995............................    $31.4
     1996............................     19.8
     1997............................     26.7

     NET OPERATING LOSS LIMITATIONS

     The Company's total NOLs at September 30, 1997 were $702 million. See Note 13 to the Consolidated Financial Statement. In the event of an Ownership Change ("Ownership Change", as defined below), Section 382 of the Code imposes an annual limitation on the amount of taxable income a corporation may offset with NOLs and certain recognized built-in losses. The limitation imposed by Section 382 of the Code for any post-change year would be determined by multiplying the value of the Company's stock (including both common stock and preferred stock) at the time of the Ownership Change by the applicable long-term tax exempt rate (which was 5.45% for September 1997). Any unused annual limitation may be carried over to later years, and the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an Ownership Change were to occur, the Company's annual NOL utilization would be limited to a maximum of approximately $76 million based on the closing market price at September 30, 1997.

     The Company would undergo an Ownership Change if, among other things, the stockholders who own or have owned (directly or indirectly) 5% or more of the common stock of the Company or are otherwise treated as 5% stockholders or a "higher tier entity" under Section 382 of the Code and the regulations promulgated thereunder ("5% Stockholders"), increase their aggregate percentage ownership of such stock by more than 50 percentage points over the lowest percentage of such stock owned by such stockholders at any time during the Testing Period (generally the preceding three years). In applying Section 382 of the Code, at least a portion of the stock sold pursuant to the Company's August 1996 public offering is considered to be acquired by a new 5% Stockholder even if no person acquiring the stock in fact owns as much as 5% of the issuer's stock. While the application of Section 382 of the Code is highly complex and uncertain in some respects, the Company does not believe that its fiscal 1997 and 1996 capital related transactions caused an Ownership Change. However, events could occur in future periods that are beyond the control of the Company, which could result in an Ownership Change.

     In an effort to protect against a future Ownership Change that is not initiated by the Company, the Company's Restated Certificate of Incorporation (the "Certificate of Incorporation") and the By-Laws limit stock transfers, subject to certain exceptions, at any time during the three years following the offering of shares of common stock that would either cause a person or entity to become a 5% Stockholder or increase a 5% Stockholder's percentage ownership interest. While transfers are deemed prohibited by the Certificate of Incorporation, the Company is authorized not to recognize any transferee of such a Transfer as a stockholder to the extent of such transfer, these restrictions may not be entirely effective because the Company may not, consistent with National Association of Securities Dealers, Inc. Automated Quotations System ("NASDAQ") requirements, prevent the settlement of transactions through NASDAQ, and because the prohibition on Transfers by 5% Stockholders does not limit transactions in the securities of such 5% Stockholders that could give rise to ownership shifts within the meaning of the applicable Section 382 rules. Moreover, the Company's Board of Directors retains the discretion to waive these limitations or to take certain other actions that could trigger an Ownership Change, including through the issuance of additional shares of common stock in subsequent public or private offerings or through subsequent merger or acquisition transactions.

     Because the Company has utilized a substantial portion of its available ownership limitation in connection with offerings in fiscal 1997 and 1996, the Company may not be able to engage in significant transactions that would create a further shift in ownership within the meaning of Section 382 of the Code within the following three-year period without triggering an Ownership Change. There can be no assurance that future actions on the part of the Company's stockholders or the Company itself will not result in the occurrence of an Ownership Change.

     Preferred stock that meets the requirements of section 1504(a)(4) of the Code is not considered stock when calculating an Ownership Change. Management believes that the Bank's issuance of its preferred stock met the requirements of
Section 1504(a)(4) of the Code and, therefore, did not result in an Ownership Change.

     If an Ownership Change should occur, the Company's ability to utilize its NOLs will be limited as described above, and the Company's ability to deduct its built-in losses, if any, as they are realized will be subject to the same limitation. Limitation of the utilization of these tax benefits could have a material impact on the Company's financial condition.

     STATE TAXATION

     The Parent Company, Holdings, and the Bank file unitary and combined state returns with certain subsidiaries as well as separate state returns. The location of branches and offices, loan solicitations, or real property securing loans creates jurisdiction for taxation in certain states, which results in the filing of state income tax returns. Amounts for state tax liabilities are included in the Statements of Operations for fiscal 1997, 1996, and 1995. See
Note 13 to the Consolidated Financial Statements.

ITEM 2.  PROPERTIES

     Effective December 1996, the headquarters of the Company were relocated to leased premises in Houston, Texas, in conjunction with the formation of Holdings. See "Business -- General".

     The leases for the Company's headquarters and support facilities in effect at September 30, 1997 had terms from two to three years, with annual rental payments of $4.8 million, subject to increases under certain circumstances. On November 21, 1997, the Bank executed a new ten year lease on its corporate headquarters building. As of November 21, 1997, the leases for the Company's headquarters and support facilities have terms from two to ten years, with annual rental payments of $4.7 million. A majority of leases outstanding at September 30, 1997, relate to branches and expire within five years or less. The following table sets forth the number and location of the community banking, commercial banking, and mortgage origination offices of the Company as of September 30, 1997:

                                                             NUMBER OF OFFICES
                                        ------------------------------------------------------------
                                           COMMUNITY
                                            BANKING                            WHOLESALE
                                           BRANCHES          COMMERCIAL         MORTGAGE
                                        ---------------       BANKING         ORIGINATION
LOCATION                                OWNED    LEASED    OFFICES LEASED    OFFICES LEASED    TOTAL
-------------------------------------   -----    ------    --------------    --------------    -----
Houston Area.........................     14       23             1                 1            39
Dallas/Ft. Worth Area................     12       17             1                 -            30
Other Texas..........................      -        4             -                 -             4
California...........................      -        -             2                 2             4
Other U.S............................      -        1             7                 3            11
                                        -----    ------          --                --          -----
     Total...........................     26       45            11                 6            88
                                        =====    ======          ==                ==          =====

     Net investment in premises and equipment totalled $46.9 million at September 30, 1997.

ITEM 3.  LEGAL PROCEEDINGS

WINSTAR-BASED CLAIMS

     On July 25, 1995, the Bank, the Parent Company, and Hyperion Partners L.P. (collectively, the "Plaintiffs") filed suit against the United States of America in the United States Court of Federal Claims for breach of contract and taking of property without compensation in contravention of the Fifth Amendment of the United States Constitution. The action arose because the passage of FIRREA and the regulations adopted by the OTS pursuant to FIRREA deprived Plaintiffs of their contractual rights.

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

     The lawsuit was stayed from the outset by a judge of the Court of Federal Claims pending the Supreme Court's decision in the WINSTAR cases. Since the Supreme Court ruling, the Chief Judge of the Court of Federal Claims convened a number of status conferences to establish a case management protocol for the more than 100 lawsuits on the Court of Federal Claims docket that, like Plaintiffs' case, involve issues similar to those raised in the WINSTAR cases.

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

     In December 1996, Chief Judge Smith decided the motion IN LIMINE on damage theories of Glendale Federal, one of four WINSTAR plaintiffs, and allowed Glendale Federal to assert several other alternative damage theories against the government. While the Company expects Plaintiffs' claims for damages will exceed $200 million and that they could range as high as $1 billion or more, the Company is unable to predict the outcome of Plaintiffs' suit against the United States and the amount of judgment for damages, if any, that may be awarded. Plaintiffs expect that the government may argue that no breach by the government has occurred and that damages to Plaintiffs, in any event, would approach zero. The Company, on November 27, 1996, moved for partial summary judgement on liability, and the government has opposed the motion. The Company is pursuing an early trial on damages. Uncertainties remain concerning the administration of the Omnibus Case Management Order and the future course of the Company's lawsuit pursuant to the Omnibus Case Management Order. Accordingly, the Company cannot predict the timing of any resolution of its claims. The damage trial in the first case has lasted longer than was originally estimated, and the Company now expects the trial of its case to commence during the first quarter of calendar 1999. The Company is also unable to predict the outcome of its suit against the United States and the amount of judgment for damages, if any, that may be awarded. Consequently, no assurances can be given as to the results of this suit.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company has two classes of common stock, Class A common stock and Class B common stock. The Class A and Class B common stock have identical dividend and other rights, except that the Class B common stock is non-voting and is convertible into Class A common stock upon sale or transfer to unaffiliated parties or, subject to certain limitations, at the election of the holder thereof.

     In August 1996 the Company filed a registration statement with the SEC pursuant to which 12,075,000 shares of the Company's Class A common stock were sold to the public. Prior to this offering, the Company's common stock was privately held and not listed on any public exchange or actively traded. The Company's Class A common stock is listed on the NASDAQ National Market System under the symbol "BNKU". The Company had a total 31,595,596 shares of common stock outstanding at September 30, 1997. At December 17, 1997, there were 72 shareholders of record for the Company's Class A common stock and 2 shareholders of record for the Company's Class B common stock. A majority of the Company's common stock is held in "street name" by nominees for the beneficial owners.
The last reported sales price of common stock on December 17, 1997 was $44.75 per share.

     The high and low common stock prices by quarter for the year ended September 30, were as follows:

                                            HIGH        LOW
                                          ---------  ---------
1996
     Fourth quarter.....................  $  24.875  $  22.000
1997
     First quarter......................     28.750     23.375
     Second quarter.....................     33.500     24.250
     Third quarter......................     39.000     28.125
     Fourth quarter.....................     44.500     35.375

     The cash dividends paid by quarter were as follows:

1997
     First quarter......................  $    0.14
     Second quarter.....................       0.14
     Third quarter......................       0.14
     Fourth quarter.....................       0.14
1998
     First quarter......................       0.16

     The Company intends, subject to its financial results, contractual, legal, and regulatory restrictions, and other factors that the Company's Board of Directors may deem relevant, to declare and pay a dividend for the Company's common stock on a quarterly basis. OTS regulations impose restrictions on the payment of dividends by savings institutions. See "Regulation -- Capital Distributions" for a discussion of these restrictions.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data as of and for each of the years in the five-year period ended September 30, 1997 are derived from the Company's audited Consolidated Financial Statements. The information set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Consolidated Statements of Financial Condition as of September 30, 1997 and 1996 and the Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 1997 and the report thereon of Deloitte & Touche LLP are included elsewhere in this document.

                                                                   AT SEPTEMBER 30,
                                       -------------------------------------------------------------------------
                                           1997           1996           1995           1994           1993
                                       -------------  -------------  -------------  -------------  -------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF FINANCIAL CONDITION

ASSETS
Cash and cash equivalents............  $     121,000  $     119,523  $     112,931  $      76,938  $      65,388
Securities purchased under agreements
  to resell and federal funds sold...        349,209        674,249        471,052        358,710        547,988
Securities...........................         77,809         65,693        117,094        115,126         44,436
Mortgage-backed securities, net......      1,569,705      1,657,908      2,398,263      2,828,903      2,175,925
Loans, net...........................
    Single family....................      6,492,589      6,369,974      7,406,866      4,398,097      4,240,616
    Commercial.......................      2,201,880        981,001        735,876        546,794        565,929
    Consumer.........................        300,760        168,513        117,498        101,283         55,834
Covered assets and related
  assets(1)..........................       --             --             --             --              392,511
Other assets.........................        854,120        675,516        623,954        484,310        351,929
                                       -------------  -------------  -------------  -------------  -------------
         Total assets................  $  11,967,072  $  10,712,377  $  11,983,534  $   8,910,161  $   8,440,556
                                       =============  =============  =============  =============  =============
LIABILITIES, MINORITY INTEREST, AND
  STOCKHOLDERS' EQUITY
Deposits.............................  $   5,247,668  $   5,147,945  $   5,182,220  $   4,764,204  $   4,839,388
Federal Home Loan Bank advances......      3,992,344      3,490,386      4,383,895      2,620,329      2,185,445
Securities sold under agreements to
  repurchase.........................      1,308,600        832,286      1,172,533        553,000        310,000
Notes payable........................        220,199        115,000        115,000        115,000        115,000
Other liabilities....................        414,282        410,217        448,283        320,766        516,020
                                       -------------  -------------  -------------  -------------  -------------
         Total liabilities...........     11,183,093      9,995,834     11,301,931      8,373,299      7,965,853
                                       -------------  -------------  -------------  -------------  -------------
Minority interest -- Bank preferred
  stock..............................        185,500        185,500        185,500         85,500         85,500
         Total stockholders'
           equity....................        598,479        531,043        496,103        451,362        389,203
                                       -------------  -------------  -------------  -------------  -------------
         Total liabilities, minority
           interest, and
           stockholders' equity......  $  11,967,072  $  10,712,377  $  11,983,534  $   8,910,161  $   8,440,556
                                       =============  =============  =============  =============  =============

                                              AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                       -----------------------------------------------------
                                         1997       1996       1995       1994       1993
                                       ---------  ---------  ---------  ---------  ---------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
SUMMARY OF OPERATIONS
Interest income......................  $ 810,708  $ 812,312  $ 746,759  $ 494,706  $ 482,490
Interest expense.....................    546,064    584,778    552,760    320,924    300,831
                                       ---------  ---------  ---------  ---------  ---------
    Net interest income..............    264,644    227,534    193,999    173,782    181,659
Provision for credit losses..........     18,107     16,469     24,293      6,997      4,083
                                       ---------  ---------  ---------  ---------  ---------
    Net interest income after
      provision for credit losses....    246,537    211,065    169,706    166,785    177,576
Non-interest income
    Net gains (losses)
         Sales of single family
           servicing rights and
           single family warehouse
           loans.....................     21,182     43,074     60,495     63,286     67,403
         Securities and
           mortgage-backed
           securities................      2,841      4,002         26     10,404     43,702
         Other loans.................      1,128      3,189     (1,210)       163      1,496
         Sale of mortgage
           offices(9)................      4,748     --         --         --         --
    Loan servicing, net of related
      amortization...................     32,381     30,383     32,677     26,813     15,619
    Other............................     21,152     15,541     12,162     13,295     12,310
                                       ---------  ---------  ---------  ---------  ---------
    Total non-interest income........     83,432     96,189    104,150    113,961    140,530
                                       ---------  ---------  ---------  ---------  ---------
Non-interest expense
    Compensation and benefits........     75,016     87,640     83,520     86,504     81,472
    SAIF deposit insurance
      premiums.......................      4,797     45,690     11,428     11,329     10,162
    Restructuring charges(9).........     --         10,681     --         --         --
    Other............................     92,323     95,407     88,797     96,832    104,169
                                       ---------  ---------  ---------  ---------  ---------
    Total non-interest expense.......    172,136    239,418    183,745    194,665    195,803
                                       ---------  ---------  ---------  ---------  ---------
    Income before income taxes,
      minority interest, and
      extraordinary loss.............    157,833     67,836     90,111     86,081    122,303
Income tax expense (benefit).........     60,686    (75,765)    37,415    (31,899)   (26,153)
                                       ---------  ---------  ---------  ---------  ---------
    Income before minority interest
      and extraordinary loss.........     97,147    143,601     52,696    117,980    148,456
Minority interest
    Bank preferred stock dividends...     18,253     18,253     10,600      8,653      6,537
    Payments in lieu of
      dividends(2)...................     --          6,413        377        357     --
                                       ---------  ---------  ---------  ---------  ---------
    Income before extraordinary
      loss...........................     78,894    118,935     41,719    108,970    141,919
Extraordinary loss -- early
  extinguishment of debt(3)..........      2,323     --         --         --         14,549
                                       ---------  ---------  ---------  ---------  ---------
    Net income(4)....................  $  76,571  $ 118,935  $  41,719  $ 108,970  $ 127,370
                                       =========  =========  =========  =========  =========
    Net income applicable to common
      shares.........................  $  76,571  $ 113,327  $  38,824  $ 102,519  $ 118,640
                                       =========  =========  =========  =========  =========
Earnings per common share
    Income before extraordinary
      loss...........................  $    2.49  $    3.87  $    1.35  $    3.55  $    4.61
    Extraordinary loss -- early
      extinguishment of debt.........       0.07     --         --         --           0.50
                                       ---------  ---------  ---------  ---------  ---------
    Net income.......................  $    2.42  $    3.87  $    1.35  $    3.55  $    4.11
                                       =========  =========  =========  =========  =========

CERTAIN RATIOS AND OTHER DATA
Book value per common share..........  $   18.94  $   16.81  $   17.19  $   15.64  $   13.48
Dividends per common share...........       0.56       3.46     --         --         --
Average number of common shares
  outstanding........................     31,596     29,260     28,863     28,863     28,863
Regulatory capital ratios of the Bank
    Tangible capital.................       7.72%      6.57%      6.20%      6.01%      6.17%
    Core capital.....................       7.77       6.64       6.29       6.17       6.43
    Total risk-based capital.........      13.18      13.09      13.45      14.02      14.87
Return on average assets(5)..........       0.85       1.28       0.50       1.42       1.83
Return on average common equity......      13.50      23.06       8.80      26.32      44.87
Stockholders' equity to assets.......       5.00       4.96       4.14       5.07       4.61
Tangible stockholders' equity to
  tangible assets....................       4.89       4.81       3.93       4.68       4.14
Net yield on interest-earning
  assets.............................       2.52       2.10       1.92       2.20       2.61
Interest rate spread.................       2.26       1.78       1.61       1.95       2.41

                                                     AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                       ------------------------------------------------------------------
                                           1997          1996          1995         1994         1993
                                       ------------  ------------  ------------  -----------  -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
CERTAIN RATIOS AND OTHER DATA --
  CONTINUED
Average interest-earning assets to
  average interest-bearing
  liabilities........................          1.05          1.06          1.06         1.06         1.04
Non-interest expense to average total
  assets.............................          1.55%         2.13%         1.76%        2.35%        2.68%
Net operating expense ratio(6).......          0.80          1.28          0.76         0.97         0.76
Efficiency ratio(7)..................         49.78         73.87         58.03        65.78        64.33
Nonperforming assets to total
  assets.............................          0.63          1.12          0.84         1.09         0.72
Net nonaccrual loans to total
  loans..............................          0.60          1.19          0.91         1.51         0.85
Allowance for credit losses to net
  nonaccrual loans(8)................         72.61         44.24         48.74        30.73        71.71
Allowance for credit losses to
  nonperforming assets...............         52.24         32.95         36.65        24.18        49.28
Allowance for credit losses to total
  loans..............................          0.43          0.52          0.44         0.46         0.61
Net loan charge-offs to average
  loans(8)...........................          0.23          0.17          0.16         0.30         0.05
Full-time equivalent employees.......         1,541         2,310         2,663        2,894        3,122
Number of community banking
  branches...........................            71            70            65           62           62
Number of commercial banking
  origination offices................            11             9             9            5            3
Number of mortgage origination
  offices(9).........................             6            85           122          145          109
Single family servicing
  portfolio(10)......................  $ 24,518,396  $ 13,246,848  $ 12,532,472  $ 8,920,760  $ 8,073,226
Single family originations...........     2,188,273     3,602,009     3,226,324    5,424,550    6,645,096
Loans purchased for held to maturity
  portfolio..........................     1,086,249       148,510     2,658,093    1,406,275    1,212,103

CERTAIN RATIOS AND OTHER DATA --
  EXCLUDING NON-RECURRING ITEMS(11)
Net income...........................  $     75,970  $     56,392  $     41,719  $    50,804  $    97,736
Net income applicable to common
  shares.............................        75,970        53,295        38,824       47,585       91,461
Earnings per common share............          2.40          1.82          1.35         1.65         3.17
Operating earnings(12)...............       149,116       114,659        91,295       75,514       77,105
Return on average assets(5)..........          0.85%         0.67%         0.50%        0.72%        1.42%
Return on average common equity......         13.41         11.47          8.80        12.27        34.43
Efficiency ratio(7)..................         49.78         57.06         58.03        65.78        64.33

------------
 (1) Covered assets were assets governed under the Assistance Agreement between the Bank and the FRF. See "Business -- Federal Financial Assistance".

 (2) In connection with its Acquisition, the Bank issued to the FDIC-FRF a warrant to acquire 158,823 shares of common stock of the Bank. Payments in lieu of dividends related to the Warrant, which was redeemed in August 1996. See "Business -- Federal Financial Assistance -- Warrant
     Agreement".

 (3) The fiscal 1997 extraordinary loss represents costs and charges associated with the repurchase and retirement of a majority of the Company's senior notes. See Note 10 to the Consolidated Financial Statements. The fiscal 1993 extraordinary loss represents costs and charges associated with the repayment of the note payable to related party and long-term debt.

 (4) Net income for fiscal 1994 and 1993 included $23.1 million and $9.3 million, respectively, of financial assistance payments received from the FRF. No such payments were received during fiscal 1997, 1996, or 1995 as a result of the termination of the Assistance Agreement in December 1993. See "Business -- Federal Financial Assistance".

 (5) Return on average assets is net income without deduction of minority interest, divided by average total assets.

 (6) Net operating expense ratio is total non-interest expense less total non-interest income as a percentage of average assets for each period.

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

 (7) Efficiency ratio is non-interest expenses (excluding goodwill amortization), divided by net interest income plus non-interest income, excluding net gains (losses) on securities, MBS, other loans, and the sale of mortgage offices.

 (8) During April 1997, $31.3 million of nonperforming loans were sold with related charge-offs of $5.0 million. Primarily as a result of this transaction, the allowance for credit losses to net nonaccrual loans increased to 72.61% at September 30, 1997, from 44.24% at September 30, 1996. Excluding the charge-offs related to this sale of nonperforming assets, net loan charge-offs to average loans would have been 0.17% for fiscal 1997.

 (9) During fiscal 1997, the Company sold certain of its mortgage origination offices. In connection with this sale, the remaining offices were restructured or closed. The mortgage origination branches shown at September 30, 1997 are wholesale mortgage origination offices, which are currently part of the Financial Markets Group. See Note 17 to the Consolidated Financial Statements.

(10) Includes purchased servicing rights of $7.5 billion at September 30, 1997, which had not been transferred as of period end.

(11) Non-recurring items, deemed not to be part of the routine core business operations of the Company, are composed of the following for fiscal 1997, 1996, 1994, and 1993:

     -- 1997 (increased earnings per share ("EPS") $0.02) -- (1) the gain on the sale of mortgage offices of $4,748 (2,924 net of tax) and (2) an extraordinary loss on extinguishment of debt of $3,574 ($2,323 net of tax)

     -- 1996 (increased EPS $2.05) -- (1) a one-time SAIF assessment charge of $33,657 ($20,729 net of tax), (2) compensation expense of $7,820 ($4,816 net of tax), (3) charges totalling $12,537 ($7,729 net of tax) related to the restructuring of and items associated with the mortgage origination business, (4) a contractual payment to previous minority interests of $5,883, and (5) a tax benefit of $101,700

     --   1994 (increased EPS $1.90) -- a tax benefit of $58,166

     -- 1993 (increased EPS $0.94) -- (1) a tax benefit of $44,183 and (2) an extraordinary loss on extinguishment of debt of $14,549

(12) Operating earnings consist of net income, including net gains (losses) on the sales of single family servicing rights and single family warehouse loans, before taxes, minority interest, and extraordinary loss and excludes net gains (losses) on securities, MBS, other loans, and non-recurring items ("operating earnings"). Management believes operating earnings facilitates trend analysis because it excludes transactions that are typically considered opportunistic or non-recurring and not part of the routine core business operations of the Company. Operating earnings is provided as other data and should not be considered an alternative to net income or as an indicator of the Company's operating performance or to cash flow as a measure of liquidity. See note 11 above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF RESULTS OF OPERATIONS

    OVERVIEW

     1997 COMPARED TO 1996. Net income was $76.6 million ($2.42 per share) for fiscal 1997 compared to $118.9 million ($3.87 per share) for fiscal 1996. Excluding non-recurring items in both years, net income increased 35% to $76 million in fiscal 1997 compared to $56.4 million in the prior year. The non-recurring items recorded in fiscal 1997 related to the gain on sale of mortgage origination offices of $4.7 million, before tax, and the extraordinary loss on extinguishment of debt of $3.6 million, before tax. Excluding non-recurring items, earnings per share increased 32% ($2.40 compared to $1.82 from the prior year) as compared to a 35% increase in net income, which reflects the dilutive effect of higher average shares outstanding in fiscal 1997 and the effect of warrants outstanding during fiscal 1996. Operating earnings were $149.1 million in fiscal 1997 compared to $114.7 million in fiscal 1996. The increase in earnings was principally the result of an improved interest rate margin and lower non-interest expenses offset by lower gains on sales of single family warehouse loans.

     1996 COMPARED TO 1995. Net income was $118.9 million ($3.87 per share) for fiscal 1996, compared to $41.7 million ($1.35 per share) for fiscal 1995. The increase was primarily due to the recognition of a $101.7 million ($3.33 per share) tax benefit recorded in fiscal 1996 for the expected utilization of NOLs. No such benefits were recorded during fiscal 1995. Net income for fiscal 1996, excluding the $101.7 million tax benefit and non-recurring charges discussed below, was $56.4 million ($1.82 per share) compared to $41.7 million ($1.35 per share) in the prior year. Operating earnings were $114.7 million for fiscal 1996, compared to $91.3 million for fiscal 1995, a 26% increase. Higher levels of interest-earning assets and an increase in the net yield on interest-earning assets ("net yield") contributed to the increase in earnings, partially offset by lower gains on sales of single family MSRs and single family warehouse loans, and increased expenses attributable to minority interests.

     Results for fiscal 1996 included several non-recurring charges: (1) a one-time SAIF assessment charge of $33.7 million ($20.7 million after tax, or $0.67 per share), (2) charges totalling $12.5 million ($7.7 million after tax, or $0.25 per share) relating to the restructuring of and items associated with the mortgage origination business, (3) $7.8 million of compensation expense ($4.8 million after tax, or $0.16 per share) relating to a management compensation program adopted in connection with the Company's August 1996 public offering, and (4) a $5.9 million contractual payment ($0.20 per share) to previous minority interests. See Notes 12, 14, and 17 to the Consolidated Financial Statements.

    MORTGAGE BANKING RESTRUCTURINGS AND SALE OF OFFICES

     In June 1996, the Company recorded a restructuring charge of $10.7 million before tax, to recognize the costs of closing or consolidating mortgage origination offices and several regional operation centers and recorded $1.8 million of other expenses related to its mortgage origination business. Effective February 1, 1997, the Company sold certain of its retail and wholesale mortgage origination offices. In connection with this sale, the remaining offices were restructured or closed. The net gain on the sale of these offices, reduced by additional restructuring costs, was $4.7 million before tax, $2.9 million after tax, or $0.09 per share. See "Business -- Mortgage Banking
Group" and Note 17 to the Consolidated Financial Statements.

    NET INTEREST INCOME

     Net interest income is based on the relative amounts of interest-earning assets and interest-bearing liabilities and the spread between the yields earned on assets and rates paid on liabilities. The net interest-rate spread is affected by changes in general market interest rates, including changes in the relationship between short- and long-term interest rates, the effects of periodic caps on the Company's adjustable-rate loan and MBS portfolios, and the interest rate sensitivity position or gap. See "Business -- General", "Business -- Asset and Liability Management", and Note 11 to the Consolidated Financial Statements.

     The Company's average balances, interest, and average yields were as follows:

                                                                    FOR THE YEAR ENDED SEPTEMBER 30,
                                          ------------------------------------------------------------------------------------------
                                                       1997                           1996                          1995
                                          -----------------------------  -----------------------------  ----------------------------
                                           AVERAGE               YIELD/   AVERAGE               YIELD/   AVERAGE              YIELD/
                                           BALANCE    INTEREST    RATE    BALANCE    INTEREST    RATE    BALANCE    INTEREST   RATE
                                          ----------  ---------  ------  ----------  ---------  ------  ----------  --------- ------
                                                                        (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
    Short-term interest-earning
      assets............................  $  566,964  $  36,240   6.39%  $  668,657  $  39,302   5.88%  $  466,276  $  29,675  6.36%
    Securities..........................      81,422      5,371   6.60       77,791      3,984   5.12      118,013      5,955  5.05
    Mortgage-backed securities..........   1,548,285    104,891   6.77    1,968,230    128,143   6.51    2,618,990    173,155  6.61
    Loans...............................   8,093,413    652,886   8.07    7,889,828    627,940   7.96    6,707,868    526,528  7.85
    FHLB stock..........................     191,465     11,320   5.91      213,242     12,943   6.07      180,416     11,446  6.34
                                         -----------  ---------  ------  ----------  ---------  ------  ----------  --------- ------
        TOTAL INTEREST-EARNING ASSETS...  10,481,549    810,708   7.73   10,817,748    812,312   7.51   10,091,563    746,759  7.40
    Non-interest-earning assets.........     621,596                        411,683                        345,500
                                         -----------  ---------  ------ -----------  ---------  ------ -----------  --------- ------
        Total assets.................... $11,103,145                    $11,229,431                    $10,437,063
                                         ===========                    ===========                    ===========
INTEREST-BEARING LIABILITIES
    Deposits
        Checking accounts...............  $  215,070      2,300   1.07   $  218,859      2,593   1.18   $  225,799      3,384  1.50
        Money market accounts...........   1,653,398     83,592   5.06    1,464,577     69,100   4.72    1,032,873     57,848  5.60
        Savings accounts................     124,596      3,058   2.45      138,007      3,598   2.61      171,308      4,715  2.75
        Certificates of deposit.........   3,134,128    173,811   5.55    3,244,291    196,929   6.07    3,560,420    198,419  5.57
                                         -----------  ---------  ------ -----------  ---------  ------ -----------  --------- ------
          Total deposits................   5,127,192    262,761   5.12    5,065,734    272,220   5.37    4,990,400    264,366  5.30
                                         -----------  ---------  ------ -----------  ---------  ------ -----------  --------- ------
    FHLB advances.......................   3,705,072    212,558   5.74    4,073,297    247,093   6.07    3,560,844    224,767  6.31
    Reverse repurchase agreements.......   1,002,165     57,335   5.72      955,708     55,112   5.77      888,453     53,220  5.99
    Notes payable.......................     157,565     13,410   8.51      115,000     10,353   9.00      115,000     10,407  9.05
                                         -----------  ---------  ------ -----------  ---------  ------ -----------  --------- ------
        TOTAL INTEREST-BEARING
          LIABILITIES...................   9,991,994    546,064   5.47   10,209,739    584,778   5.73    9,554,697    552,760  5.79
    Non-interest-bearing liabilities and
      stockholders' equity..............   1,111,151                      1,019,692                        882,366
                                         -----------  ---------  ------ -----------  ---------  ------ -----------  --------- ------
        Total liabilities and
          stockholders' equity.......... $11,103,145                    $11,229,431                    $10,437,063
                                         ===========                    ===========                    ===========
Net interest income/interest rate
  spread................................              $ 264,644   2.26%              $ 227,534   1.78%              $ 193,999  1.61%
                                                      =========  ======              =========  ======              ========= ======
Net yield on interest-earning assets....                          2.52%                          2.10%                         1.92%
                                                                 ======                         ======                        ======
Ratio of average interest-earning assets
  to average interest-bearing
  liabilities...........................        1.05                           1.06                           1.06
                                         ===========                     ==========                     ==========

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

                                                         FOR THE YEAR ENDED SEPTEMBER 30,
                                       ---------------------------------------------------------------------
                                                 1997 vs. 1996                       1996 vs. 1995
                                       ----------------------------------  ---------------------------------
                                         VOLUME       RATE        NET        VOLUME      RATE        NET
                                       ----------  ----------  ----------  ----------  ---------  ----------
                                                                  (IN THOUSANDS)
INTEREST INCOME
  Short-term interest-earning
     assets..........................  $   (6,293) $    3,231  $   (3,062) $   12,015  $  (2,388) $    9,627
  Securities.........................         193       1,194       1,387      (2,053)        82      (1,971)
  Mortgage-backed securities.........     (28,206)      4,954     (23,252)    (42,429)    (2,583)    (45,012)
  Loans..............................      16,245       8,701      24,946      93,941      7,471     101,412
  FHLB stock.........................      (1,290)       (333)     (1,623)      2,002       (505)      1,497
                                       ----------  ----------  ----------  ----------  ---------  ----------
          Total......................     (19,351)     17,747      (1,604)     63,476      2,077      65,553
                                       ----------  ----------  ----------  ----------  ---------  ----------
INTEREST EXPENSE
  Deposits...........................       3,280     (12,739)     (9,459)      4,189      3,665       7,854
  FHLB advances......................     (21,565)    (12,970)    (34,535)     31,178     (8,852)     22,326
  Reverse repurchase agreements......       2,697        (474)      2,223       3,906     (2,014)      1,892
  Notes payable......................       3,649        (592)      3,057      --            (54)        (54)
                                       ----------  ----------  ----------  ----------  ---------  ----------
          Total......................     (11,939)    (26,775)    (38,714)     39,273     (7,255)     32,018
                                       ----------  ----------  ----------  ----------  ---------  ----------
          Net change in net interest
            income...................  $   (7,412) $   44,522  $   37,110  $   24,203  $   9,332  $   33,535
                                       ==========  ==========  ==========  ==========  =========  ==========

     1997 COMPARED TO 1996. Net interest income was $264.6 million for fiscal 1997, compared to $227.5 million for fiscal 1996, reflecting a $37.1 million, or 16% increase. This increase was attributable to a 42 basis point increase in the net yield, partially offset by a $336.2 million decrease in average interest-earning assets.

     The yield on interest-earning assets increased 22 basis points in fiscal 1997, in comparison to the prior year, primarily due to the shift of assets to higher yielding commercial and consumer loans from the traditionally lower yielding single family mortgages and to higher rates on adjustable-rate MBS. Average interest-earning assets decreased primarily due to principal repayments on MBS.

     The cost of funds decreased 26 basis points during fiscal 1997, in comparison to the prior year, primarily due to a decrease in FHLB advance rates and lower deposit rates, reflecting turnover from products with higher rates to lower cost transaction accounts.

     1996 COMPARED TO 1995. Net interest income increased $33.5 million, or 17%, to $227.5 million for fiscal 1996, compared to $194.0 million for fiscal 1995. The increase in net interest income is primarily attributable to a $726.2 million, or 7%, increase in average interest-earning assets and an 18 basis point increase in the net yield.

     The increase in average interest-earning assets during fiscal 1996 can be principally attributed to two single family mortgage loan purchases during the second half of fiscal 1995, approximating $1.9 billion. The increase in average interest-earning assets was funded primarily with FHLB advances and reverse repurchase agreements.

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

     During fiscal 1995, average market interest rates increased and the interest income from adjustable-rate loans and MBS increased more slowly than the cost of deposits and borrowings because of the effect of periodic interest rate caps applicable to the loans and MBS. During fiscal 1996, the negative effect of the periodic interest rate caps decreased, and, as a result, the net interest rate spread improved. The net interest rate spread was also positively impacted during fiscal 1996 by higher yields earned on loans purchased in the later part of fiscal 1995.

     PROVISION FOR CREDIT LOSSES

     1997 COMPARED TO 1996. The provision for credit losses increased $1.6 million during fiscal 1997 compared to the prior year. The primary items contributing to this increase were charge-offs of $5.0 million taken in conjunction with a bulk sale of $31.3 million of nonperforming single family mortgage loans during April 1997, increased commercial and small business portfolios, and the addition of new product lines, including healthcare loans and commercial loan syndications. The unsecured consumer line of credit product, which carries the highest level of reserves in the loan portfolio, experienced a decline in provisions from fiscal 1996 to 1997, which somewhat offset the increases explained above. This decline relates to a decrease in that product's total portfolio balance from $51.2 million at September 30, 1996 to $42.1 million at September 30, 1997. See "-- Asset Quality" and Note 5 to the Consolidated Financial Statements.

     1996 COMPARED TO 1995. The provision for credit losses decreased to $16.5 million for fiscal 1996 down from $24.3 million for fiscal 1995. Decreased loan purchases during fiscal 1996 resulted in lower single family provisions of $6.8 million for fiscal 1996 compared to $18.5 million for fiscal 1995. Consumer loan provisions increased to $7.8 million for fiscal 1996, compared to $4.2 million for fiscal 1995, reflecting increased losses and charge-offs on the unsecured consumer line of credit portfolio. See "-- Asset Quality" and Note 5 to the Consolidated Financial Statements.

     NON-INTEREST INCOME

     1997 COMPARED TO 1996. Non-interest income decreased $12.8 million or 13% during fiscal 1997 compared to fiscal 1996. This decrease primarily reflects lower gains on sales of single family warehouse loans due to the sale of certain of the Company's mortgage origination offices during the second quarter of fiscal 1997, partially offset by the gain recorded on that sale. See
" -- Mortgage Banking Restructurings and Sale of Offices". Loan servicing income, which primarily consists of loan servicing fee revenue, net of amortization of MSRs, remained relatively unchanged during fiscal 1997 as compared to a year ago. Gross servicing fee revenue increased $19.6 million and was partially offset by a $17.6 million increase in MSR amortization. These increases reflect a larger portfolio of single family loans serviced for others at September 30, 1997, as compared to September 30, 1996 ($20.5 billion versus $9.5 billion), due primarily to purchases of servicing rights totalling $12.6 billion during fiscal 1997. Gross servicing fee revenue for 1997 does not reflect the full revenue effect of the servicing rights purchased during fiscal 1997, which was reduced by costs incurred to have the loans subserviced on the Company's behalf until such loans were transferred to the Company's portfolio. Other non-interest income increased $5.6 million, or 36%, during fiscal 1997 as compared to the prior year, reflecting an increase in the number of checking accounts maintained by the Company for which certain fees are assessed and due to an increase in annuity sales volume.

     1996 COMPARED TO 1995. Non-interest income was $96.2 million for fiscal 1996 compared to $104.2 million for fiscal 1995, resulting in a decrease of $8.0 million. During fiscal 1996 and 1995, $1.5 billion and $2.9 billion, respectively, of single family MSRs were sold. The decrease in single family MSR sales during fiscal 1996 reflects management's decision to retain a greater portion of MSRs. Fiscal 1995 included substantial gains on sales of servicing rights originated in prior years. Gains on sales of single family warehouse loans were $38.4 million during fiscal 1996, compared to $26.4 million during fiscal 1995, reflecting an increase in the volume of single family warehouse loans sold.

     Net gains on securities and MBS were $4.0 million and $26,000 for fiscal 1996 and 1995, respectively. During fiscal 1996, the net gains on MBS were from the sale of $293.0 million of MBS. See " -- Discussion of Changes in Financial Condition". Net gains (losses) on other loans were $3.2 million and $(1.2) million for fiscal 1996 and 1995, respectively. During fiscal 1996, the Company sold $98.1 million of single family mortgage loans held by the Financial Markets Group for a gain of $608,000 and $178.4 million of multi-family loans for a gain of $2.7 million. See " -- Discussion of Changes in Financial Condition".

     Other non-interest income was $15.5 million in fiscal 1996 compared to $12.2 million in fiscal 1995. The increase was primarily due to growth in mutual fund and annuity sales. The growth in the sale of these products reflected the low interest rate environment, more experienced salespeople, and increased marketing of those products.

     NON-INTEREST EXPENSE

     1997 COMPARED TO 1996. Total non-interest expense was $172.1 million for fiscal 1997 and $187.3 million for fiscal 1996 (excluding the non-recurring items from fiscal 1996 discussed below) or 1.55% and 1.67%, respectively, of average total assets. This 8% reduction in expenses is principally attributable to lower SAIF premiums and the effect of the sale of certain of the Company's mortgage origination offices. Effective January 1, 1997, the SAIF deposit insurance assessment was reduced from 23 to 6.48 basis points, which lowered the amount of premiums paid in 1997 by $7.2 million. As a result of the sale of certain of the Company's mortgage origination offices (down from 85 offices at September 30, 1996 to six at September 30, 1997), decreases in compensation, occupancy, data processing, furniture and equipment, and other non-interest expenses were also realized. Offsetting these declines were increased legal expenses of $2.2 million for costs associated with the forbearance litigation. See "Legal Proceedings".

     1996 COMPARED TO 1995. Non-interest expense was $239.4 million for fiscal 1996 and $183.7 million for fiscal 1995, or 2.13% and 1.76%, respectively, of average total assets for those same periods. Non-interest expense for fiscal 1996 included several non-recurring items including $7.8 million in compensation expense, $33.7 million in SAIF deposit insurance premiums, and a $10.7 million restructuring charge. Excluding these non-recurring items, non-interest expense was $187.3 million for fiscal 1996 compared to $183.7 million for fiscal 1995, or 1.67% and 1.76%, respectively, of average total assets for those same periods. The $7.8 million compensation charge related to a management compensation program adopted in June 1996 in connection with the Company's August 1996 public offering. This program provided, among other things, for a cash bonus and the award of Company common stock to certain executives and officers of the Company. See Note 12 to the Consolidated Financial Statements. Excluding the $7.8 million charge, compensation and benefits decreased to $79.8 million in fiscal 1996 compared to $83.5 million in fiscal 1995. This decrease is a result of the change in the number of average full-time equivalent employees from 2,729 in 1995 to 2,548 in 1996, a decline which is consistent with the change in the number of mortgage origination offices (down from 122 at September 30, 1995 to 85 at September 30, 1996). The $33.7 million SAIF deposit insurance premium charge reflects a one-time assessment on all SAIF-insured deposits aimed at fully capitalizing the SAIF. The United States Congress passed legislation that was signed into law on September 30, 1996 that mandated this assessment, which was set at 65.7 basis points of SAIF-assessable deposits at March 31, 1995. See "Business -- Regulation -- Insurance Assessments". The
$10.7 million restructuring charge is discussed above in " -- Mortgage Banking Restructurings and Sale of Offices". During fiscal 1996 and 1995, $878,000 and $11.2 million, respectively, of gains on sales of real estate owned ("REO") properties were recognized and included in other non-interest expense.

     INCOME TAXES

     The provision for income taxes, excluding taxes on the extraordinary loss, was an expense of $60.7 million for fiscal 1997, a net benefit of $75.8 million for fiscal 1996, and an expense of $37.4 million for fiscal 1995. In June 1996 the Certificate of Incorporation and By-Laws were restated with the intent to preserve certain beneficial tax attributes limiting the disposition of certain common stock and other interests in the Parent Company by certain of its stockholders. The preservation of certain tax attributes allowed the recognition of tax benefits in June 1996 for the expected utilization of NOLs. These tax benefits were not recognized in prior periods due to limitations on the utilization of NOLs if an Ownership Change had occurred. In June 1996 the Parent Company and the Bank entered into a tax sharing agreement. This agreement resulted in the recognition of a tax benefit for the expected utilization of the Parent Company's NOLs by the Bank. As a result of the tax sharing agreement and the restatement of the Certificate of Incorporation and By-laws, a total tax benefit of

$101.7 million was recognized in fiscal 1996 as a reduction of income tax expense and an increase in the net deferred tax asset. See
"Business -- Taxation" and Note 13 to the Consolidated Financial Statements.

    MINORITY INTEREST

     Dividends paid on the Bank's preferred stock increased to $18.3 million for both fiscal 1997 and 1996 from $10.6 million for fiscal 1995, due to the Bank's issuance of its preferred stock, Series B during the fourth quarter of fiscal 1995. These shares are not owned by the Company and, accordingly, are reflected as minority interest in the Consolidated Financial Statements. Payments in lieu of dividends increased during fiscal 1996 because of the contractual payment of $5.9 million made to the FDIC-FRF in connection with the declaration of a $100 million dividend on the common stock of the Bank. See "Business -- Federal Financial Assistance -- Warrant Agreement" and Note 15 to the Consolidated Financial Statements.

    EXTRAORDINARY LOSS

     In May 1997 the Company issued $220 million of subordinated notes and used a portion of the net proceeds to retire $114.5 million of the Company's senior notes. The costs associated with retiring the Senior Notes are reflected as an extraordinary loss of $3.6 million, or $2.3 million after tax ($0.07 per share). See Note 10 to the Consolidated Financial Statements.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION

     1997 ACTIVITY. Total assets increased during fiscal 1997 by $1.3 billion, or 12%, to $12.0 billion. This increase principally reflects growth in the commercial and consumer loan portfolios and the result of MSR purchases, funded primarily with FHLB advances and reverse repurchase agreements. The composition of the Company's balance sheet at September 30, 1997 reflects less of a reliance on single family mortgage loans and MBS in favor of higher margin commercial and consumer loans. The composition of the Company's deposit base also changed during fiscal 1997, reflecting an increase in lower cost transaction accounts and a reduction in higher costing CDs. See "Business -- Deposits."

     The following table reflects activity in the loan portfolio.

                                         FOR THE YEAR ENDED SEPTEMBER 30,
                                    -------------------------------------------
                                        1997           1996           1995
                                    -------------  -------------  -------------
                                                  (IN THOUSANDS)
Beginning balance.................  $   7,519,488  $   8,260,240  $   5,046,174
  Fundings
     Single family................      2,188,273      3,602,009      3,226,324
     Commercial...................      1,492,931        891,306        547,117
     Consumer.....................        152,665        125,596         99,249
  Purchases
     Single family................        795,827        226,298      2,705,858
     Commercial...................        639,852         65,521         56,093
     Consumer.....................         95,613       --                   68
  Net change in mortgage banker
     finance line of credit.......        324,087         30,481        (38,124)
  Repayments......................     (2,555,898)    (2,314,496)    (1,192,156)
  Securitized loans sold or
     transferred..................     (1,290,220)    (2,669,406)    (1,864,313)
  Sales...........................       (319,707)      (646,979)      (308,612)
  Other...........................        (47,682)       (51,082)       (17,438)
                                    -------------  -------------  -------------
Ending balance....................  $   8,995,229  $   7,519,488  $   8,260,240
                                    =============  =============  =============

     Single family loans remained relatively flat during fiscal 1997. Increases due to purchases and originations of these loans during the year were offset by principal repayments. Although single family loans comprise 72% of the Company's total loan portfolio, the Company continues to reduce its reliance on these loans as evidenced by the sale of certain of its retail and wholesale mortgage origination offices during the second quarter of fiscal 1997. The remaining offices were restructured or closed. See "Business -- Mortgage Banking Group." Single family loans held for sale increased $440.8 million during fiscal 1997 up from $256.6 million at September 30,

1996 to $697.4 million at September 30, 1997, reflecting loans originated by the Company that may be sold or securitized in the future.

     At September 30, 1997, commercial and consumer loans comprised 28% of the total loan portfolio, compared to 15% at September 30, 1996. Commercial loans increased $1.2 billion, or 124%, during fiscal 1997, compared to an increase of $245.1 million, or 33%, during fiscal 1996, reflecting higher purchases and originations during the current year as compared to the prior year. Consumer loans increased $132.2 million, or 78%, during fiscal 1997. This increase reflects purchases of home equity line of credit loans outside the state of Texas and increased home improvement loan originations, offset by a lower consumer line of credit portfolio.

     During fiscal 1997, the Company purchased $406.3 million of SBA loans, a portion of which were pooled into securities totalling $341.5 million. Securities created from these SBA loans totalling $335.1 million were sold during fiscal 1997.

     MSRs increased $148.8 million, or 121%, during fiscal 1997 reflecting the purchase of servicing rights associated with $12.6 billion of single family mortgage loans at a premium of $166.5 million. Accordingly, the single family servicing portfolio increased to $24.5 billion at September 30, 1997 compared to $13.2 billion at September 30, 1996 ($4.0 billion and $3.7 billion at September 1997 and 1996, respectively, were serviced for the Company's own account). At September 30, 1997, $7.5 billion of the recently acquired servicing rights had not yet been transferred to the Company but were transferred during the first quarter of fiscal 1998. These acquisitions also contributed to the increase in servicing related receivables included in other assets.

     Deposits increased $99.7 million, or 2%, during fiscal 1997. Although total deposits were relatively unchanged, the composition changed. Higher cost brokered deposits and CDs were allowed to runoff and were replaced with lower cost transaction accounts. In the aggregate, FHLB advances and reverse repurchase agreements increased $978.3 million during fiscal 1997 primarily to fund loan purchases and originations. In September and October 1997, the Company signed agreements to purchase twenty-one branches with deposits totalling $1.5 billion. See "Business -- Deposits."

     During fiscal 1997, the Company issued $220 million of subordinated notes. Net proceeds were used to repurchase and retire $114.5 million of the Company's senior notes, pay the related costs and expenses and provide additional capital to the Bank. See Note 10 to the Consolidated Financial Statements.

     1996 ACTIVITY. Total assets decreased by $1.3 billion, or 11%, to $10.7 billion at September 30, 1996, down from $12.0 billion at September 30, 1995. This decrease primarily resulted from loan and MBS sales and repayments.

     Securities decreased by $51.5 million during fiscal 1996, reflecting the purchase of $22.4 million and the sale of $96.5 million in securities. During fiscal 1996, $58.0 million of SBA loans were purchased, a portion of which were pooled into securities totalling $30.5 million. At September 30, 1996, $6.5 million of the securities created remain in the Company's portfolio.

     MBS decreased by $740.4 million during fiscal 1996, primarily because of sales and repayments. During fiscal 1996, the Company sold $293.0 million in MBS for a gain of $2.7 million, compared to $77.6 million in sales for a gain of $16,000 during fiscal 1995. The increase in repayments resulted from a decline in market interest rates.

     In November 1995 the Financial Accounting Standards Board ("FASB") issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". This implementation guide provided the Company the opportunity to reassess the appropriateness of the classification of its securities and provided that reclassifications of securities from the held to maturity category resulting from this one-time reassessment would not call into question the intent to hold other securities to maturity in the future. During the first quarter of fiscal 1996, the Company reassessed its securities portfolios and reclassified $1.2 billion in MBS from the held to maturity portfolio to the available for sale portfolio. An unrealized gain of $4.2 million before tax, or $2.6 million after tax, was recorded in stockholders' equity as a result of this transfer.

     The increase in single family mortgage loan originations during fiscal 1996 resulted from a decline in market interest rates in comparison to a year ago. The decline in market interest rates prompted borrowers to refinance their mortgages at lower rates of interest, resulting in an increase in repayments as well as in single family mortgage loan originations. Refinancings approximated $1.2 billion and $600.6 million, or 31% and 17% of total single family mortgage loan originations during fiscal 1996 and 1995, respectively. Multi-family, commercial real estate, and SBA loan originations increased $29.4 million during fiscal 1996 as compared to fiscal 1995. The increase in multi-family, commercial real estate, and SBA loan originations, as well as the increase in residential construction loan originations during fiscal 1996, as compared to fiscal 1995, reflects the geographic expansion of the offering of these products. Increased consumer loan originations during fiscal 1996 as compared to fiscal 1995 are primarily due to increased home improvement loan originations resulting from increased marketing efforts.

     As a result of the decline in market interest rates during fiscal 1996, the MBF line of credit portfolio increased $30.5 million to $139.9 million at September 30, 1996.

     Single family mortgage loan purchases were $226.3 million during fiscal 1996, compared to $2.7 billion during fiscal 1995. The decrease in purchases reflects a decrease in products available at attractive yields.

     During fiscal 1996, total loans decreased $740.8 million, primarily due to sales and repayments. During this period, the Company sold $98.1 million of single family portfolio loans for a gain of $608,000 and $178.4 million of multi-family loans for a gain of $2.7 million.

     MSRs increased $48.3 million to $123.4 million at September 30, 1996 from $75.1 million at September 30, 1995. During fiscal 1996, the Company purchased servicing rights associated with $1.2 billion of single family mortgage loans at a premium of $23.5 million.

     In the aggregate, FHLB advances and reverse repurchase agreements decreased $1.3 billion to $4.3 billion at September 30, 1996 from $5.6 billion at September 30, 1995, reflecting a reduction in the Company's asset base.

     The decrease in deposits is primarily due to maturities of consumer and wholesale CDs that were not renewed. These decreases were partially offset by increased consumer checking and insured money fund deposits, reflecting the Company's emphasis on high levels of customer service and innovative products.

ASSET QUALITY

     The Company is exposed to certain credit risks related to the value of collateral that secures loans held in its portfolio and the ability of borrowers to repay their loans during the term thereof. The Company has a Credit Committee comprised of senior officers, that continually monitors the loan and REO portfolios for potential problems and reports to the Board of Directors at regularly scheduled meetings. The Company also has an Asset Review Department, which provides to the Board of Directors an independent ongoing review and evaluation of the quality of assets. Selected asset quality ratios were as follows:

                                              AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                       -----------------------------------------------------
                                         1997       1996       1995       1994       1993
                                       ---------  ---------  ---------  ---------  ---------
Allowance for credit losses to net
  nonaccrual loans
     Single family...................    47.37%     32.46%     39.74%     22.70%     39.69%
     Total...........................    72.61      44.24      48.74      30.73      71.71
Allowance for credit losses to
  nonperforming assets...............    52.24      32.95      36.65      24.18      49.28
Allowance for credit losses and
  non-accretable discounts
  to net nonaccrual loans............    74.13      48.47      60.88      50.89     126.18
Allowance for credit losses to total
  loans..............................     0.43       0.52       0.44       0.46       0.61
Nonperforming assets to total
  assets.............................     0.63       1.12       0.84       1.09       0.72
Net nonaccrual loans to total
  loans..............................     0.60       1.19       0.91       1.51       0.85
Nonperforming assets to total loans
  and REO............................     0.83       1.59       1.21       1.91       1.23
Net loan charge-offs to average loans
     Single family...................     0.18(1)    0.12       0.08       0.04       0.05
     Total...........................     0.23(1)    0.17       0.16       0.30       0.05

------------
(1) Excluding charge-offs totalling $5.0 million related to a nonperforming loan sale in April 1997, the single family charge-off ratio would have been 0.11% and the total charge-off ratio would have been 0.17%.

     NONPERFORMING ASSETS

                                                            AT SEPTEMBER 30,
                                       ----------------------------------------------------------
                                          1997        1996        1995        1994        1993
                                       ----------  ----------  ----------  ----------  ----------
                                                             (IN THOUSANDS)
NONACCRUAL LOANS
     Single family...................  $   51,742  $   92,187  $   83,954  $   85,722  $   61,451
     Commercial......................       1,995         494         718       6,144       3,233
     Consumer........................         974       1,039         563         506         427
                                       ----------  ----------  ----------  ----------  ----------
                                           54,711      93,720      85,235      92,372      65,111
                                       ----------  ----------  ----------  ----------  ----------
DISCOUNTS............................        (759)     (4,077)     (9,727)    (16,053)    (23,465)
                                       ----------  ----------  ----------  ----------  ----------
          Net nonaccrual loans.......      53,952      89,643      75,508      76,319      41,646
REO, primarily single family
  properties.........................      21,038      30,730      24,904      20,684      18,954
                                       ----------  ----------  ----------  ----------  ----------
          Total nonperforming
            assets...................  $   74,990  $  120,373  $  100,412  $   97,003  $   60,600
                                       ==========  ==========  ==========  ==========  ==========

     A loan is usually placed on nonaccrual status when the loan is past due 90 days or more or the ability of a borrower to pay principal and interest is in doubt. Nonaccrual loans outstanding at September 30, 1997 were primarily concentrated in California (48.75%) and Texas (9.31%), which is generally reflective of the geographic makeup of the Company's loan portfolio.

     The Company's nonperforming assets decreased 38%, or $45.4 million to $75 million at September 30, 1997, as compared to $120.4 million at September 30, 1996. This decrease is primarily attributable to the sale in April 1997 of $31.3 million of nonperforming single family mortgage loans and a higher sales volume of REO properties in fiscal 1997.

     Nonperforming assets were at their highest level in fiscal 1996, increasing by $20 million from $100.4 million at September 30, 1995 to $120.4 million at September 30, 1996. This increase was the result of significant loan purchases, which occurred in the fourth quarter of fiscal 1995 that subsequently produced an increased level of delinquent loans and foreclosures.

     The level of nonperforming assets for fiscal 1995 and 1994 remained relatively constant at $100.4 million and $97 million, respectively. However, in fiscal 1994, the Company's nonperforming assets increased 60%. This increase was the result of the purchase, at substantial discounts, of single family loans that were delinquent at acquisition.

     Historically, the Company purchased large portfolios of loans, portions of which were acquired at substantial discounts generally due to the loans' delinquent status. These purchase discounts reflected the potential credit risk associated with the delinquent loans and as a result were not accreted to income ("non-accretable discounts"). These discounts were recognized into income at the time a loan was sufficiently seasoned and its delinquency status had been cured, at loan pay-off, or at the time the related loan or REO property was sold.

     ALLOWANCE FOR CREDIT LOSSES

     The allowance for credit losses is established based on management's periodic evaluation of the loan portfolio and considers such factors as historical loss experience, delinquency status, identification of adverse situations that may affect the ability of obligators to repay, known and inherent risks in the portfolio, assessment of economic conditions, regulatory policies, and the estimated value of the underlying collateral, if any. Although the credit management systems have resulted in a very low loss experience, there can be no assurance that such results will continue in the future. The activity in and the allocation of the allowance for credit losses was as follows:

                                                  AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                          ------------------------------------------------------
                                             1997       1996       1995       1994       1993
                                          ----------  ---------  ---------  ---------  ---------
                                                              (IN THOUSANDS)
ACTIVITY
Beginning balance.......................  $   39,660  $  36,801  $  23,454  $  29,864  $  28,214
     Provision..........................      18,107     16,469     24,293      6,997      4,083
     Charge-offs........................     (19,036)   (13,785)   (11,078)   (13,465)    (2,458)
     Recoveries.........................         443        175        132         58         25
                                          ----------  ---------  ---------  ---------  ---------
Ending balance..........................  $   39,174  $  39,660  $  36,801  $  23,454  $  29,864
                                          ==========  =========  =========  =========  =========
ALLOCATION
Single family...........................  $   24,538  $  28,672  $  29,632  $  15,981  $  15,403
Commercial(1)...........................       8,766      5,769      3,922      5,651     14,106
Consumer................................       5,870      5,219      3,247      1,822        355
                                          ----------  ---------  ---------  ---------  ---------
     Total..............................  $   39,174  $  39,660  $  36,801  $  23,454  $  29,864
                                          ==========  =========  =========  =========  =========

     (1)  Includes $2.2 million, $925,000, $560,000, $526,000, and $414,000 related to construction loans as of September 30, 1997, 1996, 1995, 1994, and 1993, respectively.

     The allowance for credit losses remained relatively constant from September 30, 1996 to September 30, 1997, however, the composition of the allowance changed. The single family mortgage allowance decreased $4.1 million during fiscal 1997, reflecting the April 1997 sale of $31.3 million of nonperforming single family loans with related charge-offs of $5.0 million. This decrease was offset by increased reserves in the commercial and consumer loan portfolios, which were necessitated by growth in those portfolios.

     The allowance for credit losses increased to $39.7 million at September 30, 1996 from $36.8 million at September 30, 1995. The single family allowance for credit losses decreased during fiscal 1996, because of a reduced level of single family mortgage loans as repayments exceeded originations. The consumer allowance for credit losses increased during fiscal 1996, reflecting the increased losses related to the unsecured line of credit portfolio. The commercial allowance for credit losses increased during fiscal 1996 primarily from growth in the commercial loan portfolio.

     The allowance for credit losses increased to $36.8 million at September 30, 1995 from $23.5 million at September 30, 1994. The single family allowance for credit losses increased during fiscal 1995, because of purchases of $2.7 billion and additional originations retained for portfolio of $1.0 billion. The consumer allowance for credit losses increased as a result of increased losses related to the unsecured consumer line of credit portfolio.

     CHARGE-OFFS

     The Company charges off loans, other than consumer loans, when all attempts have been exhausted to resolve any outstanding loan or legal issues. For consumer loans, all loans are charged off when the loan becomes contractually 120 days delinquent. Loan charge-offs and recoveries were as follows:

                                                    FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------------------------------
                                          1997        1996        1995        1994        1993
                                       ----------  ----------  ----------  ----------  ----------
                                                             (IN THOUSANDS)
CHARGE-OFFS
     Single family...................  $  (11,886) $   (7,751) $   (4,842) $   (1,722) $   (2,315)
     Commercial......................        (570)        (39)     (3,389)    (10,378)        (71)
     Consumer........................      (6,580)     (5,995)     (2,847)     (1,365)        (72)
                                       ----------  ----------  ----------  ----------  ----------
          Total charge-offs..........     (19,036)    (13,785)    (11,078)    (13,465)     (2,458)
                                       ----------  ----------  ----------  ----------  ----------
RECOVERIES
     Single family...................          63          31          36          20           6
     Commercial......................           3      --               2      --              --
     Consumer........................         377         144          94          38          19
                                       ----------  ----------  ----------  ----------  ----------
          Total recoveries...........         443         175         132          58          25
                                       ----------  ----------  ----------  ----------  ----------
          Total net charge-offs......  $  (18,593) $  (13,610) $  (10,946) $  (13,407) $   (2,433)
                                       ==========  ==========  ==========  ==========  ==========
          Net loan charge-offs to
            average loans............        0.23%       0.17%       0.16%       0.30%       0.05%

     Net loan charge-offs increased 37% to $18.6 million for fiscal 1997 from $13.6 million for fiscal 1996. This increase is the result of the April 1997 sale of $31.3 nonperforming single family loans with related charge-offs of $5.0 million. The ratio for net charge-offs as a percentage of average single family mortgage loans reflects the increased charge-offs and was 0.18% for fiscal 1997, versus 0.12% for fiscal 1996. Adjusted for the loan sale mentioned above, the single family mortgage loan charge-off ratio would have been 0.11% and the total charge-off ratio would have been 0.17% for fiscal 1997.

     Net loan charge-offs increased to $13.6 million for fiscal 1996 from $10.9 million for fiscal 1995. Net charge-offs on the single family portfolio increased to $7.7 million for fiscal 1996 from $4.8 million for fiscal 1995. This resulted in net charge-offs as a percentage of single family loans on average of 0.12% and 0.08%, respectively, for fiscal 1996 and 1995. Net single family REO gains of $17.6 million exceeded net single family charge-offs of $16.4 million for the four years ended September 30, 1996. REO gains historically have been significant because of discounts attributable to the original loan purchases. Net charge-offs on the consumer loan portfolio increased to $5.9 million for fiscal 1996 from $2.8 million for fiscal 1995 because of the unsecured consumer line of credit portfolio.

     Net loan charge-offs decreased to $10.9 million for fiscal 1995 compared to $13.4 million for fiscal 1994. Net charge-offs on the commercial portfolio decreased to $3.4 million for fiscal 1995 compared to $10.4 million for fiscal 1994. Commercial charge-offs in fiscal 1995 and 1994 resulted primarily from charge-offs related to a single commercial real estate loan, which was ultimately sold. Excluding the commercial real estate loan charge-offs, net charge-offs to average loans outstanding would have been $7.5 million and $3.3 million, or 0.11% and 0.07%, respectively, for fiscal 1995 compared to fiscal 1994. Net charge-offs on the single family portfolio increased to $4.8 million for fiscal 1995 compared to $1.7 million for fiscal 1994. This resulted in net charge-offs as a percentage of single family mortgage loans on average of 0.08% and 0.04%, respectively, for fiscal 1995 compared to fiscal 1994. Net charge-offs on the consumer loan portfolio increased to $2.8 million for fiscal 1995 compared to $1.3 million for fiscal 1994. This increase primarily relates to the unsecured consumer line of credit portfolio.

     The only credit product that has had charge-offs higher than its original formula reserves is the unsecured consumer line of credit, which was first offered in fiscal 1993. Due to the initial growth and loss experience in this portfolio, the underwriting, approval, and collection processes were modified and the percentage of reserves required for this product was increased. At September 30, 1997, this product had loans outstanding of $42.1 million with a related allowance of $4.3 million, compared to an outstanding balance of $51.2 million and related allowance of $4.4 million at September 30, 1996. The Company believes that its current formula reserve policy is appropriate for this product.

CAPITAL RESOURCES AND LIQUIDITY

     Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis. The Bank is required by the OTS to maintain a certain level of liquidity. The Bank's liquidity ratios for September 1997 were as follows:

                                        ACTUAL     REQUIREMENT
                                        -------    ------------
Average daily liquidity..............     5.86%        5.00%
Average short-term liquidity.........     3.31%        1.00%

     The primary sources of funds consist of deposits, advances from the FHLB, reverse repurchase agreements, principal repayments on loans and MBS, and proceeds from the issuance of debt and stock. Liquidity may also be provided from other sources including investments in short-term high credit quality instruments. At September 30, 1997, these instruments generally comprised repurchase agreements, federal funds sold, and MBS and securities available for sale. These instruments totalled $1.5 billion, $1.8 billion, and $933.2 million at September 30, 1997, 1996, and 1995, respectively. Funding resources are principally used to meet ongoing commitments to fund deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and maintain liquidity. Management believes that the Bank has adequate resources to fund all of its commitments. See Notes 7, 8, 9, and 11 to the Consolidated Financial Statements.

     In December 1996, the Parent Company contributed all of the outstanding stock of its subsidiary, the Bank, to Holdings, and Holdings assumed the obligations of the Parent Company. The Parent Company's and Holdings' ability to pay dividends on their common stock and to meet their other cash obligations is dependent on the receipt of dividends from the Bank. The declaration of dividends by the Bank on all classes of its capital stock is subject to the discretion of the Board of Directors of the Bank, the terms of the Bank Preferred Stock, applicable regulatory requirements, and, until May 1997, compliance with the covenants of the Senior Notes. In connection with the repurchase of the Senior Notes in May 1997, the Company obtained consents from Senior Notes holders which effectively eliminated substantially all of the restrictive covenants, including limitations on dividends. See Note 10 to the Consolidated Financial Statements.

     Total aggregate annual dividend requirements on the preferred stock of the Bank are $18.25 million. While the preferred stock of the Bank is noncumulative, common stock dividends may not be paid by the Bank if full dividends on the preferred stock of the Bank have not been paid for the four most recent quarterly dividend periods. While it is the present intention of the Board of Directors of the Bank to declare dividends in an amount sufficient to provide the cash flow necessary to meet debt service obligations and to pay dividends to the holders of the Company's common stock, subject to applicable regulatory restrictions, no assurance can be given that circumstances which would limit or preclude the declaration of such dividends will not exist in the future. At September 30, 1997, the Bank had $201.0 million of available capacity for the payment of dividends on its capital stock without prior approval of the OTS. See "Regulation -- Capital Distributions" and Notes 10, 14 and 15 to the Consolidated Financial Statements.

     DEPOSITS

     Deposits have provided the Company with a source of relatively stable and low cost funds. Average deposits funded 46% of average total assets for fiscal 1997, 45% of average total assets for fiscal 1996, and 48% for fiscal 1995. The relationship of the Company's deposits to its average assets has decreased since fiscal 1995, while overall deposit levels have remained constant. The Company historically utilized CDs to compete for consumer deposits. Beginning in 1995, the Company's strategy has been to increase transaction deposit accounts, which are the core relationships that provide a stable source of funding for the Company. As a complement to this strategy, the Company continues to offer traditional deposit products, such as savings accounts and CDs. See "Business -- Deposits."

     BORROWINGS

     The Company relies upon borrowings, primarily collateralized borrowings such as advances from the FHLB and reverse repurchase agreements, to fund its assets. Borrowings were the primary source of funds for the recent asset growth and accounted for 42% of the funding of average assets for fiscal 1997, 45% for fiscal 1996, and 43% for fiscal 1995. Fixed and adjustable-rate advances are obtained from the FHLB Dallas under a security and pledge agreement that restricts the amount of borrowings to the greater of a percentage of (1) fully disbursed single family loans, unless assets are physically pledged to the FHLB Dallas, and (2) total assets. At September 30, 1997, these limitations were 65% and 45%, respectively. Effective November 15, 1997, the FHLB Dallas raised the borrowing limitation on fully disbursed single family loans to 75%. The Company's ability to borrow on reverse repurchase agreements is limited to the market value of available collateral to collateralize reverse repurchase agreements. At September 30, 1997, the Company had $1.3 billion in such collateral, $1.2 billion of which was collateralizing reverse repurchase agreements. See Notes 8 and 9 to the Consolidated Financial Statements.

     NOTES PAYABLE

     In May 1993 the Company issued $115 million of senior notes at an initial rate of 8.05% (the "Senior Notes") and repaid long-term debt and a note payable to a related party. The Senior Notes mature on May 15, 1998. In May 1997 the Company issued $220 million of fixed-rate subordinated notes due 2007 with a stated rate of 8.875% and an effective rate of 8.896%. A portion of the proceeds were used to retire $114.5 million of the Company's Senior Notes. See Note 10 to the Consolidated Financial Statements.

     COMMITMENTS

     At September 30, 1997, the Company had $1.7 billion of outstanding commitments to extend credit. Because such commitments may expire without being drawn upon, the commitments do not necessarily represent future cash requirements. Scheduled maturities of CDs and borrowings (including advances from the FHLB and reverse repurchase agreements) during the twelve months following September 30, 1997 total $1.7 billion and $2.5 billion, respectively. At September 30, 1997, the Company had $396.8 million of outstanding commitments to purchase loans. Management believes that the Company has adequate resources to fund all of its commitments.

     CAPITAL

     On May 6, 1996, the Bank paid a $100 million dividend to the Company on the common stock of the Bank, and on the same day, the Company paid a dividend on its common stock in the amount of $100 million.

     Prior to June 1996, the Company was a subsidiary of Hyperion Holdings, which in turn was a subsidiary of Hyperion Partners. In connection with several capital transactions that occurred in June 1996 between the Company, Hyperion Holdings, and Hyperion Partners, the Company's stock was distributed to the limited and general partners of Hyperion Partners. Following this restructuring, the Company had a 1,800-to-one stock conversion.

     In August 1996 the Company filed a registration statement with the Commission and 12,075,000 shares of the Class A common stock of the Company were sold to the public. The Company sold 910,694 shares and Selling Stockholders sold 11,164,306 shares. The net proceeds to the Company from this offering of $14.0 million was contributed to the capital of the Bank for general corporate purposes.

     In August 1996 the FDIC surrendered a portion of the Warrant for a cash payment and exercised the remainder of the Warrant. The FDIC immediately exchanged the shares of common stock of the Bank it received for 1,503,560 shares of common stock of the Company, which were sold in the offering discussed above.

     REGULATORY MATTERS

     The Bank is subject to regulatory capital requirements as defined in the OTS capital regulations. The Bank's capital level at September 30, 1997, 1996, and 1995 qualified it as "well-capitalized", the highest of five tiers under applicable regulatory definitions. See "Regulation -- Capital Requirements," and Note 14 to the Consolidated Financial Statements.

CONTINGENCIES AND UNCERTAINTIES
     YEAR 2000

     The Company formally initiated a project in October 1996 to ensure that its operational and financial systems will not be adversely affected by year 2000 software problems. A year 2000 project team has been formed with representatives from all areas of the Company. Executive management is supporting all compliance efforts and is allocating the necessary resources to complete the project. An inventory of all systems and products that could be affected by the year 2000 date change has been developed, verified, and categorized as to its importance to the Company. The software for the Company's systems is primarily provided through service bureaus and software vendors. The Company is requiring its software providers to demonstrate and represent that the products provided are or will be year 2000 compliant and has planned a program of testing for compliance. Management does not expect the costs of bringing the Company's systems into year 2000 compliance to have a materially adverse effect on the Company's financial condition, results of operations, or liquidity.

RECENT ACCOUNTING STANDARDS

     A discussion of recently issued accounting pronouncements and their impact on the Consolidated Financial Statements is provided in Note 1 to the Consolidated Financial Statements.

FORWARD-LOOKING INFORMATION

     Statements and financial discussion and analysis by management contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation: changes in interests rates and economic conditions; the shift in the Company's emphasis from residential mortgage lending to community and commercial banking activities; the restructuring and sale of a substantial part of the Company's mortgage banking origination business; increased competition for deposits and loans; changes in the availability of funds; changes in local economic and business conditions; changes in availability of residential mortgage loans orginated by other financial institutions or the Company's ability to purchase such loans on favorable terms; the Company's ability to make acquisitions of other depository institutions, their assets or their liabilities and the Company's successful integration of any such acquistions; transactions in the common stock of the Company that might result in an Ownership Change triggering an annual limitation on the use of the Company's NOLs under Section 382 of the Code; changes in the ability of the Bank to pay dividends on its common stock; changes in applicable statutes and government regulations or their interpretation; the continuation of the significant disparity in the deposit insurance premiums paid by thrift institutions and commercial banks; the loss of senior management or operating personnel; claims with respect to representations and warranties made by the Company to purchasers and insurers of mortgage loans and to purchasers of MSRs; claims of noncompliance by the Company with statutory and regulatory requirements; and changes in the status of litigation to which the Company is a party. For further information regarding these factors, see "Risk Factors" in the prospectus dated April 29, 1997, relating to the public offering of the Company's Subordinated Notes filed with the SEC (File No. 333-19861), and in the prospectus dated January 27, 1997, relating to the registration of 10,208,610 shares of the Company's Class A common stock, filed with the SEC (File No. 333-19237).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding the market risk of the Company's financial instruments, see "Business -- Asset and Liability Management". The Company's principal market risk exposure is to interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the index included on page 58 and the Consolidated Financial Statements which begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on directors and executive officers of the Company contained under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation contained under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of voting security of the Company contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on certain relationships and related transactions contained under the caption "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

EXHIBITS

     Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described in such parenthetical reference.

   EXHIBIT NO.                   DESCRIPTION
   -----------                   -----------
     2.1     -- Form of Letter Agreement, by and among the general and
                limited partners of Hyperion Partners, L.P., dated as of June 17, 1996, relating to certain transactions consumated prior to the Offering. (Incorporated by reference to Exhibit 2.1 to Form S-1, Registration No. 333-06229)

     2.2     -- Merger Agreement, dated as of June 17, 1996, by and between the Company and Hyperion Holdings related to the Merger. (Incorporated by reference to Exhibit 2.2 to Form S-1, Registration No. 333-06229)

     3.1     -- Form of Restated Certificate of Incorporation of the
                Registrant, as amended. (Incorporat- ed by reference to Exhibit
                3.1 to Form S-1, Registration No. 333-06229)

     3.2     -- Form of By-Laws of the Registrant. (Incorporated by reference to Exhibit 3.2 to Form S-1, Registration No. 333-06229)

     4.1     -- Indenture, dated as of May 15, 1993, between the Registrant and Bank of New York, as Trustee, relating to the Registrant's 8.05% Senior Notes due May 15, 1998. (Incorporated by reference to Exhibit 4.1 to Form S-1, Registration No. 333-06229)

     4.2     -- Form of 8.05% Senior Note due May 15, 1998 (included in the
                Indenture filed as Exhibit 4.1 hereto). (Incorporated by reference to Exhibit 4.2 to Form S-1, Registration No. 333-06229)

     4.3     -- Exchange and Registration Rights relating to Registrant's
                8.05% Senior Notes due May 15, 1998. (Incorporated by reference to Exhibit 4.3 to Form S-1, Registration No. 333-06229)

     4.4     -- First Supplemental Indenture, dated as of January 23, 1995, between the Registrant and the Bank of New York, as Trustee, relating to Registrant's 8.05% Senior Notes due May 15, 1998. (Incorporated by reference to Exhibit 4.4 to Form S-1, Registration No. 333-06229)

     4.5     -- Form of Class A common stock Certificate. (Incorporated by reference to Exhibit 4.5 to Form S-1, Registration No.
                333-06229)

     4.6     -- Indenture, dated as of May 7, 1997, between the Registrant and The Bank of New York, as Trustee, relating to the Registrant's 8.875% Subordinated Notes due May 1, 2007 (Incorporated by reference to Exhibit 4.2 to Form S-1, Registration No. 333-19861)

     4.7     -- Form of 8.875% Subordinated Notes due May 1, 2007 (included in the Indenture filed as Exhibit 4.6 hereto) (Incorporated by reference to Exhibit 4.3 to Form S-1, Registration No. 333-19861)

     4.8     -- Second Supplemental Indenture, dated as of December 3, 1996 among Registrant, BNKU Holdings, Inc. and The Bank of New York, as Trustee, relating to Registrant's 8.05% Senior Notes due May 15, 1998 (Incorporated by reference to Exhibit 4.7 to Form S-1, Registration No. 333-19861)

     4.9     -- Third Supplemental Indenture, dated as of March 27, 1997 between the Registrant and The Bank of New York, as Trustee, relating to the Registrant's 8.05% Senior Notes due May 15, 1998 (Incorporated by reference to Exhibit 4.8 to Form S-1, Registration No. 333-19861)

    10.1     -- Assistance Agreement, dated December 30, 1988, among the
                Bank, the Registrant, Hyperion Holdings, Hyperion Partners, and the FSLIC. (Incorporated by reference to Exhibit 10.1 to Form S-1, Registration No. 333-06229)

    10.1a    -- Settlement and Termination Agreement, dated as of December
                23, 1993, among the Bank, the Registrant, Hyperion Holdings, Hyperion Partners and the FDIC. (Incorporated by reference to Exhibit 10.1a to Form S-1, Registration No. 333-06229)

   EXHIBIT NO.                     DESCRIPTION
   -----------                     -----------
     10.1b   -- Tax Benefits Agreement, dated December 28, 1993, among the
                Bank, the Registrant, Hyperion Holdings, Hyperion Partners and the FDIC. (Incorporated by reference to Exhibit 10.1b to Form S-1, Registration No. 333-06229)

     10.2    -- Acquisition Agreement, dated December 30, 1988, between the
                Bank and the FSLIC. (Incorporated by reference to Exhibit 10.2 to Form S-1, Registration No. 333-06229)

     10.3    -- Warrant Agreement, dated December 30, 1988, between the Bank and the FSLIC. (Incorporated by reference to Exhibit 10.3 to Form S-1, Registration No. 333-06229)

     10.3a   -- Amended and Restated Warrant Agreement dated December 28,
                1993, between the Bank and the FDIC. (Incorporated by reference to Exhibit 10.3a to Form S-1, Registration No. 333-06229)

     10.4    -- Regulatory Capital Maintenance Agreement, dated December 30,
                1988 among the Bank, the Registrant, Hyperion Holdings, Hyperion Partners, and the FSLIC (terminated). (Exhibit 10.4 to Form S-1 filed on June 18, 1996)

     10.5    -- Federal Stock Charter of the Bank and First Amendment to
                charter approved on August 26, 1992. (Incorporated by reference to Exhibit 10.5 to Form S-1, Registration No. 333-06229)

     10.6    -- Amended and Restated Federal Stock Charter of the Bank and
                Second Amendment approved on October 30, 1992. (Incorporated by reference to Exhibit 10.6 to Form S-1, Registration No. 333-06229)

     10.6a   -- Third Amendment to the Federal Stock Charter of the Bank
                approved on April 23, 1996. (Incorporated by reference to Exhibit 10.6a to Form S-1, Registration No. 333-06229)

     10.6b   -- Amended and Restated Bylaws of the Bank. (Incorporated by
                reference to Exhibit 10.6b to Form S-1, Registration No. 333-06229)

     10.7    -- Specimen Preferred Stock, Series A, certificate, $25.00 per share stated value of the Bank. (Incorporated by reference to Exhibit 10.7 to Form S-1, Registration No. 333-06229)

     10.7a   -- Certificate of Designation of Noncumulative Preferred Stock,
                Series A, of the Bank. (Incorporated by reference to Exhibit 10.7a to Form S-1, Registration No. 333-06229)

     10.7b   -- Specimen Preferred Stock, Series B, certificate, $25.00 per share stated value, of the Bank. (Incorporated by reference to Exhibit 10.7b to Form S-1, Registration No. 333-06229)

     10.7c   -- Certificate of Designation of Noncumulative Preferred Stock,
                Series B, of the Bank. (Incorporated by reference to Exhibit 10.7c to Form S-1, Registration No. 333-06229)

     10.8    -- Data Processing Agreement, dated January 1, 1992, between the
                Bank and Systematics Financial Services, Inc., and First Amendment (dated October 28, 1992) and Second Amendment (dated September 1, 1992). (Incorporated by reference to Exhibit 10.8 to Form S-1, Registration No. 333-06229)

     10.8a   -- Third Amendment, dated December 17, 1993, to the Data
                Processing Agreement, dated January 1, 1992, between the Bank and Systematics Financial Services, Inc. (Incorporated by reference to Exhibit 10.8a to Form S-1, Registration No. 333-06229)

     10.8b   -- Fourth Amendment, dated March 28, 1994, to the Data
                Processing Agreement, dated January 1, 1992, between the Bank and Systematics Financial Services, Inc. (Incorporated by reference to Exhibit 10.8b to Form S-1, Registration No. 333-06229)

     10.8c   -- Fifth Amendment, dated April 1, 1994 to the Data Processing
                Agreement, dated January 1, 1992, between the Bank and Systematics Financial Services, Inc. (Incorporated by reference to Exhibit 10.8c to Form S-1, Registration No. 333-06229)

     10.8d   -- Sixth Amendment, dated February 26, 1996 to the Data
                Processing Agreement, dated January 1, 1992, between the Bank and Systematics Financial Services, Inc. (Incorporated by reference to Exhibit 10.8d to Form S-1, Registration No. 333-06229)

     10.9    -- Management and Consulting Services Agreement, dated January
                1, 1992, between the Bank and Systematics Financial Services, Inc., and First Amendment (dated March 18, 1992) and Second Amendment (dated September 1, 1992). (Incorporated by reference to Exhibit 10.9 to Form S-1, Registration No. 333-06229)

   EXHIBIT NO.                       DESCRIPTION
   -----------                       -----------
     10.10   -- Lease Agreement, dated April 1, 1989, between the Bank and
                Homart Development Co. (Leased premises at 3200 Southwest Freeway) and First Amendment thereto dated January 31, 1990. (Incorporated by reference to Exhibit 10.10 to Form S-1, Registration No. 333-06229)

     10.10a  -- Second Amendment, dated November 14, 1994 to Lease Agreement dated April 1, 1989, between the Bank and Homart Development Co. (assigned to HD Delaware Properties, Inc.). (Incorporated by reference to Exhibit 10.10a to Form S-1, Registration No. 333-06229)

     10.10b  -- Third Amendment, dated January 8, 1996 to Lease Agreement dated April 1, 1989 between the Bank and Homart Development Co. (predecessor in interest of HMS Office, L.P.). (Incorporated by reference to Exhibit 10.10b to Form S-1, Registration No. 333-06229)

     10.11   -- Lease Agreement, dated November 20, 1990, between the Bank and Greenway Plaza, LTD. (Leased premises at 3800 Buffalo Speedway). (Incorporated by reference to Exhibit 10.11 to Form S-1, Registration No. 333-06229)

     10.12   -- Employment Agreement, dated March 18, 1991, between the Bank and Barry C. Burkholder. (Incorporated by reference to Exhibit
                10.12 to Form S-1, Registration No. 333-06229)

     10.12a  -- Amendment, dated April 10, 1996, to the Employment Agreement between the Bank and Barry C. Burkholder. (Incorporated by reference to Exhibit 10.12a to Form S-1, Registration No. 333-06229)

     10.13   -- Letter Agreement Related to Employment, dated April 4, 1990, between the Bank and Anthony J. Nocella. (Incorporated by reference to Exhibit 10.13 to Form S-1, Registration No. 333-06229)

     10.14   -- Letter Agreement Related to Employment, dated June 18, 1990 between the Bank and George R. Bender. (Incorporated by reference to Exhibit 10.14 to Form S-1, Registration No. 333-06229)

     10.15   -- Letter Agreement Related to Employment, dated April 6, 1990, between the Bank and Jonathon K. Heffron. (Incorporated by reference to Exhibit 10.15 to Form S-1, Registration No. 333-06229)

     10.16   -- Letter Agreement Related to Employment, dated May 10, 1991, between the Bank and Leslie H. Green. (Incorporated by reference to Exhibit 10.16 to Form S-1, Registration No. 333-06229)

     10.17   -- Management Incentive Plan, dated April 20, 1992.
                (Incorporated by reference to Exhibit 10.17 to Form S-1, Registration No. 333-06229)

     10.18   -- Letter Agreement, dated January 5, 1990, between Hyperion
                Partners and certain shareholders of the Registrant with respect to the provision of managerial assistance to the Registrant. (Incorporated by reference to Exhibit 10.18 to Form S-1, Registration No. 333-06229)

     10.22   -- Supplemental Executive Savings Plan of the Bank.
                (Incorporated by reference to Exhibit 10.22 to Form S-1, Registration No. 333-06229)

     10.23   -- Directors Supplemental Savings Plan of the Bank.
                (Incorporated by reference to Exhibit 10.23 to Form S-1, Registration No. 333-06229)

     10.24   -- Warrant Purchase and Exchange Agreement, dated July 23, 1996, by and among the Company, the Bank and the Federal Deposit Insurance Corporation. (Exhibit 10.24 to Form S-1 filed on July 25, 1996)

     10.25   -- Tax Sharing Agreement dated as of May 1, 1996, by and between the Company and the Bank. (Incorporated by reference to Exhibit
                10.25 to Form 10-K for the fiscal year ended September 30, 1996)

     10.26   -- Form of The Company's 1996 Stock Incentive Plan.
                (Incorporated by reference to Exhibit 10.26 to Form S-1, Registration No. 333-06229)

     10.27   -- Form of The Company's Director Stock Plan. (Incorporated by
                reference to Exhibit 10.27 to Form S-1, Registration No. 333-06229)

     10.28   -- Employment Agreement, dated August 1, 1996, between the
                Company and Barry C. Burkholder. (Incorporated by reference to
                Exhibit 10.28 to Form 10-K for the fiscal year ended September 30, 1996)

   EXHIBIT NO.                      DESCRIPTION
   -----------                      -----------

     10.29   -- Employment Agreement, dated August 1, 1996, between the
                Company and Anthony J. Nocella. (Incorporated by reference to
                Exhibit 10.29 to Form 10-K for the fiscal year ended September 30, 1996)

     10.30   -- Employment Agreement, dated August 1, 1996, between the
                Company and Jonathon K. Heffron. (Incorporated by reference to
                Exhibit 10.30 to Form 10-K for the fiscal year ended September 30, 1996)

     10.31   -- Employment Agreement, dated August 1, 1996, between the
                Company and Ronald D. Coben. (Incorporated by reference to
                Exhibit 10.31 to Form 10-K for the fiscal year ended September 30, 1996)

     10.32   -- Form of Nontransferable Stock Agreement. (Incorporated by
                reference to Exhibit 10.32 to Form S-1, Registration No. 333-06229)

     10.33   -- Form of Stock Option Agreement. (Incorporated by reference to
                Exhibit 10.33 to Form S-1, Registration No. 333-06229)

     10.34   -- Consulting Agreement. (Incorporated by reference to Exhibit
                10.23 to Form 10-K for the fiscal year ended September 30, 1996)

     10.35   -- Recovery Agreement. (Incorporated by reference to Exhibit
                10.24 to Form 10-K for the fiscal year ended September 30, 1996)

     10.36   -- Stock Purchase Agreement, dated January 15, 1993, between
                Hyperion Partners and Hyperion Holdings. (Incorporated by reference to Exhibit 10.36 to Form S-1, Registration No. 333-06229)

     10.37   -- Asset Purchase and Sale Agreement, dated January 17, 1997, between the Bank and National City Mortgage Co. (Incorporated by reference to Exhibit 10.38 to Form 10-Q for the quarter ended December 31, 1996)

    *10.38   -- Lease Agreement, dated November 21, 1997, between the Bank and Utah State Retirement Fund. (Leased premises at 3200 Southwest Freeway).

     21      -- Subsidiaries of the Registrant. (Incorporated by reference to
                Exhibit 21 to Form S-1, Registration No. 333-06229)

    *23.1    -- Consent of Deloitte & Touche LLP, independent auditors.

    *27      -- Financial Data Schedule.
------------
* Filed herewith.

     CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

     See Index to the Consolidated Financial Statements on page 58. All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the last quarter of fiscal 1997.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECTION 13, OR 15(d) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN HOUSTON, STATE OF TEXAS, ON DECEMBER 19, 1997.

                                          BANK UNITED CORP.

                                          By: /s/ BARRY C. BURKHOLDER
                                                     PRESIDENT AND
                                                CHIEF EXECUTIVE OFFICER

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

                   SIGNATURES                                         TITLE                        DATE
                   ----------                                         -----                        ----
(1) Principal Executive Officer:
                /s/BARRY C. BURKHOLDER                            President and              December 19, 1997
                 BARRY C. BURKHOLDER                         Chief Executive Officer

(2) Principal Financial and Accounting Officer:
                /s/ANTHONY J. NOCELLA                           Vice Chairman and            December 19, 1997
                  ANTHONY J. NOCELLA                         Chief Financial Officer

(3) Directors:
                          *                                   Chairman and Director          December 19, 1997
                   LEWIS S. RANIERI
                                                                    Director                 December 19, 1997
                 BARRY C. BURKHOLDER
                          *                                         Director                 December 19, 1997
              LAWRENCE CHIMERINE, PH.D.
                          *                                         Director                 December 19, 1997
                   DAVID M. GOLUSH
                          *                                         Director                 December 19, 1997
                PAUL M. HORVITZ, PH.D.
                          *                                         Director                 December 19, 1997
                    ALAN E. MASTER
                                                                    Director                 December 19, 1997
                  ANTHONY J. NOCELLA

                   SIGNATURES                                        TITLE                        DATE
                   ----------                                        -----                        ----
                          *                                         Director                 December 19, 1997
                 SALVATORE A. RANIERI
                          *                                         Director                 December 19, 1997
                    SCOTT A. SHAY
                          *                                         Director                 December 19, 1997
                  PATRICIA A. SLOAN
                          *                                         Director                 December 19, 1997
                  MICHAEL S. STEVENS
                          *                                         Director                 December 19, 1997
                KENDRICK R. WILSON III

------------
* Signed through Power of Attorney
  granted to Jonathon K. Heffron,
  Attorney-in-fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                        PAGE
                                        ----

Independent Auditors' Report.........   F-1

Consolidated Statements of Financial
  Condition as of September 30, 1997
  and 1996...........................   F-2

Consolidated Statements of Operations
  for the Year Ended September 30,
  1997, 1996, and 1995...............   F-3

Consolidated Statements of
  Stockholders' Equity for the Year
  Ended September 30, 1997, 1996, and
  1995...............................   F-4

Consolidated Statements of Cash Flows
  for the Year Ended September 30,
  1997, 1996, and 1995...............   F-5

Notes to Consolidated Financial
  Statements.........................   F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Bank United Corp.:

     We have audited the accompanying consolidated statements of financial condition of Bank United Corp. and its subsidiaries (collectively known as the "Company") as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Houston, Texas
October 24, 1997

                               BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                         AT SEPTEMBER 30,
                                                   ----------------------------
                                         NOTES         1997           1996
                                      -----------  -------------  -------------
ASSETS
Cash and cash equivalents............      1       $     121,000  $     119,523
Securities purchased under agreements
  to resell and federal funds sold...      2             349,209        674,249
Securities...........................    3, 4             77,809         65,693
Mortgage-backed securities               4, 9
     Held to maturity, at amortized
      cost (fair value of $528.9
      million in 1997 and $609.2
      million in 1996)...............                    543,361        630,048
     Available for sale, at fair
      value..........................                  1,026,344      1,027,860
Loans                                    5, 8
     Held for investment (net of the
      allowance for credit losses of
      $39.2 million in 1997 and $39.7
      million in 1996)...............                  8,221,626      7,227,153
     Held for sale...................                    773,603        292,335
Federal Home Loan Bank stock.........                    205,011        179,643
Premises and equipment...............                     46,921         40,209
Mortgage servicing rights............      6             272,214        123,392
Real estate owned (net of the
  allowance for losses of $1.2
  million in 1997 and $986 thousand
  in 1996)...........................                     19,833         29,744
Deferred tax asset...................     13             120,936        168,323
Other assets.........................                    189,205        134,205
                                                   -------------  -------------
TOTAL ASSETS.........................              $  11,967,072  $  10,712,377
                                                   =============  =============
LIABILITIES, MINORITY INTEREST, AND
  STOCKHOLDERS' EQUITY
LIABILITIES
Deposits.............................      7       $   5,247,668  $   5,147,945
Federal Home Loan Bank advances......    5, 8          3,992,344      3,490,386
Securities sold under agreements to
  repurchase.........................    4, 9          1,308,600        832,286
Notes payable........................     10             220,199        115,000
Advances from borrowers for taxes and
  insurance..........................                    173,294        146,634
Other liabilities....................                    240,988        263,583
                                                   -------------  -------------
          Total liabilities..........                 11,183,093      9,995,834
                                                   -------------  -------------
MINORITY INTEREST
Preferred stock issued by
  consolidated subsidiary............     15             185,500        185,500
                                                   -------------  -------------
STOCKHOLDERS' EQUITY                    14, 15
Common stock.........................                        316            316
Paid-in capital......................                    129,286        129,286
Retained earnings....................                    462,551        403,674
Unrealized gains (losses) on
  securities available for sale, net
  of tax.............................                      6,326         (2,233)
                                                   -------------  -------------
          Total stockholders'
            equity...................                    598,479        531,043
                                                   -------------  -------------
TOTAL LIABILITIES, MINORITY INTEREST,
  AND STOCKHOLDERS' EQUITY...........              $  11,967,072  $  10,712,377
                                                   =============  =============

          See accompanying Notes to Consolidated Financial Statements.

                               BANK UNITED CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              FOR THE YEAR ENDED SEPTEMBER 30,
                                             ----------------------------------
                                      NOTES     1997        1996        1995
                                     ------- ----------  ----------  ----------
INTEREST INCOME
Short-term interest-earning assets...        $   36,240  $   39,302  $   29,675
Securities...........................             5,371       3,984       5,955
Mortgage-backed securities...........           104,891     128,143     173,155
Loans................................           652,886     627,940     526,528
Federal Home Loan Bank stock.........            11,320      12,943      11,446
                                             ----------  ----------  ----------
          Total interest income......           810,708     812,312     746,759
                                             ----------  ----------  ----------
INTEREST EXPENSE
Deposits.............................           262,761     272,220     264,366
Federal Home Loan Bank advances......           212,558     247,093     224,767
Securities sold under agreements to
  repurchase.........................            57,335      55,112      53,220
Notes payable........................            13,410      10,353      10,407
                                             ----------  ----------  ----------
          Total interest expense.....           546,064     584,778     552,760
                                             ----------  ----------  ----------
          Net interest income........           264,644     227,534     193,999
PROVISION FOR CREDIT LOSSES..........   5        18,107      16,469      24,293
                                             ----------  ----------  ----------
          Net interest income after
            provision for credit
            losses...................           246,537     211,065     169,706
                                             ----------  ----------  ----------
NON-INTEREST INCOME
Net gains (losses)
     Sales of single family servicing
       rights and single family
       warehouse loans...............            21,182      43,074      60,495
     Securities and mortgage-backed
       securities....................             2,841       4,002          26
     Other loans.....................             1,128       3,189      (1,210)
     Sale of mortgage offices........  17         4,748      --          --
Loan servicing, net of related
  amortization.......................            32,381      30,383      32,677
Other................................            21,152      15,541      12,162
                                             ----------  ----------  ----------
          Total non-interest
            income...................            83,432      96,189     104,150
                                             ----------  ----------  ----------
NON-INTEREST EXPENSE
Compensation and benefits............  12        75,016      87,640      83,520
Occupancy............................            14,943      18,415      18,713
Data processing......................            13,712      16,196      16,360
Advertising and marketing............             7,147       8,025       9,262
Amortization of intangibles..........             4,118       6,585      11,025
SAIF deposit insurance premiums......  14         4,797      45,690      11,428
Furniture and equipment..............             4,074       6,121       6,428
Restructuring charges................  17        --          10,681      --
Other................................            48,329      40,065      27,009
                                             ----------  ----------  ----------
          Total non-interest
            expense..................           172,136     239,418     183,745
                                             ----------  ----------  ----------
          Income before income taxes,
            minority interest,
            and extraordinary loss...           157,833      67,836      90,111
INCOME TAX EXPENSE (BENEFIT).........  13        60,686     (75,765)     37,415
                                             ----------  ----------  ----------
          Income before minority
            interest and
            extraordinary loss.......            97,147     143,601      52,696
MINORITY INTEREST                      15
     Subsidiary preferred stock
       dividends.....................            18,253      18,253      10,600
     Payments in lieu of dividends...            --           6,413         377
                                             ----------  ----------  ----------
          Income before extraordinary
            loss.....................            78,894     118,935      41,719
EXTRAORDINARY LOSS -- early
  extinguishment of debt.............  10         2,323      --          --
                                             ----------  ----------  ----------
          NET INCOME.................        $   76,571  $  118,935  $   41,719
                                             ==========  ==========  ==========
EARNINGS PER COMMON SHARE              15
Income before extraordinary loss.....        $     2.49  $     3.87  $     1.35
Extraordinary loss -- early
  extinguishment of debt.............              0.07      --          --
                                             ----------  ----------  ----------
          Net income.................        $     2.42  $     3.87  $     1.35
                                             ==========  ==========  ==========

          See accompanying Notes to Consolidated Financial Statements.

                               BANK UNITED CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         COMMON STOCK
                                                 -------------------------------------------------------------
                                                       CLASS A              CLASS B              CLASS C
                                                 -------------------   -----------------   -------------------    PAID-IN
                                                   SHARES     AMOUNT    SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL
                                                 -----------  ------   ---------  ------   -----------  ------   ---------
BALANCE AT SEPTEMBER 30, 1994..................   23,828,400   $239       --       $ --      5,034,600   $ 50    $ 121,480
    Net income.................................      --        --         --         --        --        --         --
    Cost of subsidiary's preferred stock
      issuance.................................      --        --         --         --        --        --         (3,758)
    Change in unrealized gains (losses)........      --        --         --         --        --        --         --
                                                 -----------  ------   ---------  ------   -----------  ------   ---------
BALANCE AT SEPTEMBER 30, 1995..................   23,828,400    239       --         --      5,034,600     50      117,722
    Net income.................................      --          --       --         --        --          --       --
    Dividends declared: common stock ($3.46 per
      share)...................................      --          --       --         --        --          --       --
    Restricted stock issued (Note 12)..........      --          --      318,342      3        --          --        3,706
    Conversion of warrant......................      --          --    1,503,560     15        --          --       (6,099)
    Conversion of common stock.................    2,996,840     29    2,037,760     21     (5,034,600)   (50)      --
    Common stock offering (Note 15)............      910,694      9       --         --        --          --       13,957
    Change in unrealized gains (losses)........      --          --       --         --        --          --       --
                                                 -----------  ------   ---------  ------   -----------  ------   ---------
BALANCE AT SEPTEMBER 30, 1996..................   27,735,934    277    3,859,662     39        --          --      129,286
    Net income.................................      --        --         --         --        --          --       --
    Dividends declared: common stock ($0.56 per
      share)...................................      --        --         --         --        --          --       --
    Conversion of common stock.................      618,342      7     (618,342)    (7)       --          --       --
    Change in unrealized gains (losses)........      --        --         --         --        --          --       --
                                                 -----------  ------   ---------  ------   -----------  ------   ---------
BALANCE AT SEPTEMBER 30, 1997..................   28,354,276   $284    3,241,320   $ 32        --        $ --    $ 129,286
                                                 ===========  ======   =========  ======   ===========  ======   =========

                                                             UNREALIZED       TOTAL
                                                 RETAINED      GAINS      STOCKHOLDERS'
                                                 EARNINGS     (LOSSES)       EQUITY
                                                 ---------   ----------   -------------
BALANCE AT SEPTEMBER 30, 1994..................  $ 343,020    $(13,427)     $ 451,362
    Net income.................................     41,719      --             41,719
    Cost of subsidiary's preferred stock
      issuance.................................     --          --             (3,758)
    Change in unrealized gains (losses)........     --           6,780          6,780
                                                 ---------   ----------   -------------
BALANCE AT SEPTEMBER 30, 1995..................    384,739      (6,647)       496,103
    Net income.................................    118,935      --            118,935
    Dividends declared: common stock ($3.46 per
      share)...................................   (100,000)     --           (100,000)
    Restricted stock issued (Note 12)..........     --          --              3,709
    Conversion of warrant......................     --          --             (6,084)
    Conversion of common stock.................     --          --            --
    Common stock offering (Note 15)............     --          --             13,966
    Change in unrealized gains (losses)........     --           4,414          4,414
                                                 ---------   ----------   -------------
BALANCE AT SEPTEMBER 30, 1996..................    403,674      (2,233)       531,043
    Net income.................................     76,571      --             76,571
    Dividends declared: common stock ($0.56 per
      share)...................................    (17,694)     --            (17,694)
    Conversion of common stock.................     --          --            --
    Change in unrealized gains (losses)........     --           8,559          8,559
                                                 ---------   ----------   -------------
BALANCE AT SEPTEMBER 30, 1997..................  $ 462,551    $  6,326      $ 598,479
                                                 =========   ==========   =============

          See accompanying Notes to Consolidated Financial Statements.

                               BANK UNITED CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                               FOR THE YEAR ENDED SEPTEMBER 30,
                                          -------------------------------------------
                                              1997           1996           1995
                                          -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................  $      76,571  $     118,935  $      41,719
Adjustments to reconcile net income to
  net cash (used) provided by operating
  activities:
     Provision for credit losses........         18,107         16,469         24,293
     Deferred tax expense (benefit).....         42,251        (93,402)        16,615
     Net gains on sales of assets.......        (30,631)       (53,491)       (72,918)
     Depreciation and amortization......         41,303          8,338        (27,479)
     Federal Home Loan Bank stock
       dividends........................        (11,320)       (12,943)       (11,446)
     Fundings and purchases of loans
       held for sale....................     (1,995,816)    (3,015,616)    (2,378,984)
     Proceeds from the sale of loans
       held for sale....................      1,198,295      3,321,599      2,164,407
     Change in loans held for sale......         32,638         17,991          5,661
     Change in interest receivable......         (9,052)        25,957        (37,778)
     Change in other assets.............        (64,632)        18,866         (3,128)
     Change in other liabilities........        (22,284)        (3,274)        89,056
     Management restricted stock
       award............................       --                3,709       --
                                          -------------  -------------  -------------
          Net cash (used) provided by
            operating activities........       (724,570)       353,138       (189,982)
                                          -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in securities purchased
       under agreements to resell and
       federal funds sold...............        325,040       (203,197)      (117,342)
     Fundings of loans held for
       investment.......................     (2,283,096)    (1,746,604)    (1,597,632)
     Proceeds from principal repayments
       and maturities of
          Loans held for investment.....      2,517,782      2,298,915      1,188,489
          Securities held to maturity...       --                7,715          3,472
          Securities available for
            sale........................        134,165            395       --
          Mortgage-backed securities
            held to maturity............         80,657        178,926        390,364
          Mortgage-backed securities
            available for sale..........        263,659        272,059         16,346
     Proceeds from the sale of
          Securities available for
            sale........................        337,848         96,815       --
          Mortgage-backed securities
            available for sale..........          6,965        295,702         77,626
          Mortgage servicing rights.....          7,982         33,187         48,237
          Federal Home Loan Bank
            stock.......................         18,160         59,252         18,500
          Real estate owned acquired
            through foreclosure.........         59,010         42,741         34,137
     Purchases of
          Loans held for investment.....     (1,086,249)      (148,510)    (2,658,093)
          Securities held to maturity...       --               (6,327)        (2,920)
          Securities available for
            sale........................       (131,296)       (16,029)      --
          Mortgage-backed securities
            held to maturity............         (2,134)        (3,841)       (38,515)
          Mortgage-backed securities
            available for sale..........       (246,363)      --                 (230)
          Mortgage servicing rights.....       (166,494)       (23,535)       (12,546)
          Federal Home Loan Bank
            stock.......................        (32,208)      --             (100,190)
     Change in loans held for
       investment.......................       (237,312)       (39,068)        61,457
     Change in mortgage servicing
       rights...........................        (13,790)       (38,607)       (16,705)
     Net purchases of premises and
       equipment........................        (14,419)        (9,394)        (6,132)
                                          -------------  -------------  -------------
          Net cash (used) provided by
            investing activities........       (462,093)     1,050,595     (2,711,677)
                                          -------------  -------------  -------------

                                                   (CONTINUED ON FOLLOWING PAGE)

                               BANK UNITED CORP.
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
                                 (IN THOUSANDS)

                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------------
                                          1997           1996          1995
                                       -----------    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits..........  $    99,723    $   (34,378)  $   419,738
     Proceeds from Federal Home Loan
       Bank advances.................    3,296,067      1,498,700     3,821,754
     Repayment of Federal Home Loan
       Bank advances.................   (2,794,109)    (2,391,764)   (2,058,200)
     Net change in securities sold
       under agreements to
       repurchase....................      476,314       (340,247)      619,533
     Change in advances from
       borrowers for taxes and
       insurance.....................       26,660        (37,334)       38,585
     Proceeds from issuance of the
       Bank's preferred stock........      --             --             96,242
     Proceeds from issuance of common
       stock.........................      --              13,966       --
     Cost of converting Bank common
       stock warrant.................      --              (6,084)      --
     Payment of common stock
       dividends.....................      (17,694)      (100,000)      --
     Repayment of Senior Notes.......     (114,500)       --            --
     Proceeds from issuance of
       Subordinated Notes............      219,691        --            --
     Payment of issuance costs of
       Subordinated Notes............       (4,012)       --            --
                                       -----------    -----------   -----------
          Net cash provided (used) by
            financing activities.....    1,188,140     (1,397,141)    2,937,652
                                       -----------    -----------   -----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS........................        1,477          6,592        35,993
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR..................      119,523        112,931        76,938
                                       -----------    -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR...............................  $   121,000    $   119,523   $   112,931
                                       ===========    ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
     Cash paid for interest..........  $   537,216    $   606,911   $   523,250
     Cash paid for income taxes......        9,634          3,953         9,863
     Cash paid in lieu of taxes......      --              12,096           157
NONCASH INVESTING ACTIVITIES
     Real estate owned acquired
       through foreclosure...........       61,889         70,843        49,403
     Sales of real estate owned
       financed by the Bank..........       20,117            452            30
     Securitization of loans.........      346,401         33,167       --
     Transfer of loans from (to) held
       for investment................       43,412        104,235          (805)
     Transfer of mortgage-backed
       securities from (to) held to
       maturity......................        6,843      1,244,945       --
     Change in unrealized gains
       (losses) on securities
       available for sale, net of
       tax...........................        8,559          4,414         6,780

          See accompanying Notes to Consolidated Financial Statements.

                               BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

     Bank United Corp. (the "Parent Company") became the holding company for Bank United, a federal savings bank (the "Bank"), upon the Bank's formation on December 30, 1988. In December 1996 the Parent Company formed a wholly owned Delaware subsidiary, BNKU Holdings, Inc. ("Holdings"). After acquiring the common stock of Holdings, the Parent Company contributed its common stock investment in the Bank to Holdings, and Holdings assumed the Parent Company's obligations. As a result of these transactions, Holdings became the sole subsidiary of the Parent Company and the Bank became the sole subsidiary of Holdings.

     The accompanying Consolidated Financial Statements include the accounts of the Parent Company, Holdings, the Bank, and the Bank's wholly owned subsidiaries (collectively known as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Parent Company has no significant assets other than the equity interest in Holdings, and Holdings has no significant assets other than the equity interest in the Bank. Substantially all of the Company's consolidated revenues are derived from the operations of the Bank.

     The Company is a broad-based financial services provider to consumers and businesses in Texas and selected regional markets throughout the United States. At September 30, 1997, the Company operated a 71-branch community banking network serving approximately 211,000 households, as well as 11 commercial banking offices in nine states across the country.

     Certain amounts within the accompanying Consolidated Financial Statements and the related Notes have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously presented net income or retained earnings.

USE OF ESTIMATES

     The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates and assumptions.

SHORT-TERM INTEREST-EARNING ASSETS

     Short-term interest-earning assets are comprised of cash, cash equivalents, securities purchased under agreements to resell ("repurchase agreements"), and federal funds sold. Generally, short-term instruments with original maturities of three months or less (measured from their acquisition date) and highly liquid instruments readily convertible to cash are considered to be cash equivalents. Cash and cash equivalents consist primarily of interest-earning and non-interest-earning deposits in other banks.

     The regulations of the Federal Reserve Board require average cash reserve balances based on deposit liabilities to be maintained by the Bank with the Federal Reserve Bank. The required reserve balance totalled $59.4 million for the period including September 30, 1997. The Bank was in compliance with these requirements.

SECURITIES

     Debt and equity securities, including mortgage-backed securities ("MBS"), are classified into one of three categories: held to maturity, available for sale, or trading. Securities and MBS that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost, adjusted for the amortization of premiums and the accretion of discounts. Under certain circumstances (including the deterioration of the issuer's creditworthiness or a change in tax law, statutory requirements, or regulatory requirements), securities and MBS held to maturity may be sold or transferred to another portfolio. Securities and MBS that the Company intends to hold for indefinite periods of time are classified as available for sale and are recorded at fair value. Any unrealized holding gains or losses are excluded from earnings and reported net of tax

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

as a separate component of stockholders' equity until realized. Trading account assets are carried at fair value with any realized or unrealized gains and losses recognized in current operations. Trading account assets are generally comprised of assets that are actively and frequently bought and sold with the objective of generating income on short-term changes in price. The Company held no trading account assets at September 30, 1997.

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

     If the fair value of a security or MBS declines for reasons other than temporary market conditions, the carrying value will be written down to current fair value by a charge to operations.

     Net gains or losses on sales of trading account assets, securities, and MBS are computed on the specific identification method.

LOANS

     Loans that the Company has the intent and ability to hold for the foreseeable future are classified as held for investment and are carried at unpaid principal balances, adjusted for unamortized purchase premiums or discounts, the allowance for credit losses, and any deferred loan origination fees or costs ("Book Value"). Loans held for sale, excluding single family warehouse loans, are carried at the lower of Book Value or fair value on an aggregate basis, as determined by discounting contractual cash flows (adjusted for anticipated prepayments) using discount rates based on secondary market sources. Single family warehouse loans held for sale are carried at the lower of Book Value or market value, on an aggregate basis, as determined by commitments from investors or current investor yield requirements. Any net unrealized losses on loans held for sale are recognized through a valuation allowance by a charge to current operations.

     Interest income on loans, including impaired loans, is recognized principally using the level-yield method. Based on management's periodic evaluation or at the time a loan is 90 days past due ("nonperforming"), the related accrued interest is generally reversed by a charge to operations and the loan is simultaneously placed on nonaccrual. Once a loan becomes current and the borrower demonstrates the ability to repay the loan, the loan is returned to accrual status.

     Premiums, discounts, and loan fees (net of certain direct loan origination costs) on warehouse loans held for sale are recognized in income when the related loans are sold. Premiums, discounts, and loan fees (net of certain direct loan origination costs) associated with other loans, for which collection is probable and estimable, are recognized in income using the level-yield method over the loans' remaining lives (adjusted for anticipated prepayments) or when such loans are sold.

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

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

LOAN SERVICING

     Statement of Financial Accounting Standard ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights, an amendment of Financial Accounting Standards Board Statement No. 65," required mortgage loan servicing rights to be recognized as separate assets from the related loans, regardless of how those servicing rights were acquired. Upon origination of a mortgage loan, the Book Value of the mortgage loan was allocated to the mortgage servicing right
("MSR") and to the loan (without the MSR) based on its estimated relative fair value, provided there was a plan to sell or securitize the related loan. On January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which supersedes SFAS No. 122, and requires, among other things, that the Book Value of loans be allocated between MSRs and the related loans at the time of the loan sale or securitization, if servicing is retained.

     MSRs are periodically evaluated for impairment based on the fair value of these rights. The fair value of MSRs is determined by discounting the estimated future cash flows using a discount rate commensurate with the risks involved. This method of valuation incorporates assumptions that market participants would use in their estimates of future servicing income and expense, including assumptions about prepayment, default, and interest rates. For purposes of measuring impairment, the loans underlying the MSRs are stratified on the basis of interest rate and type (conventional or government). The amount of impairment is the amount by which the MSRs, net of accumulated amortization, exceed their fair value by strata. Impairment, if any, is recognized through a valuation allowance and a charge to current operations.

     MSRs, net of valuation allowances, are amortized in proportion to, and over the period of, the estimated net servicing revenue of the underlying mortgages, which are collateralized by single family properties. The amortization expense is deducted from the related servicing fee revenue in the Consolidated Statements of Operations. See Note 6.

SALES OF SINGLE FAMILY LOANS

     Loans are sold periodically to institutional and private investors. Gains or losses on loan sales are recognized at the time of sale, determined using the specific identification method. Single family warehouse loans are generally packaged into pools and sold as MBS. Accordingly, gains or losses on loan sales include both gains from sales of MBS created from single family warehouse loans and whole loan sales. Certain of the loans and servicing rights are sold with general representations and warranties under contracts for sales of loans and servicing rights. Repurchases of the loans and servicing rights may be required when a loan fails to meet certain conditions specified in the contract pursuant to which the loans and servicing rights are sold, provided the failure is caused by a matter covered by the general representations and warranties. An accrual is determined for the estimated future costs of such obligations and is maintained at a level management believes is adequate to cover estimated losses. This accrual is included in other liabilities on the Consolidated Statements of Financial Condition, and the related expense is reflected in non-interest expense in the Consolidated Statements of Operations.

PREMISES AND EQUIPMENT

     Premises and equipment are carried at cost, less accumulated depreciation, and include certain branch facilities and the related furniture, fixtures, and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from two to 40 years.

INTANGIBLE ASSETS

     Intangible assets consist of the excess cost over fair value of net assets acquired and debt issuance costs. The excess of cost over fair value of net assets acquired is comprised of core deposit premiums paid and goodwill. The core deposit premiums are amortized using an accelerated method over the estimated lives of the deposit relationships acquired. Goodwill, resulting from thrift related acquisitions, is amortized at a constant rate applied

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

to the carrying amount of the long-term interest-earning assets acquired that are expected to be outstanding at the beginning of each subsequent period based on their terms. The original estimated lives of these long-term interest-earning assets ranged from one to 26 years. These assets are evaluated on an ongoing basis to determine whether events and circumstances have developed that warrant revision of the estimated lives of the related assets or their write-off. Debt issuance costs are being amortized over the life of the notes using the straight-line method.

REAL ESTATE OWNED ("REO")

     At the time of foreclosure, REO is recorded at the lower of the outstanding loan amount (including accrued interest, if any) or fair value reduced by estimated costs to sell. The resulting loss, if any, is charged to the allowance for credit losses. Subsequent to foreclosure, REO is carried at the lower of its new cost basis or fair value, with any further declines in fair value charged to current operations. Revenues, expenses, gains or losses on sales, and increases or decreases in the allowance for losses are charged to operations as incurred and included in non-interest expense on the Consolidated Statement of Operations. A majority of the Company's REO is single family properties held by the Banking Segment. The historical average holding period for REO is six months.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Hedge of an Existing Asset or Liability: the hedged asset or liability must be interest rate sensitive and the off-balance-sheet financial instrument must be designated and be effective as a hedge of the asset or liability.

Hedge of Anticipated Transactions: the transaction to be hedged must be interest rate sensitive, the off-balance-sheet financial instrument must be designated and be effective as a hedge of the transaction, significant characteristics and terms of the transaction must be identified, and it must be probable the transaction will occur.

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

     INTEREST RATE EXCHANGE AGREEMENTS, CAPS, FLOORS, AND OPTIONS. Accrual accounting is applied for those financial contracts classified as hedges as described above. Amounts receivable and payable are offset against interest income or expense on the hedged items. Fees incurred to enter into the financial contracts are amortized over the lives of the contracts as a component of the interest income or expense on the asset or liability hedged.

     FINANCIAL FUTURES AND FORWARD DELIVERY CONTRACTS. Deferral accounting is applied for those financial contracts classified as hedges as described above. Changes in the market value of futures contracts are deferred while the contracts are open and subsequently recognized as interest income or expense over the remaining terms of the hedged items or recognized at the time the hedged items are sold. Fees paid for commitments to deliver loans are charged to non-interest expense if the likelihood that the commitment will be exercised is remote or the fees are offset against the related net gains as the commitment is filled.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     OTHER OFF-BALANCE-SHEET INSTRUMENTS. The Company has entered into other off-balance-sheet financial instruments consisting of commitments to extend credit or to purchase loans. Such financial instruments are recorded in the financial statements when they are funded or purchased.

STOCK-BASED COMPENSATION

     On October 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". This statement defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages adoption of that method for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value-based method currently being followed by the Company and make pro forma disclosures of net income and earnings per common share ("EPS") under the fair value-based method of accounting. The Company will continue accounting for stock-based employee compensation plans using the intrinsic value-based method and is disclosing pro forma fair value information as prescribed by SFAS No. 123. See Note 12.

FEDERAL INCOME TAXES

     The Parent Company, Holdings, and the Bank file a consolidated tax return. The Parent Company, Holdings, and the Bank each compute their tax on a separate-company basis, and the results are combined for purposes of preparing the Consolidated Financial Statements. Deferred tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance reduces the net deferred tax asset to an amount management believes will more likely than not be realized. See Note 13.

RECENT ACCOUNTING STANDARDS

     SFAS No. 127, "Deferral of Certain Provisions of FASB Statement No. 125," requires that certain provisions of SFAS No. 125 are not effective until January 1, 1998. The deferred provisions relate to secured borrowings and collateral for all transactions and transfers of financial assets for repurchase agreements, dollar rolls, securities lending, and similar transactions. Implementation of the deferred portion of SFAS No. 125 should have no material effect on the Company's Consolidated Financial Statements.

     SFAS No. 128, "Earnings per Share," establishes standards for computing and presenting EPS. It replaces the presentation of primary EPS with basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures as well as a reconciliation of the basic EPS computation to the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted and all prior period EPS data must be restated.

                                        FOR THE YEAR ENDED SEPTEMBER
                                                     30,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
EPS as reported......................  $    2.42  $    3.87  $    1.35
Pro forma EPS under SFAS No. 128
     Basic...........................       2.42       4.06       1.45
     Diluted.........................       2.40       3.87       1.35

     SFAS No. 130, "Reporting Comprehensive Income" requires that all components of comprehensive income and total comprehensive income be reported on one of the following: (1) the statement of operations, (2) the statement of stockholders' equity, or (3) a separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends). This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. The implementation of SFAS No. 130 should have no material impact on the Company's Consolidated Financial Statements.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to shareholders. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is encouraged. Implementation of SFAS No. 131 should have no material effect on the Company's Consolidated Financial Statements.

EARNINGS PER COMMON SHARE

     EPS is calculated by dividing net income, adjusted for earnings on the common stock equivalents attributable to the Bank's Warrant (as defined in Note
15) for periods prior to the Warrant redemption in August 1996, by the weighted-average number of shares of common stock outstanding. Common stock equivalents on the Bank's Warrant were computed using the treasury stock method. See Note 15.

2.  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND
    FEDERAL FUNDS SOLD

                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------
                                          1997        1996        1995
                                       ----------  ----------  ----------
                                             (DOLLARS IN THOUSANDS)
REPURCHASE AGREEMENTS
     Balance outstanding at
       period-end....................  $  301,209  $  649,249  $  428,052
     Fair value of collateral at
       period-end....................     310,066     693,306     449,152
     Maximum outstanding at any
       month-end.....................     582,336     785,178     602,274
     Daily average balance...........     512,957     608,102     420,355
     Average interest rate...........       5.92%       5.83%       6.28%

FEDERAL FUNDS SOLD
     Balance outstanding at
       period-end....................  $   48,000  $   25,000  $   43,000
     Maximum outstanding at any
       month-end.....................      85,000     110,000      75,000
     Daily average balance...........      44,661      50,418      37,493
     Average interest rate...........       5.34%       5.36%       5.68%

     The repurchase agreements outstanding at September 30, 1997 were collateralized by single family, multi-family and commercial real estate loans, and MBS. The loans and MBS underlying the repurchase agreements are held by the counterparty in safekeeping for the account of the Company or by a third-party custodian for the benefit of the Company. All of the investments in repurchase agreements and federal funds sold outstanding at September 30, 1997 matured on or before October 9, 1997. The repurchase agreements provide for the same loans and MBS to be resold at maturity. At September 30, 1997, $105.5 million in repurchase agreements and federal funds sold were held by Donaldson, Lufkin, and Jenrette Mortgage Capital, Inc., as counterparty.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  SECURITIES

                                                              AT SEPTEMBER 30,
                                       --------------------------------------------------------------
                                                      GROSS         GROSS                 |
                                       AMORTIZED    UNREALIZED    UNREALIZED      FAIR    |  CARRYING
                                          COST        GAINS         LOSSES       VALUE    |   VALUE
                                       ----------   ----------    ----------   ---------- | ----------
                                                               (IN THOUSANDS)             |
1997                                                                                      |
HELD TO MATURITY                                                                          |
     U.S. government and agency                                                           |
       securities....................  $      160     $    5        $  --      $      165 | $      160
                                                    ==========    ==========              |
AVAILABLE FOR SALE                                                                        |
     U.S. government and agency                                                           |
       securities....................      65,858     $  578        $  --          66,436 |
     Corporate securities............       9,987        --              2          9,985 |
     Other securities................       1,229        --              1          1,228 |
                                       ----------   ----------    ----------   ---------- |
                                           77,074     $  578        $    3         77,649 |     77,649
                                       ----------   ==========    ==========   ---------- | ----------
          Total......................  $   77,234                              $   77,814 | $   77,809
                                       ==========                              ========== | ==========
1996                                                                                      |
HELD TO MATURITY                                                                          |
     U.S. government and agency                                                           |
       securities....................  $      168     $    1        $  --      $      169 | $      168
                                                    ==========    ==========              |
AVAILABLE FOR SALE                                                                        |
     U.S. government and agency                                                           |
       securities....................      64,626     $  --         $  250         64,376 |     64,376
                                                    ==========    ==========              |
TRADING                                                                                   |
     Other securities................       1,149     $  --         $  --           1,149 |      1,149
                                       ----------   ==========    ==========   ---------- | ----------
          Total......................  $   65,943                              $   65,694 | $   65,693
                                       ==========                              ========== | ==========

     Securities outstanding at September 30, 1997 were scheduled to mature as follows:

                                                     HELD TO MATURITY             AVAILABLE FOR SALE
                                                  ----------------------        ----------------------
                                                  AMORTIZED      FAIR           AMORTIZED      FAIR
                                                     COST        VALUE             COST        VALUE
                                                  ----------   ---------        ----------   ---------
                                                                     (IN THOUSANDS)
Due in one year or less........................     $  --      $    --           $ 11,215    $  11,213
Due in one to five years.......................        160           165           24,956       25,235
Due in five to ten years.......................        --           --                355          350
Due in more than ten years.....................        --           --             40,548       40,851
                                                  ----------   ---------        ----------   ---------
                                                    $  160     $     165         $ 77,074    $  77,649
                                                  ==========   =========        ==========   =========

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  MORTGAGE-BACKED SECURITIES

     The MBS portfolio includes securities issued by U.S. government corporations and agencies ("agency securities"), privately issued and credit-enhanced MBS ("non-agency securities"), and collateralized mortgage obligations ("CMOs").

                                                                AT SEPTEMBER 30,
                                       -------------------------------------------------------------------
                                                        GROSS        GROSS                   |
                                        AMORTIZED     UNREALIZED   UNREALIZED       FAIR     |   CARRYING
                                           COST         GAINS        LOSSES        VALUE     |    VALUE
                                       ------------   ----------   ----------   ------------ | ------------
                                                                 (IN THOUSANDS)              |
1997                                                                                         |
HELD TO MATURITY                                                                             |
     Agency                                                                                  |
       Fixed-rate....................  $      2,123    $   --       $   --      $      2,123 |
     Non-agency                                                                              |
       Adjustable-rate...............       447,718         824       13,937         434,605 |
       CMOs -- fixed-rate............        93,349        --          1,436          91,913 |
     Other...........................           171          53         --               224 |
                                       ------------   ----------   ----------   ------------ |
          Held to maturity...........       543,361    $    877     $ 15,373         528,865 | $    543,361
                                       ------------   ==========   ==========   ------------ | ============
AVAILABLE FOR SALE                                                                           |
     Agency                                                                                  |
       Adjustable-rate...............       232,542    $  3,556     $   --           236,098 |
       CMOs -- fixed-rate............        41,964          61           12          42,013 |
       CMOs -- adjustable-rate.......       369,424       1,976          342         371,058 |
     Non-agency                                                                              |
       Fixed-rate....................        43,243       1,347         --            44,590 |
       Adjustable-rate...............       276,901       2,282          397         278,786 |
       CMOs -- fixed-rate............        10,642       6,413          108          16,947 |
       CMOs -- adjustable-rate.......        35,058         363         --            35,421 |
     Other...........................         1,184         247         --             1,431 |
                                       ------------   ----------   ----------   ------------ |
          Available for sale.........     1,010,958    $ 16,245     $    859       1,026,344 | $  1,026,344
                                       ------------   ==========   ==========   ------------ | ============
          Total mortgage-backed                                                              |
            securities...............  $  1,554,319                             $  1,555,209 |
                                       ============                             ============ |
1996                                                                                         |
HELD TO MATURITY                                                                             |
     Agency                                                                                  |
       CMOs -- fixed-rate............  $      1,548    $      5     $   --      $      1,553 |
     Non-agency                                                                              |
       Fixed-rate....................         7,042       1,753          126           8,669 |
       Adjustable-rate...............       521,280         401       17,634         504,047 |
       CMOs -- fixed-rate............        99,966        --          5,277          94,689 |
     Other...........................           212          55         --               267 |
                                       ------------   ----------   ----------   ------------ |
          Held to maturity...........       630,048    $  2,214     $ 23,037         609,225 | $    630,048
                                       ------------   ==========   ==========   ------------ | ============
AVAILABLE FOR SALE                                                                           |
     Agency                                                                                  |
       Adjustable-rate...............       326,338    $  1,860     $     13         328,185 |
       CMOs -- fixed-rate............         1,818        --              1           1,817 |
       CMOs -- adjustable-rate.......       224,081       1,414          192         225,303 |
     Non-agency                                                                              |
       Fixed-rate....................        61,893       2,253         --            64,146 |
       Adjustable-rate...............       373,876       1,119        1,702         373,293 |
       CMOs -- adjustable-rate.......        34,017        --            862          33,155 |
     Other...........................         1,961        --           --             1,961 |
                                       ------------   ----------   ----------   ------------ |
          Available for sale.........     1,023,984    $  6,646     $  2,770       1,027,860 | $  1,027,860
                                                      ==========   ==========                | ============
                                       ------------                             ------------ |
          Total mortgage-backed                                                              |
            securities...............  $  1,654,032                             $  1,637,085 |
                                       ============                             ============

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On January 1, 1997, the Company adopted SFAS No. 125. This statement requires, among other things, that assets be classified as available for sale or trading if the assets can be settled in such a way that the holder may not recover substantially all of its recorded investment. As a result of the implementation of SFAS No. 125, the Company reclassified $6.8 million of MBS held to maturity and $15.5 million of other assets to MBS and securities available for sale. An unrealized gain of $8.2 million before tax, or $5.1 million after tax, was recorded in stockholders' equity.

     In November 1995, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" was issued. This implementation guide provided the Company the opportunity to reassess the appropriateness of the classifications of its securities and provided that reclassifications of securities from the held to maturity category resulting from this one-time reassessment would not call into question the intent to hold other securities to maturity in the future. During the first quarter of fiscal 1996, the Company reassessed its securities portfolios and reclassified $1.2 billion in MBS from the held to maturity portfolio to the available for sale portfolio. An unrealized gain of $4.2 million before tax, or $2.6 million after tax, was recorded in stockholders' equity as a result of this transfer.

     At September 30, 1997, MBS, with carrying values totalling $1.36 billion and fair values totalling $1.35 billion, were used to collateralize securities sold under agreements to repurchase ("reverse repurchase agreements").

5.  LOANS

                                           AT SEPTEMBER 30,
                                       -------------------------
                                           1997          1996
                                       ------------   ----------
                                             (IN THOUSANDS)
HELD FOR INVESTMENT
     Single family...................  $  5,820,495  $  6,152,504
     Commercial......................     2,141,498       957,222
     Consumer........................       305,545       173,518
                                       ------------  ------------
                                          8,267,538     7,283,244
     Allowance for credit losses.....       (39,172)      (39,633)
     Net deferred loan fees,
      premiums, and discounts........        (6,740)      (16,458)
                                       ------------  ------------
                                          8,221,626     7,227,153
                                       ------------  ------------
HELD FOR SALE........................       773,603       292,335
                                       ------------  ------------
          Total loans................  $  8,995,229  $  7,519,488
                                       ============  ============

     The following table sets forth the geographic distribution of loans by states with concentrations of 5% of loans or greater at September 30, 1997.

                                                                                  TOTAL       NON-REAL
                                        SINGLE                                 REAL ESTATE     ESTATE                 % OF
  STATE                                 FAMILY      COMMERCIAL     CONSUMER       LOANS        LOANS       TOTAL      TOTAL
  -----                               ----------    ----------    --------     ----------    --------   ----------   ------
                                                                       (DOLLARS IN THOUSANDS)
California........................... $3,323,578    $  228,301     $ 1,176     $3,553,055     $    86   $3,553,141    39.36%
Texas................................    742,787       634,699     115,665      1,493,151     100,080    1,593,231    17.65%
Florida..............................    350,329       135,008       6,326        491,663          79      491,742     5.45%
Other................................  2,090,290     1,215,183      82,275      3,387,748         187    3,387,935    37.54%
                                      ----------    ----------    --------     ----------    --------   ----------   ------
  Total.............................. $6,506,984    $2,213,191    $205,442     $8,925,617    $100,432   $9,026,049   100.00%
                                      ==========    ==========    ========     ==========    ========   ==========   ======

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Loans held for investment as of September 30, 1997, had principal payments contractually due in years ended September 30 as follows:

                              1998       1999-2002     THEREAFTER      TOTAL
                          ------------  ------------  ------------  ------------
                                              (IN THOUSANDS)
TYPE OF LOAN
Single family...........  $     81,838  $    398,342  $  5,340,315  $  5,820,495
Commercial..............     1,085,465       635,577       420,456     2,141,498
Consumer................        55,858        72,273       177,414       305,545
                          ------------  ------------  ------------  ------------
     Total..............  $  1,223,161  $  1,106,192  $  5,938,185  $  8,267,538
                          ============  ============  ============  ============
TYPE OF INTEREST
Fixed-rate..............  $     64,450  $    279,394  $  1,456,541  $  1,800,385
Adjustable-rate.........     1,158,711       826,798     4,481,644     6,467,153
                          ------------  ------------  ------------  ------------
     Total..............  $  1,223,161  $  1,106,192  $  5,938,185  $  8,267,538
                          ============  ============  ============  ============

     The performing single family loans are pledged, under a blanket lien, as collateral securing advances from the Federal Home Loan Bank ("FHLB") at September 30, 1997.

     The activity in the allowance for credit losses was as follows:

                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------------
                                          1997        1996            1995
                                       ----------  ----------    --------------
                                                    (IN THOUSANDS)
Beginning balance....................  $   39,660  $   36,801       $ 23,454
     Provision.......................      18,107      16,469         24,293
     Charge-offs.....................     (19,036)    (13,785)       (11,078)
     Recoveries......................         443         175            132
                                       ----------  ----------    --------------
Ending balance.......................  $   39,174  $   39,660       $ 36,801
                                       ==========  ==========    ==============

     Nonaccrual loans, net of related discounts, totalled $54.0 million at September 30, 1997 and $89.6 million at September 30, 1996. At September 30, 1997, there were loans totalling $534,000 that were 90 days delinquent, subject to government guaranty, upon which interest continued to accrue. At September 30, 1996, there were no loans that were 90 days delinquent upon which interest continued to accrue. If the nonaccrual loans as of September 30, 1997 had been performing in accordance with their original terms throughout fiscal 1997, interest income recognized would have been $4.2 million. The actual interest income recognized on these loans for fiscal 1997 was $1.6 million. No commitments exist to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 1997.

     At September 30, 1997 and 1996, the recorded investment in impaired loans pursuant to SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" totalled $3.6 million and $3.9 million and the average outstanding balance for fiscal 1997 and 1996 was $3.6 million and $4.4 million. No allowance for credit losses determined in accordance with SFAS No. 114 was required on these impaired loans because the measured values of the loans exceeded the recorded investments in the loans. Interest income of $324,000 and $393,000 was recognized on impaired loans during fiscal 1997 and 1996, of which $280,000 and $355,000 was collected in cash.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  LOAN SERVICING

     The activity in the Company's MSRs was as follows:

                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                       -----------------------------------
                                          1997         1996        1995
                                       -----------  ----------  ----------
                                                 (IN THOUSANDS)
Balance at beginning of period.......  $   123,392  $   75,097  $   56,677
     Additions.......................      181,687      71,947      41,240
     Amortization....................      (31,462)    (13,847)    (10,831)
     Sales...........................          (52)     (7,665)     (4,816)
     Deferred hedging gains(1).......       (1,351)     (2,140)     (7,173)
                                       -----------  ----------  ----------
Balance at end of period.............  $   272,214  $  123,392  $   75,097
                                       ===========  ==========  ==========
------------
(1) Includes $1.3 million, $2.1 million, and $817,000 of interest received on interest rate floor agreements during fiscal 1997, 1996, and 1995, respectively.

     The single family servicing portfolio at September 30, 1997, 1996, and 1995 totalled $24.5 billion, $13.2 billion, and $12.5 billion, respectively. Loans serviced for others at September 30, 1997, 1996, and 1995 totalled $20.5 billion, $9.5 billion, and $8.5 billion, respectively. The servicing portfolio at September 30, 1997, included $7.5 billion of loans for which the servicing rights had not yet been transferred to the Company. Such rights were transferred to the Company in the first quarter of fiscal 1998.

7.  DEPOSITS

                                                       AT SEPTEMBER 30,
                                       -------------------------------------------------
                                                1997                      1996
                                       -----------------------   -----------------------
                                                      WEIGHTED                  WEIGHTED
                                                      AVERAGE                   AVERAGE
                                          AMOUNT        RATE        AMOUNT        RATE
                                       ------------   --------   ------------   --------
                                                    (DOLLARS IN THOUSANDS)
NON-INTEREST BEARING DEPOSITS........  $    357,988       -- %   $    284,304       -- %
INTEREST-BEARING DEPOSITS
     Checking accounts...............       200,485      1.05         211,976      1.00
     Money market accounts...........     1,687,567      4.98       1,399,328      4.90
     Savings accounts................       122,676      2.33         130,137      2.48
     Certificates of deposit.........     2,878,952      5.81       3,122,200      6.01
                                       ------------              ------------
          Total interest-bearing
            deposits.................     4,889,680      5.24       4,863,641      5.38
                                       ------------              ------------
          Total deposits.............  $  5,247,668      4.88%   $  5,147,945      5.08%
                                       ============              ============

     Scheduled maturities of certificates of deposit ("CDs") at September 30, 1997 were as follows:

YEARS ENDING SEPTEMBER 30,
--------------------------
                                        (IN THOUSANDS)
                                        ---------------
     1998............................     $1,734,637
     1999............................        819,117
     2000............................        118,267
     2001............................         94,152
     2002 and thereafter.............        112,779
                                        ---------------
                                          $2,878,952
                                        ===============

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Scheduled maturities of CDs of $100,000 or more outstanding at September 30, 1997 were as follows:

                                        NUMBER OF    DEPOSIT
                                        ACCOUNTS      AMOUNT
                                        ---------    --------
                                             (DOLLARS IN
                                             THOUSANDS)
Three months or less.................          3     $    307
Over three to six months.............        739       80,920
Over six to twelve months............      1,133      120,292
Over twelve months...................      2,637      278,358
                                        ---------    --------
          Total......................      4,512     $479,877
                                        =========    ========

     In October, 1997 the Company signed an agreement to purchase 18 branches and related deposits from Guardian Savings and Loan Association. The branches, six in the Houston area and 12 in the Dallas/Ft. Worth Metroplex, have combined deposits of $1.44 billion. Final closing of this transaction is expected in January 1998. In September 1997 the Company agreed to purchase three branches in the Dallas area, with $66 million in deposits from California Federal Savings Bank, FSB. This transaction closed in December 1997.

8.  FEDERAL HOME LOAN BANK ADVANCES

                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------------
                                           1997          1996          1995
                                       ------------  ------------  ------------
                                                (DOLLARS IN THOUSANDS)
Maximum outstanding at any
  month-end..........................  $  3,992,344  $  4,384,798  $  4,386,605
Daily average balance................     3,705,072     4,073,297     3,560,844
Average interest rate................          5.74%         6.07%         6.31%

     The aggregate amounts of principal maturities for FHLB advances outstanding at September 30, 1997 were as follows:

                                                      WEIGHTED
                                                      AVERAGE
                                          AMOUNT        RATE
                                       ------------   --------
                                       (DOLLARS IN THOUSANDS)
1998.................................  $  1,181,243     5.76%
1999.................................     1,114,556     5.68
2000.................................     1,008,200     5.65
2001.................................       179,645     5.74
2002 and thereafter..................       508,700     5.60
                                       ------------
          Total......................  $  3,992,344     5.69%
                                       ============

9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------------
                                           1997          1996          1995
                                       ------------  ------------  ------------
                                                (DOLLARS IN THOUSANDS)
     Balance outstanding at
       period-end....................  $  1,308,600  $    832,286  $  1,172,533
     Fair value of collateral at
       period-end....................     1,349,062     1,020,405     1,239,527
     Maximum outstanding at any
       month-end.....................     1,308,600     1,096,508     1,355,540
     Daily average balance...........     1,002,165       955,708       888,453
     Average interest rate...........          5.72%         5.77%         5.99%

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Scheduled maturities of reverse repurchase agreements outstanding at September 30, 1997 were as follows: $874.5 million in October 1997, $69.2 million in December 1997, and $364.9 million in March 1998.

     The counterparties to all reverse repurchase agreements at September 30, 1997 have agreed to resell the same securities upon maturity of such agreements. The securities collateralizing the reverse repurchase agreements have been delivered to the counterparty or its agent. At September 30, 1997, the reverse repurchase agreements were outstanding with the following counterparties:

                                        CARRYING VALUE
                                        --------------
                                        (IN THOUSANDS)
Morgan Stanley & Co. Incorporated....     $  412,259
Donaldson, Lufkin, & Jenrette
  Securities Corporation.............        303,488
Goldman, Sachs & Co..................        215,333
Credit Suisse First Boston
  Corporation........................        154,254
PaineWebber, Inc.....................        149,298
Federal Home Loan Bank of Dallas.....         50,000
Merrill Lynch Government Securities
  Inc. ..............................         23,968
                                        --------------
                                          $1,308,600
                                        ==============

10.  NOTES PAYABLE

                                          AT SEPTEMBER 30,
                                       ----------------------
                                          1997        1996
                                       ----------  ----------
                                           (IN THOUSANDS)
Subordinated Notes ($220 million, net
  of unamortized discount)...........  $  219,699  $   --
Senior Notes.........................         500     115,000
                                       ----------  ----------
                                       $  220,199  $  115,000
                                       ==========  ==========

     In May 1993 the Parent Company issued $115 million of 8.05% senior notes due May 15, 1998 ("Senior Notes"). In May 1997 the Company issued $220 million of fixed-rate subordinated notes due May 2007, with a stated rate of 8.875% and an effective rate of 8.896% ("Subordinated Notes"). Net proceeds from the issuance of the Subordinated Notes were used to repurchase and retire $114.5 million of the Company's Senior Notes, pay the related costs and expenses, and provide additional capital to the Bank. The costs of issuing the Subordinated Notes totalled $4.0 million. The costs associated with retiring the Senior Notes are reflected as an extraordinary loss of $3.6 million, or $2.3 million after tax, in fiscal 1997. In connection with the repurchase of the Senior Notes, the Company obtained consents from the holders of the Senior Notes, which substantially eliminated all restrictive covenants of the related indenture, including limitations on dividends. The Subordinated Notes are subordinate to all liabilities of the Company's subsidiaries, including preferred stock and deposit liabilities.

11.  FINANCIAL INSTRUMENTS

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. The fair value estimates presented herein are based on relevant information available to management as of September 30, 1997 and 1996. Management is not aware of any factors that would significantly affect these estimated fair value amounts. Since the reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented herein do not represent management's estimate of the underlying value of the Company. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     SHORT-TERM INTEREST-EARNING ASSETS. The carrying amount approximates fair value.

     SECURITIES AND MORTGAGE-BACKED SECURITIES. The fair values of securities and MBS are estimated based on published bid prices or bid quotations received from securities dealers.

     LOANS. Fair values are estimated for portfolios of loans with similar characteristics and include the value of related servicing rights, if appropriate. Loans are segregated by type, by rate, and by performing and nonperforming categories. Because adjustable-rate loans (excluding single family) reprice frequently, their carrying value approximates their fair value. For fixed-rate loans and single family mortgage loans, excluding the single family warehouse, fair value is estimated using contractual cash flows discounted at secondary market rates, adjusted for prepayment estimates, or using current rates offered for similar loans. Fair value of the single family warehouse loans is estimated using outstanding commitment prices from investors or current investor yield requirements. The fair value of nonperforming loans is estimated using the Book Value, which is net of any related allowance for credit losses.

     FHLB STOCK. The carrying amount approximates fair value because it is redeemable at its par value.

     DEPOSITS. The estimated fair value of deposits with no stated maturity, which includes demand deposits, money market, and other savings accounts, is equal to the amount payable on demand or the carrying value. Although market premiums paid for depository institutions reflect an additional value for these deposits, SFAS No. 107 prohibits adjusting fair value for any value expected to be derived from retaining those deposits for a future period of time or from the benefit that results from the ability to fund interest-earning assets with these deposit liabilities. The SFAS No. 107 fair value of fixed-maturity deposits is estimated using a discounted cash flow model with rates currently offered by the Company for deposits of similar remaining maturities.

     FHLB ADVANCES, REVERSE REPURCHASE AGREEMENTS, AND NOTES PAYABLE. Fair values are estimated based on the discounted value of contractual cash flows using rates currently available to the Company for borrowings with similar terms and remaining maturities.

     OTHER ASSETS AND LIABILITIES. The carrying amount of financial instruments in these classifications is considered a reasonable estimate of their fair value due to the short-term nature of the instruments.

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

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                            SFAS NO. 107 FAIR VALUES

                                                      AT SEPTEMBER 30,
                                       -----------------------------------------------
                                                1997                     1996
                                       ----------------------   ----------------------
                                        CARRYING    SFAS NO.     CARRYING    SFAS NO.
                                         VALUE      107 VALUE     VALUE      107 VALUE
                                       ----------   ---------   ----------   ---------
                                                       (IN THOUSANDS)
FINANCIAL ASSETS
    Short-term interest-earning
      assets.........................  $  470,209   $ 470,209   $  793,772   $ 793,772
    Securities.......................      77,809      77,814       65,693      65,694
    Mortgage-backed securities.......   1,569,705   1,555,209    1,657,908   1,637,085
    Loans............................   8,995,229   9,147,333    7,519,488   7,657,483
    FHLB stock.......................     205,011     205,011      179,643     179,643
    Other assets.....................     169,711     169,711      110,441     115,658

NON-FINANCIAL ASSETS
    Mortgage servicing rights........     272,214     304,024      123,392     168,971
    Other............................     207,184         N/A      262,040         N/A
                                      -----------   =========  -----------   =========
        Total assets................. $11,967,072              $10,712,377
                                      ===========              ===========
FINANCIAL LIABILITIES
    Deposits.........................  $5,247,668   $5,264,137  $5,147,945   $5,164,988
    FHLB advances....................   3,992,344   3,986,627    3,490,386   3,493,086
    Reverse repurchase agreements....   1,308,600   1,308,643      832,286     832,328
    Notes payable....................     220,199     230,242      115,000     118,396
    Other liabilities................     118,702     118,702      170,870     170,870

NON-FINANCIAL LIABILITIES, MINORITY
  INTEREST, AND STOCKHOLDERS'
  EQUITY.............................   1,079,559         N/A      955,890         N/A
                                      -----------   =========  -----------   =========
        Total liabilities, minority
          interest, and stockholders'
          equity..................... $11,967,072              $10,712,377
                                      ===========              ===========

OTHER FINANCIAL INSTRUMENTS FAIR
  VALUES -- GAIN (LOSS)
      Interest rate swaps............               $    (437)               $     (66)
      Interest rate caps.............                     165                    1,057
      Interest rate floors...........                  11,043                    2,515
      Forward delivery contracts.....                    (474)                    (176)
      Commitments to extend credit...                   1,493                    2,238

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company manages its exposure to interest rates by entering into certain financial instruments with off-balance-sheet risk in the ordinary course of business. A hedge is an attempt to reduce risk by creating a relationship whereby any losses on the hedged asset or liability are expected to be offset in whole or part by gains on the hedging financial instrument. Thus, market risk resulting from a particular off-balance-sheet instrument is normally offset by other on or off-balance-sheet transactions. The Company seeks to manage credit risk by limiting the total amount of arrangements outstanding, both by counterparty and in the aggregate, by monitoring the size and maturity structure of the financial instruments, by assessing the creditworthiness of the counterparty, and by applying uniform credit standards for all activities with credit risk.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Notional principal amounts indicated in the following table do not represent the Company's exposure to credit loss, but represent the extent of the Company's involvement in particular classes of financial instruments and generally exceed the expected future cash requirements relating to the instruments. Financial instruments with off-balance-sheet risk outstanding at September 30, 1997, were scheduled to mature as follows:

                                            MATURING IN THE YEAR ENDING SEPTEMBER 30,             AT SEPTEMBER 30,
                                       ----------------------------------------------------  --------------------------
                                           1998         1999         2000       THEREAFTER       1997          1996
                                       ------------  ----------  ------------  ------------  ------------  ------------
                                                                        (IN THOUSANDS)
Interest rate swaps..................  $    --       $  166,000  $     59,500  $     35,500  $    261,000  $     50,000
Interest rate caps...................       421,000      58,000       243,000       --            722,000       659,000
Interest rate floors.................       250,000     532,000       756,500     1,040,000     2,578,500       688,500
Forward delivery contracts...........        96,000      --           --            --             96,000       321,923
Commitments to extend credit.........       888,307     172,528       186,642       424,496     1,671,973       988,120
                                       ------------  ----------  ------------  ------------  ------------  ------------
          Total......................  $  1,655,307  $  928,528  $  1,245,642  $  1,499,996  $  5,329,473  $  2,707,543
                                       ============  ==========  ============  ============  ============  ============

     INTEREST RATE SWAPS. The Company entered into the following interest rate swaps in an effort to more closely match the repricing of its liabilities with its assets. During fiscal 1997 and 1996, interest rate swap contracts of $50.0 million and $565.0 million, respectively, expired.

                                                    AVERAGE    AVERAGE
                                        NOTIONAL     FIXED    FLOATING           HEDGED
                                         AMOUNT      RATE      RATE(1)            ITEM
                                       ----------   -------   ---------    ------------------
                                                       (DOLLARS IN THOUSANDS)
AT SEPTEMBER 30, 1997
Receive Floating/Pay Fixed...........  $  261,000     6.18%      5.72%     FHLB advances
AT SEPTEMBER 30, 1996
Receive Fixed/Pay Floating...........  $   50,000     5.30       5.60      Consumer deposits

(1) Based on the one or three month London InterBank Offered Rate ("LIBOR").

     INTEREST RATE CAPS. During fiscal 1997, interest rate caps with notional principal amounts totalling $300.0 million were entered into in an effort to hedge FHLB advances. Interest rate caps with notional principal amounts totalling $950.0 million were entered into during fiscal 1996, in an effort to hedge certain adjustable-rate MBS and FHLB advances. During fiscal 1996, caps totalling $750.0 million were sold as the MBS being hedged were sold. The resulting gain on the sale of the caps of $1.9 million partially offset the loss on the sale of the MBS. During fiscal 1995, amortizing interest rate caps with original notional principal amounts totalling $565.0 million were entered into in an effort to hedge certain adjustable-rate loans. These amortizing caps totalled $372.0 million and $459.0 million at September 30, 1997 and 1996, respectively.

                                                                        AVERAGE
                                          NOTIONAL       INDEX        CONTRACTED
                                           AMOUNT       RATE(1)          RATE
                                          --------      -------       ----------
                                                  (DOLLARS IN THOUSANDS)
AT SEPTEMBER 30, 1997..........  buy      $372,000        5.84%          7.86%
                                           350,000        5.72           6.30
                                 sell      372,000        5.84           8.57

AT SEPTEMBER 30, 1996..........  buy       459,000        5.93           7.86
                                           200,000        5.66           6.19
                                 sell      459,000        5.93           8.57

(1) Based on the three or six month LIBOR.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     INTEREST RATE FLOORS. Floor contracts were entered into in an effort to hedge the MSRs against declines in value as a result of prepayments.

                                                      AVERAGE        AVERAGE
                                        NOTIONAL       INDEX          FLOOR
                                         AMOUNT       RATE(1)         RATE
                                        ---------    ---------       -------
                                               (DOLLARS IN THOUSANDS)
AT SEPTEMBER 30, 1997................  $2,578,500       6.27%          5.69%

AT SEPTEMBER 30, 1996................  $  688,500       6.73           6.06

(1) Based on the five or ten year Constant Maturity Treasury index ("CMT").

     During fiscal 1997, 1996, and 1995, interest received on interest rate floor agreements totalled $1.3 million, $2.1 million, and $817,000, respectively. During fiscal 1995, an interest rate floor agreement with a notional principal amount of $530.0 million was sold prior to its original maturity, resulting in a gain of $6.4 million. These amounts were capitalized and included with MSRs on the statements of financial condition and are being accreted to operations as a component of loan servicing income. At September 30, 1997 and 1996, the remaining deferred gain, net of interest received, was $8.4 million and $7.4 million, respectively. The unamortized costs to enter the floor agreements were $7.7 million and $2.1 million at September 30, 1997 and 1996, respectively.

     FINANCIAL OPTIONS. At September 30, 1997 and 1996, no financial options were outstanding. During fiscal 1996, the Company entered into various financial options including Treasury call options, Treasury put options, and Eurodollar put options, with notional principal amounts totalling $2.1 billion. Of this total, $50.0 million in Treasury call options were acquired as a trading activity. The remaining options were entered into for purposes of hedging certain MBS, certain loans, and MSRs. During fiscal 1996, all options expired or were sold.

     FINANCIAL FUTURES CONTRACTS. At September 30, 1997 and 1996, there were no futures contracts outstanding. Treasury futures were entered into during fiscal 1996 and 1995 in an effort to hedge certain loans, but were closed or expired since the loans being hedged were sold or included in the held for investment loan portfolio.

     FORWARD DELIVERY CONTRACTS. Forward delivery contracts were entered into to sell single family warehouse loans and to manage the risk that a change in interest rates would decrease the value of single family warehouse loans or commitments to originate mortgage loans ("mortgage pipeline"). At September 30, 1997, all forward delivery contracts outstanding were with U.S. government corporations and agencies.

                                          AT SEPTEMBER 30,
                                       ----------------------
                                          1997        1996
                                       ----------  ----------
                                           (IN THOUSANDS)
TYPE OF INTEREST
Fixed................................  $   96,000  $  252,587
Variable.............................      --          69,336
                                       ----------  ----------
          Total......................  $   96,000  $  321,923
                                       ==========  ==========
LOANS AVAILABLE TO FILL COMMITMENTS
Single family warehouse..............  $  149,128  $  260,745
Mortgage pipeline (estimated)........     116,322     174,883
                                       ----------  ----------
          Total......................  $  265,450  $  435,628
                                       ==========  ==========

     COMMITMENTS TO EXTEND CREDIT. The Company's exposure to credit loss for commitments to extend credit is represented by the contractual amount of these agreements. The Company uses the same credit policies in making funding commitments as it does for on-balance-sheet instruments. These commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee to the Company. Because commitments may expire without being drawn upon, the total contract amounts do not necessarily

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

represent future cash requirements. Commitments to extend credit outstanding at September 30, 1997 and 1996 were $1.7 billion and $988.1 million, respectively. Included in these commitments are $373.7 million and $262.1 million representing the undisbursed portion of loans in process and letters of credit totalling $37.0 million and $8.8 million as of September 30, 1997 and 1996, respectively.

     COMMITMENTS TO PURCHASE LOANS. The Company's outstanding commitments to purchase loans at September 30, 1997 and 1996 were $396.8 million and $185.4 million, respectively.

     RECOURSE OBLIGATIONS. The Company serviced loans totalling approximately $34.2 million and $20.8 million at September 30, 1997 and 1996, respectively, for which certain recourse obligations apply. Management believes that it has adequately provided reserves for its recourse obligations related to this servicing.

12.  EMPLOYEE BENEFITS

SAVINGS PLAN

     The Company has an employee tax-deferred savings plan available to all eligible employees, which qualifies as a 401(k) plan under the Internal Revenue Code of 1986, as amended (the "Code"). The Company currently contributes fifty cents for every dollar contributed up to two percent of the participant's earnings, and dollar for dollar for contributions between two and four percent of the participant's earnings. The maximum employee contribution percentage is 15 percent of an employee's earnings, subject to Internal Revenue Service maximum contributions limitations. The Company's contributions to the plan were approximately $1.1 million, $1.5 million, and $1.5 million for fiscal 1997, 1996, and 1995, respectively.

1996 STOCK INCENTIVE PLAN

     In fiscal 1997, the Company granted 490,250 options to purchase shares of its common stock to certain employees of the Bank under the Bank United 1996 Stock Incentive Plan. Compensation expense was not recognized for the stock options because the options had an exercise price approximating the fair value of the Company's common stock at the date of grant. These options will vest at the end of three years, with 147,500 options expiring if not exercised within ten years of the date of grant and the remaining 342,750 options expiring if not exercised within five years of the date of grant. The maximum number of options available for grant under this plan is 1,600,000.

     Effective October 1, 1997, the Company's Board of Directors granted performance units to executive officers and other key officers and employees under the 1996 Stock Incentive Plan. These units, which equate to shares of the Company's common stock on a one-for-one basis, will be distributed based on the achievement of certain corporate performance goals over a performance period beginning October 1, 1997 and ending September 30, 2000. The maximum award is 195,000 units in the aggregate. Upon completion of the performance period, the Company's Compensation Committee will determine the number of units to be issued based on the Company's performance. Cash will be distributed to the participants equal to the number of performance units multiplied by the fair value of the Company's common stock.

MANAGEMENT COMPENSATION PROGRAM

     In June 1996 the Bank's and the Company's Boards of Directors approved a management compensation program for the Company's executive officers, other key officers and employees, and certain directors containing the following provisions: (1) a cash bonus of $4.0 million, (2) an award of 318,342 shares of Company Class B common stock (which had a fair value of $11.65 per share, and restrictions on transferability for a period of three years from issuance ("Restricted Stock")), and (3) the issuance of 1,154,520 options for purchase of an equivalent number of shares of Company common stock (such options vest ratably from the date of grant through June 26, 1999 and may not be exercised prior to the third anniversary of the date of grant). The options will expire if not exercised within ten years of the date of the grant. Compensation expense totalling $7.8 million, $4.8 million net of tax, was recognized in the quarter ended June 30, 1996 for the cash bonus and the Restricted

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Stock award. Compensation expense was not recognized for the stock options, since the options had an exercise price approximating the fair value of the Company's common stock at the date of grant.

DIRECTOR STOCK COMPENSATION PLAN

     In June 1996 the Company's Board of Directors approved a director stock plan for each member of the Company's Board who is not an employee ("Eligible Director"). Each Eligible Director will be granted stock options to purchase 1,000 shares of the Company's common stock when first elected to the Company's Board of Directors and following each annual stockholders' meeting thereafter. The exercise price of the options is 115% of the fair value of the Company's common stock at the date of grant. The Company granted 10,000 options under the director stock plan during fiscal 1996 and 1997. These options vest and become exercisable if and when the fair value of the Company's common stock equals or exceeds the exercise price of the option on any day during the 30-day period commencing on the first anniversary of the date of the grant ("vesting window"). If these stock options do not vest during the vesting window, they will be cancelled. Vested options will expire if not exercised within ten years of the date of grant. The options issued to directors in fiscal 1996 became fully vested and exercisable during fiscal 1997. The maximum number of options available for grant under this plan is 250,000.

SUMMARY OF STOCK-BASED COMPENSATION

                                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                          -------------------------------------------------------------
                                                      1997                            1996
                                          -----------------------------   -----------------------------
                                          NUMBER OF    WEIGHTED-AVERAGE   NUMBER OF    WEIGHTED-AVERAGE
                                           OPTIONS      EXERCISE PRICE     OPTIONS      EXERCISE PRICE
                                          ----------   ----------------   ----------   ----------------
Outstanding at beginning of year........   1,164,520        $20.15              --          $  --
     Granted............................     500,250         34.72         1,164,520         20.15
     Exercised..........................        --           --                 --             --
     Forfeited..........................     (11,750)        30.92              --             --
     Expired............................        --           --                 --             --
                                          ----------                      ----------
Outstanding at end of year..............   1,653,020         24.49         1,164,520         20.15
                                          ==========                      ==========
Exercisable at end of year..............      10,500         24.26              --             --
Vested at end of year...................     417,819         20.23              --             --

     The weighted-average grant date fair value of stock options granted during 1997 and 1996 was $11.31 and $6.46, respectively. The weighted-average remaining contractual life of options outstanding at September 30, 1997 was 7.98 years and the exercise prices for options outstanding ranged from $20.125 to $38.063. The fair value of each stock option was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and 1996, respectively: estimated volatility of 27.78% and 27.00%; risk-free interest rate of 6.75% and 6.55%; dividend yield of 1.68% and 3.00%; and an expected life of five years for 342,750 of the options issued in fiscal 1997, ten years for 157,500 of the options issued in fiscal 1997 and ten years for all options issued in fiscal 1996. The Company granted no options prior to fiscal 1996.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     If compensation expense had been recorded based on the fair value at the grant date for awards consistent with SFAS No. 123, the Company's net income would have been $73.5 million and $118.3 million and EPS would have been $2.33 and $3.85 for fiscal 1997 and 1996, respectively.

13.  INCOME TAXES

                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------
                                         1997        1996         1995
                                       ---------  -----------  ----------
                                                 (IN THOUSANDS)
CURRENT TAX EXPENSE
     Federal and state...............  $   6,091  $     6,109  $    5,539
     Payments due in lieu of taxes...     12,344       11,528      15,261
DEFERRED TAX EXPENSE (BENEFIT)
     Federal and state...............     42,251       10,298      16,615
     Change in valuation
       allowance -- utilization of
       NOLs..........................     --         (101,700)     --
     Change in valuation
       allowance -- reduction of
       NOLs..........................     --           (2,000)     --
                                       ---------  -----------  ----------
          Total income tax expense
            (benefit) before
            extraordinary loss.......  $  60,686  $   (75,765) $   37,415
                                       =========  ===========  ==========

     In June 1996, the Parent Company's certificate of incorporation and bylaws were restated with the intent to preserve certain beneficial tax attributes limiting the disposition of certain common stock and other interests in the Parent Company by certain of its stockholders. The preservation of certain tax attributes allowed the recognition of tax benefits of $85.2 million by the Bank in June 1996 for the expected utilization of $365 million of net operating losses ("NOLs") against future taxable income. These tax benefits were not recognized in prior periods due to limitations on the utilization of NOLs if an Ownership Change ("Ownership Change," as defined in Section 382 of the Code) had occurred. In June 1996 the Parent Company and the Bank entered into a tax-sharing agreement. This agreement resulted in the recognition of a tax benefit of $16.5 million by the Parent Company for the expected utilization of $47 million of the Parent Company's NOLs by the Bank. The total tax benefit of $101.7 million was recognized as a reduction of income tax expense and an increase in the net deferred tax asset. Tax NOLs outstanding at September 30, 1997 were as follows:

                                                       ALTERNATIVE    EXPIRATION
           YEAR GENERATED               REGULAR TAX    MINIMUM TAX       DATE
-------------------------------------   -----------    -----------    ----------
                                                     (IN MILLIONS)
September 30, 1989...................      $ 247          $ 103          2004
September 30, 1990...................        296            141          2005
September 30, 1991...................        119             56          2006
September 30, 1992...................         33              7          2007
September 30, 1994...................          7             --          2009

     The Parent Company, Holdings, and the Bank are subject to regular income tax and alternative minimum tax ("AMT"). For fiscal 1997, 1996, and 1995, the current federal tax expense was the result of AMT. Even though the Parent Company and the Bank have AMT net operating loss carryforwards ("AMT NOLs"), the Code limits the amount of utilization of AMT NOLs by 90% of alternative minimum taxable income ("AMTI").

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Income tax and related payments differ from the amount computed by applying the federal income tax statutory rate on income as follows:

                                       FOR THE YEAR ENDED SEPTEMBER 30,
                                       ---------------------------------
                                         1997        1996        1995
                                       ---------  -----------  ---------
                                                (IN THOUSANDS)
TAXES, CALCULATED BEFORE
  EXTRAORDINARY LOSS.................  $  55,242  $    23,743  $  31,539
INCREASE (DECREASE) FROM
     Reduction in valuation allowance
       for the utilization of NOLs...     --         (101,700)    --
     Reduction in valuation allowance
       for reduction of NOLs.........     --           (2,000)    --
     State income tax -- current.....      3,791        3,097      2,080
     Other...........................      1,653        1,095      3,796
                                       ---------  -----------  ---------
          Income tax expense
            (benefit)................  $  60,686  $   (75,765) $  37,415
                                       =========  ===========  =========

     The deferred tax assets and liabilities outstanding at September 30, 1997 and 1996 were as follows:

                                           AT SEPTEMBER 30,
                                       ------------------------
                                          1997         1996
                                       -----------  -----------
                                            (IN THOUSANDS)
DEFERRED TAX ASSETS
     Net operating losses............  $   169,492  $   196,326
     Purchase accounting.............        5,391        6,252
     Tax mark to market..............        5,209        3,654
     Unrealized losses on securities
      available for sale.............      --             1,340
     Real estate mortgage investment
      conduits.......................        3,006        6,830
     AMT credit......................        6,464        4,065
     Depreciation -- premises and
      equipment......................        3,340        2,975
     Savings Association Insurance
      Fund assessment................      --            11,780
     Other...........................       13,291       14,633
                                       -----------  -----------
          Total deferred tax
            assets...................      206,193      247,855
                                       -----------  -----------
DEFERRED TAX LIABILITIES
     Bad debt reserve................       10,931       18,199
     FHLB stock......................       16,159       12,196
     Originated mortgage servicing
      rights.........................       24,229       19,958
     Unrealized gains on securities
      available for sale.............        3,796      --
     Other...........................        2,642        1,679
                                       -----------  -----------
          Total deferred tax
            liabilities..............       57,757       52,032
                                       -----------  -----------
     Net deferred tax asset before
      valuation allowance............      148,436      195,823
     Valuation allowance.............      (27,500)     (27,500)
                                       -----------  -----------
          Net deferred tax assets....  $   120,936  $   168,323
                                       ===========  ===========

     As of September 30, 1997, future taxable income of $518 million would fully utilize the net deferred tax assets.

     The Bank is permitted under the Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. This addition differs from the provision for credit losses for financial reporting purposes. Due to legislation enacted in fiscal 1996, the Bank's post-1987 tax bad debt reserve of $89 million at September 30, 1996 is being recaptured over a six-taxable-year period. At September 30, 1997, the Bank had approximately $74 million of post-1987 tax bad debt reserves remaining. There will be no financial

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

statement impact from this recapture because a deferred tax liability has already been provided for on the Bank's post-1987 tax bad debt reserves. The current tax liability resulting from recapture of these reserves will be reduced by NOLs available to offset this income.

     No deferred taxes have been provided on approximately $52 million of pre-1988 tax bad debt reserves. This tax reserve for bad debts is included in taxable income in later years if certain circumstances occur, such as, a distribution in redemption of stock of the Bank (with certain exceptions for preferred stock); partial or complete liquidation of the Bank following a merger or liquidation; or a dividend distribution in excess of certain earnings and profits. However, if a thrift with a pre-1988 reserve is merged, liquidated on a tax-free basis, or acquired by another depository institution, the remaining institution will inherit the thrift's pre-1988 reserve and post-1951 earnings and profits. Because management believes the circumstances requiring recapture of the reserve are not likely to occur, deferred income taxes of approximately $18 million have not been provided.

     Concurrent with the Bank's incorporation on December 30, 1988, the Parent Company, the Bank, and certain of their direct and indirect parent entities entered into an agreement with the Federal Savings and Loan Insurance Corporation ("FSLIC") providing financial assistance to the Bank, among other things, (the "Assistance Agreement"). On December 23, 1993, the Parent
Company, the Bank, certain of their direct and indirect parent entities, and the Federal Deposit Insurance Corporation ("FDIC") as manager of the FSLIC Resolution Fund ("FRF") entered into a settlement and termination agreement
(the "Settlement Agreement") providing for the termination of the Assistance Agreement. As part of the Settlement Agreement, the Parent Company, the Bank, and certain of their direct and indirect parent entities entered into a tax benefit agreement (the "Tax Benefits Agreement"), pursuant to which the Bank will pay the FRF one-third of certain tax benefits that are utilized by the Bank through the taxable year ending nearest to September 30, 2003. The amounts reflected in the Consolidated Financial Statements are based on estimated tax benefits utilized by the Bank and may vary from amounts paid due to the actual utilization of tax benefits reported in the federal income tax return.

14.  REGULATORY MATTERS

     The Bank is subject to regulatory capital requirements of the Office of Thrift Supervision ("OTS"). Any savings association that fails to meet its regulatory capital requirements is subject to enforcement actions by the OTS which could have a material effect on its financial statements. Under the capital adequacy requirements and prompt corrective action provisions, the Bank must meet specific capital requirements based on its capital, assets, and certain off-balance-sheet items as calculated under regulatory accounting practices.

     To meet the capital adequacy requirements, the Bank must maintain minimum amounts and ratios of tangible capital, core capital, and total risk-based capital. As of September 30, 1997 and 1996, the Bank met all capital adequacy requirements.

     As of September 30, 1997 and 1996, the most recent notification from the OTS categorized the Bank as well-capitalized, the highest of five tiers under the prompt corrective action provisions. To be categorized as well-capitalized, the Bank must maintain minimum amounts and ratios of core capital, tier 1 capital, and total risk-based capital. As of September 30, 1997, there had been no conditions or events since the OTS notification that management believes would change the institution's category.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following tables show the Bank's compliance with the regulatory capital requirements:

                                                                AT SEPTEMBER 30,
                                        ----------------------------------------------------------------
                                                                CAPITAL ADEQUACY      WELL-CAPITALIZED
                                               ACTUAL             REQUIREMENTS          REQUIREMENTS
                                        --------------------  --------------------  --------------------
                                          RATIO     AMOUNT      RATIO     AMOUNT      RATIO     AMOUNT
                                        ---------  ---------  ---------  ---------  ---------  ---------
                                                             (DOLLARS IN THOUSANDS)
1997
Tangible capital......................      7.72% $ 917,019       1.50% $ 178,143
Core capital..........................      7.77    923,062       3.00    356,468       5.00% $ 594,114
Tier 1 capital........................     12.65    923,062                             6.00    437,963
Total risk-based capital..............     13.18    962,289       8.00    583,951      10.00    729,939

1996
Tangible capital......................      6.57    695,821       1.50    158,943
Core capital..........................      6.64    703,908       3.00    318,129       5.00    530,216
Tier 1 capital........................     12.40    703,908                             6.00    340,734
Total risk-based capital..............     13.09    743,623       8.00    454,312      10.00    567,890

     The Bank meets its fully phased-in capital requirements. OTS regulations generally allow dividends to be paid without prior OTS approval under certain conditions provided that the level of regulatory capital, following the payment of such dividends, meets the fully phased-in capital requirements. At September 30, 1997, there was an aggregate of approximately $201 million available for the payment of dividends under these requirements.

     The Bank's net income and stockholders' equity figures, as presented in the Consolidated Statements of Financial Condition and Operations in the Bank's Annual Report on Form 10-K, agree with the information included in the Bank's Thrift Financial Report filed with the OTS as of September 30, 1997.

FORBEARANCE

     Notwithstanding the above capital requirements, the Bank's capital requirements were established pursuant to the forbearance letter (a
"Forbearance Agreement") issued simultaneously with the Assistance Agreement. The OTS has taken the position, with which the Bank disagrees, that the capital forbearances are no longer available because of the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). Despite the OTS position, management believes that all significant waivers, approvals, and forbearances related to the Bank's acquisition, including the capital forbearances, remain in full force and effect following the enactment of FIRREA. Pursuant to the Settlement Agreement, the Bank has retained all claims relating to the forbearances against the United States of America, and on July 25, 1995, the Bank, the Parent Company, and Hyperion Partners L.P. (collectively, the "Plaintiffs") filed suit against the United States of America in the United States Court of Federal Claims for alleged failures of the United States (1) to abide by a capital forbearance which would have allowed the Bank to operate for ten years under negotiated capital levels lower than the levels required by the then existing regulations or successor regulations, (2) to abide by its commitment to allow the Bank to count $110 million of subordinated debt as regulatory capital for all purposes and (3) to abide by an accounting forbearance, which would have allowed the Bank to count as capital for regulatory purposes, and to amortize over a period of twenty-five years, the $30.7 million difference between certain FSLIC payment obligations to the Bank and the discounted present value of those future FSLIC payments. The lawsuit was stayed from the outset by a judge of the Court of Federal Claims pending the United States Supreme Court's decision in UNITED STATES V. WINSTAR CORP., an action by three other thrifts raising similar issues (the "WINSTAR cases"). Since the Supreme Court ruling, the Chief Judge of the Court of Federal Claims convened a number of status conferences to establish a case management protocol for the more than 100 lawsuits on the Court of Federal Claims docket, that, like Plaintiffs case, involve issues similar to those raised in the WINSTAR case.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Following a number of status conferences, Chief Judge Loren Smith of the United States Court of Federal Claims transferred all WINSTAR-related cases to his own docket and entered an Omnibus Case Management Order governing proceedings in such cases, including the Company's case. Under the Omnibus Case Management Order, Chief Judge Smith serves as the "Managing Judge" for all WINSTAR-related cases and may assign other judges of the United States Court of Federal Claims to resolve pre-trial discovery disputes and common legal issues and to conduct trials. The trial of one of these two cases is in progress and the trial of the other has not yet begun. Trials in the remaining cases subject to the Omnibus Case Management Plan are scheduled to begin four months after completion of the first two damages trials. The Company's case is one of thirteen cases that "shall be accorded priority in the scheduling" of the damages trials under the Omnibus Case Management Order. On January 3, 1997, the court issued a scheduling order scheduling the trial of the Company's case in the third month after the trials of the "priority" cases begin.

     In December 1996, Chief Judge Smith decided the motion IN LIMINE on damage theories of Glendale Federal, one of four WINSTAR plaintiffs, and allowed Glendale Federal to assert several other alternative damage theories against the government. While the Company expects Plaintiffs' claims for damages will exceed $200 million and that they could range as high as $1 billion or more, the Company is unable to predict the outcome of Plaintiffs' suit against the United States and the amount of judgment for damages, if any, that may be awarded. Plaintiffs expect that the government may argue that no breach by the government has occurred and that damages to Plaintiffs, in any event, would approach zero. The Company, on November 27, 1996, moved for partial summary judgment on liability, and the government opposed the motion. The Company is pursuing an early trial on damages. Uncertainties remain concerning the administration of the Omnibus Case Management Order and the future course of the Company's lawsuit pursuant to the Omnibus Case Management Order. Accordingly, the Company cannot predict the timing of any resolution of its claims. The damage trial in the first case has lasted longer than was originally estimated, and the Company now expects the trial of its case to commence during the first quarter of calendar 1999. The Company is unable to predict the outcome of its suit against the United States and the amount of judgment for damages, if any, that may be awarded. Consequently, no assurances can be given as to the results of this suit.

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

SAIF ASSESSMENT

     The United States Congress passed legislation that was signed into law on September 30, 1996, which resulted in an assessment on all Savings Association Insurance Fund ("SAIF")-insured deposits in such amounts that fully capitalized the SAIF at a reserve ratio of 1.25% of SAIF-insured deposits. This one-time assessment was set at 65.7 basis points of SAIF-assessable deposits at March 31, 1995. The Company's assessment of $33.7 million, $20.7 million net of tax, was recorded in the fourth quarter of fiscal 1996 and paid in the first quarter of fiscal 1997.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

15.  MINORITY INTEREST AND STOCKHOLDERS' EQUITY

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

WARRANT

     Concurrent with the execution of the Assistance Agreement, the Bank issued a warrant, which entitled the FDIC to purchase 158,823 shares of the Bank's common stock for an exercise price of $0.01 per share (the "Warrant"). In
August 1996 the FDIC surrendered a portion of the Warrant for a cash payment of $6.1 million and exercised the remainder of the Warrant. The FDIC immediately exchanged the shares of common stock of the Bank it received for 1,503,560 shares of common stock of the Company. The FDIC sold all of the 1,503,560 shares of common stock of the Company in the offering discussed below.

     As part of the Settlement Agreement, the Bank made payments to the FDIC in lieu of dividends on the common stock of the Bank from December 1993 through August 1996 when the Warrant was no longer outstanding.

CAPITAL STOCK

     On May 6, 1996, the Bank paid a $100 million dividend to the Company on the common stock of the Bank and on the same day, the Company paid a dividend on its common stock in the amount of $100 million.

     In August 1996 the Company filed a registration statement with the Securities and Exchange Commission and 12,075,000 shares of the Company Class A common stock were sold to the public. The Company sold 910,694 shares and certain stockholders sold 11,164,306 shares. The net proceeds to the Company from this offering of $14.0 million were contributed to the capital of the Bank in the first quarter of fiscal 1997 for general corporate purposes.

     The authorized stock of the Company consists of the following (par value $0.01): Class A common stock (voting) -- 40,000,000 shares, Class B common stock (nonvoting) -- 40,000,000 shares, and preferred stock -- 10,000,000 shares. Class B common stock may be converted to Class A common stock subject to certain restrictions.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

EARNINGS PER COMMON SHARE

     The table below presents the computation of EPS (in thousands, except per share data). The dilutive effect of the Bank Warrant has been considered in computing EPS for periods prior to its redemption in August 1996. Average shares and per share results for fiscal 1996 and 1995 were restated to reflect an 1,800-to-one stock conversion in June 1996.

                                       FOR THE YEAR ENDED SEPTEMBER 30,
                                       --------------------------------
                                         1997        1996       1995
                                       ---------  ----------  ---------
Net income before extraordinary
  loss...............................  $  78,894  $  118,935  $  41,719
Less: Bank's net income attributable
  to common stock equivalents on the
  Warrant............................     --          (5,608)    (2,895)
                                       ---------  ----------  ---------
Net income applicable to common
  shares before extraordinary loss...     78,894     113,327     38,824
Extraordinary loss...................      2,323      --         --
                                       ---------  ----------  ---------
     Net income applicable to common
       shares........................  $  76,571  $  113,327  $  38,824
                                       =========  ==========  =========
Average number of common shares
  outstanding........................     31,596      29,260     28,863
                                       =========  ==========  =========
Earnings per share before
  extraordinary loss.................  $    2.49  $     3.87  $    1.35
Extraordinary loss...................       0.07      --         --
                                       ---------  ----------  ---------
     Earnings per common share.......  $    2.42  $     3.87  $    1.35
                                       =========  ==========  =========

16.  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     The Bank is involved in legal proceedings occurring in the ordinary course of business that management believes, after consultation with legal counsel, are not, in the aggregate, material to the financial condition, results of operations, or liquidity of the Bank or the Company.

FACILITIES OPERATIONS

     Total data processing and rental expense for fiscal 1997, 1996, and 1995, after consideration of certain credits and rental income, was $20.7 million, $22.4 million and $22.9 million, respectively. Future minimum commitments on data processing agreements and significant operating leases in effect at September 30, 1997 were as follows (in thousands):

            YEARS ENDING
            SEPTEMBER 30,               AMOUNT
-------------------------------------  ---------
   1998..............................  $  15,033
   1999..............................      9,595
   2000..............................      3,027
   2001..............................      2,308
   2002..............................      2,269
   Thereafter........................     12,640
                                       ---------
                                       $  44,872
                                       =========

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

17.  FINANCIAL HIGHLIGHTS BY PRINCIPAL BUSINESS OPERATION

     The Company conducts its business through the Community Banking, Financial Markets, and Commercial Banking Groups, which comprise the Banking Segment, and the Mortgage Banking Segment. Summarized financial information by business segment and for the Parent Company and Holdings for the periods indicated, was as follows:

                                                              FOR THE YEAR ENDED SEPTEMBER 30,
                                          ------------------------------------------------------------------------
                                                                          PARENT
                                                          MORTGAGE       COMPANY
                                             BANKING     BANKING(1)    AND HOLDINGS   ELIMINATIONS     COMBINED
                                          -------------  -----------   ------------   ------------   -------------
                                                                       (IN THOUSANDS)
1997
Revenues................................  $     301,327   $   60,159     $  4,628      $  (18,038)   $     348,076
Earnings before income taxes, minority
  interest, and extraordinary loss......        154,967       19,087        1,817         (18,038)         157,833
Depreciation and amortization of
  intangibles...........................          9,084        1,446          902           --              11,432
Capital expenditures....................         16,080          412         --             --              16,492
Average identifiable assets.............     10,742,500      423,589       27,774         (90,718)      11,103,145
Loan transfers to (from)................        200,133     (200,133)        --             --                --
Interest income (expense) on single
  family warehouse outstanding loan
  balance...............................          5,104       (5,104)        --             --                --
Servicing (expense) income on Banking
  Segment's loans.......................         (7,008)       7,008         --             --                --

------------
(1) Includes activity associated with the Company's mortgage origination business prior to the sale of certain retail and wholesale mortgage origination offices effective February 1, 1997 and the related gain on the disposition of those offices. Revenues for the Mortgage Banking Segment for fiscal 1997 included $18.6 million related to the mortgage origination business. Earnings before income taxes, minority interest, and extraordinary loss for the same period includes $2.6 million related to the mortgage origination business.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                              FOR THE YEAR ENDED SEPTEMBER 30,
                                          -------------------------------------------------------------------------
                                                                           PARENT
                                                           MORTGAGE       COMPANY
                                             BANKING        BANKING     AND HOLDINGS   ELIMINATIONS     COMBINED
                                          -------------  -------------  ------------   ------------   -------------
                                                                       (IN THOUSANDS)
1996
Revenues................................  $     248,814  $      85,206    $ 98,714      $ (109,011)   $     323,723
Earnings before income taxes and
  minority interest.....................         82,449         (3,120)     97,518        (109,011)          67,836
Depreciation and amortization of
  intangibles...........................          9,060          5,200       1,000           --              15,260
Capital expenditures....................          8,951            443        --             --               9,394
Average identifiable assets.............     10,947,844        640,780       9,972        (369,165)      11,229,431
Loan transfers to (from)................        818,563       (818,563)       --             --               --
Interest income (expense) on single
  family warehouse outstanding loan
  balance...............................         21,878        (21,878)       --             --               --
Servicing (expense) income on Banking
  Segment's loans.......................         (9,461)         9,461        --             --               --

1995
Revenues................................  $     202,953  $     105,515    $ (3,910)     $   (6,409)   $     298,149
Earnings before income taxes and
  minority interest.....................         82,163         19,357      (5,000)         (6,409)          90,111
Depreciation and amortization of
  intangibles...........................         12,143          6,879         976           --              19,998
Capital expenditures....................          5,859            273        --             --               6,132
Average identifiable assets.............     10,258,857        482,965       8,061        (312,820)      10,437,063
Loan transfers to (from)................      1,012,771     (1,012,771)       --             --               --
Interest income (expense) on single
  family warehouse outstanding loan
  balance...............................         19,903        (19,903)       --             --               --
Servicing (expense) income on Banking
  Segment's loans.......................         (9,255)         9,255        --             --               --

     Revenues are comprised of net interest income (before the provision for credit losses), non-interest income and dividends received from the Bank and Holdings. Interest costs incurred by the Parent Company and Holdings are deducted from its revenues since they relate to long-term debt and are not directly attributable to a specific segment. Earnings before income taxes, minority interest, and extraordinary loss equal revenues, less the provision for credit losses and non-interest expenses. Non-interest expenses of the Bank are fully allocated to each segment of the Bank. Non-interest expenses incurred by support departments that are directly attributable to a segment are charged to that segment. General corporate overhead expenses not specifically identified to an individual segment, but necessary for the maintenance of the Bank as a going concern, are also allocated to the two segments. Parent Company and Holdings expenses are not allocated to the Bank's business segments. The elimination amounts reflect dividends received by the Parent Company and Holdings from the Bank and single family warehouse loans funded by the Banking Segment.

     For segment reporting purposes, the value of servicing related to loans purchased from third parties by the Banking Segment is segregated from the original loan basis and is allocated to the Mortgage Banking Segment. The amortization of this capitalized amount approximated $890,000 for the four months ending January 31, 1997, $2.3 million for fiscal 1996 and $2.4 million for fiscal 1995 and is reflected in the Mortgage Banking Segment figures above.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     For loans transferred from the Mortgage Banking Segment to the Banking Segment, the difference, if any, between the Banking Segment's "purchase price" and the actual Book Value of the loans was retained by the Mortgage Banking Segment at the time of transfer. The amount retained was amortized to operations of the Mortgage Banking Segment and approximated $1.9 million for the four months ending January 31, 1997, $1.9 million for fiscal 1996, and $1.0 million for fiscal 1995.

MORTGAGE BANKING RESTRUCTURINGS AND SALE OF OFFICES

     In June 1996, the Company recorded a restructuring charge of $10.7 million before tax to recognize the costs of closing or consolidating certain mortgage origination offices and several regional operation centers and recorded $1.8 million of other expenses related to its mortgage origination business. The restructuring charge included estimated costs for severance and other benefits of $800,000, asset write-downs of $5.3 million, lease termination costs of $3.4 million and other costs of $1.2 million. The non-cash write-off of $5.3 million reflected $3.5 million of goodwill and $1.8 million of fixed assets and leasehold improvements written off in connection with the closed production offices.

     Effective February 1, 1997, the Company sold certain of its retail and wholesale mortgage origination offices. In connection with this sale, the remaining offices were restructured or closed. The net gain on the sale of these offices, reduced by additional restructuring costs, was $4.7 million before tax, $2.9 million after tax, or $0.09 per share. The additional restructuring costs were principally comprised of estimated costs of severance and other benefits of $2.0 million and estimated contractual obligations, for which no future benefit will be derived, of $3.3 million.

     At September 30, 1997, the unpaid liability relating to the sale, the two restructurings, and the branch closures was estimated to be $4.1 million, and is expected to be paid in full by fiscal 1999. The Company has maintained its mortgage servicing business, its retail mortgage origination capability in Texas through its community banking branches, and its wholesale and other mortgage origination capability through its Financial Markets Group.

     Effective February 1, 1997, the Company no longer had a mortgage origination business within its Mortgage Banking Segment. Activity associated with the Company's mortgage origination business prior to its sale and the costs associated with restructuring or closing of the remaining offices have been included with the Mortgage Banking Segment activity for fiscal 1997. The wholesale mortgage origination offices and other mortgage origination activities that were retained have been integrated into the existing Financial Markets Group and, therefore, the Banking Segment, as of the same date. Prior period segment information has not been restated.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table represents summarized data for each of the quarters in fiscal 1997 and 1996 (in thousands, except earnings per share).

                                                          1997                                        1996
                                       ------------------------------------------  ------------------------------------------
                                        FOURTH      THIRD     SECOND      FIRST     FOURTH      THIRD     SECOND      FIRST
                                        QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Interest income......................  $ 210,774  $ 202,903  $ 197,928  $ 199,103  $ 191,893  $ 199,198  $ 203,436  $ 217,785
Interest expense.....................    145,039    136,283    131,424    133,318    136,752    138,737    148,548    160,741
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Net interest income..............     65,735     66,620     66,504     65,785     55,141     60,461     54,888     57,044
Provision for credit losses..........      3,463      3,425      4,305      6,914      6,314      4,305      3,181      2,669
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net interest income after provision
  for credit losses..................     62,272     63,195     62,199     58,871     48,827     56,156     51,707     54,375
Non-interest income..................     17,130     17,314     23,831     25,157     27,986     19,981     24,353     23,869
Non-interest expense.................     39,726     41,257     42,584     48,569     81,304     65,197     46,678     46,239
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes,
  minority interest, and
  extraordinary loss.................     39,676     39,252     43,446     35,459     (4,491)    10,940     29,382     32,005
Income tax expense (benefit).........     15,187     15,086     16,780     13,633     (2,121)   (98,922)    12,144     13,134
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss) before minority
  interest and extraordinary loss....     24,489     24,166     26,666     21,826     (2,370)   109,862     17,238     18,871
Minority interest
    Subsidiary preferred stock
      dividends......................      4,564      4,563      4,563      4,563      4,564      4,563      4,563      4,563
    Payments in lieu of dividends....     --         --         --         --         --          6,189     --            224
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss) before
  extraordinary loss.................     19,925     19,603     22,103     17,263     (6,934)    99,110     12,675     14,084
Extraordinary loss...................     --          2,323     --         --         --         --         --         --
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Net income.......................  $  19,925  $  17,280  $  22,103  $  17,263  $  (6,934) $  99,110  $  12,675  $  14,084
                                       =========  =========  =========  =========  =========  =========  =========  =========
Net income (loss) applicable to
  common shares......................  $  19,925  $  17,280  $  22,103  $  17,263  $  (6,934) $  94,143  $  11,824  $  13,144
                                       =========  =========  =========  =========  =========  =========  =========  =========
Earnings per common share
    Income before extraordinary
      loss...........................  $    0.63  $    0.61  $    0.70  $    0.55  $   (0.23) $    3.26  $    0.41  $    0.46
    Extraordinary loss...............     --           0.07     --         --         --         --         --         --
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Net income.......................  $    0.63  $    0.54  $    0.70  $    0.55  $   (0.23) $    3.26  $    0.41  $    0.46
                                       =========  =========  =========  =========  =========  =========  =========  =========
Average common shares outstanding....     31,596     31,596     31,596     31,596     30,441     28,863     28,863     28,863

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

19.  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

                                 PARENT COMPANY
                  CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                           SEPTEMBER 30,
                                       ----------------------
                                          1997        1996
                                       ----------  ----------
ASSETS
Cash and cash equivalents............  $    1,789  $   18,790
Investment in subsidiary.............     798,174     608,027
Intangible assets....................       3,848       2,055
Deferred tax asset...................      22,589      19,527
Other assets.........................          70       5,281
                                       ----------  ----------
TOTAL ASSETS.........................  $  826,470  $  653,680
                                       ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Notes payable........................  $  219,699  $  115,000
Other liabilities....................       8,292       7,637
                                       ----------  ----------
          Total liabilities..........     227,991     122,637
                                       ----------  ----------
STOCKHOLDERS' EQUITY
Common stock.........................         316         316
Paid-in capital......................     129,286     129,286
Retained earnings....................     462,551     403,674
Unrealized gains (losses) on
  subsidiary's securities available
  for sale, net of tax...............       6,326      (2,233)
                                       ----------  ----------
          Total stockholders'
           equity....................     598,479     531,043
                                       ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY.............................  $  826,470  $  653,680
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

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                 PARENT COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                       FOR THE YEAR ENDED SEPTEMBER 30,
                                       --------------------------------
                                         1997        1996       1995
                                       ---------  ----------  ---------
INCOME
Dividends from subsidiary............  $  17,993  $  109,011  $   6,409
Short-term interest-earning assets...     --              56         88
                                       ---------  ----------  ---------
          Total income...............     17,993     109,067      6,497
                                       ---------  ----------  ---------
EXPENSE
Interest expense -- notes payable....      9,731      10,353     10,407
Amortization of intangibles..........        426       1,000        976
Other................................      1,892         196        114
                                       ---------  ----------  ---------
          Total expense..............     12,049      11,549     11,497
                                       ---------  ----------  ---------
INCOME (LOSS) BEFORE UNDISTRIBUTED
  INCOME OF SUBSIDIARY AND INCOME
  TAXES..............................      5,944      97,518     (5,000)
Equity in undistributed income of
  subsidiary.........................     65,955         519     45,322
                                       ---------  ----------  ---------
INCOME BEFORE INCOME TAXES...........     71,899      98,037     40,322
Income tax benefit...................     (4,672)    (20,898)    (1,397)
                                       ---------  ----------  ---------
NET INCOME...........................  $  76,571  $  118,935  $  41,719
                                       =========  ==========  =========

     These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                 PARENT COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                       -----------------------------------
                                          1997         1996        1995
                                       -----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...........................  $    76,571  $  118,935  $   41,719
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Equity in undistributed income
       of subsidiary.................      (65,955)       (519)    (45,322)
     Deferred tax benefit............       (3,062)    (19,527)     --
     Amortization of intangibles.....          434       1,000         976
     Change in other assets..........        5,206      (4,486)      4,111
     Change in other liabilities.....       (5,246)      3,590         (73)
     Management Restricted Stock
       award.........................      --            3,709      --
                                       -----------  ----------  ----------
          Net cash provided by
            operating activities.....        7,948     102,702       1,411
                                       -----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in securities
       purchased under agreements to
       resell........................      --            2,121      (1,411)
     Capital contributions to
       subsidiary....................     (108,434)     --          --
                                       -----------  ----------  ----------
          Net cash (used) provided by
            investing activities.....     (108,434)      2,121      (1,411)
                                       -----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common
       stock.........................      --           13,966      --
     Repayment of Senior Notes.......     (114,500)     --          --
     Proceeds from issuance of
       Subordinated Notes............      219,691      --          --
     Payment of issuance costs of
       Subordinated Notes............       (4,012)     --          --
     Payment of common stock
       dividends.....................      (17,694)   (100,000)     --
                                       -----------  ----------  ----------
          Net cash provided (used) by
            financing activities.....       83,485     (86,034)     --
                                       -----------  ----------  ----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS...................      (17,001)     18,789      --
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR..................       18,790           1           1
                                       -----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR...............................  $     1,789  $   18,790  $        1
                                       ===========  ==========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash paid for interest.............        9,436      10,409      10,407
NONCASH INVESTING ACTIVITIES
  Net transfer of investment in Bank
     and Senior Notes to Holdings
     (Note 1)........................      525,751      --          --
  Capital contributed to Holdings....      121,186      --          --

     These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto.