Form 10-Q
period 1997-12-31
BANK UNITED CORP
filed 1998-02-13
CIK 906420

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended December 31, 1997.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____________ to ______________

                            Commission File Number:

                                  0000906420

                              BANK UNITED CORP.
            (Exact name of registrant as specified in its charter)

                  DELAWARE                                  13-3528556
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

      3200 SOUTHWEST FREEWAY, SUITE 1600
               HOUSTON, TEXAS                                 77027
      (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area co    (713) 543-6500

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

      Number of shares outstanding of the registrant's $0.01 par value common stock as of February 11, 1998 were as follows:

                 TITLE OF EACH CLASS                  NUMBER OF SHARES
                    Class A                                 28,354,276
                    Class B                                  3,241,320

                              BANK UNITED CORP.

                                    INDEX

                                                                          PAGE

PART I.   FINANCIAL INFORMATION

   Item 1. Condensed Financial Statements....................................1

           Consolidated Statements of Financial Condition -
           December 31, 1997 and September 30, 1997..........................1

           Consolidated Statements of Operations -
           For the Three Months Ended December 31, 1997 and 1996.............2

           Consolidated Statements of Stockholders' Equity -
           For the Three Months Ended December 31, 1997 and 1996.............3

           Consolidated Statements of Cash Flows -
           For the Three Months Ended December 31, 1997 and 1996.............4

           Notes to Consolidated Financial Statements........................5

           Independent Accountants' Report...................................7

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................8

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings............................................... 14

   Item 2. Changes in Securities and Use of Proceeds........................15

   Item 3. Defaults Upon Senior Securities..................................15

   Item 4. Submission of Matters to a Vote of Security Holders..............15

   Item 5. Other Information................................................15

   Item 6. Exhibits and Reports on Form 8-K.................................15

   Signatures     ..........................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED FINANCIAL STATEMENTS

                                BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 (IN THOUSANDS)

                                                                                                    DECEMBER 31,       SEPTEMBER 30,
                                                                                                         1997               1997
                                                                                                    ------------       -------------
                                                                                                     (UNAUDITED)
ASSETS
Cash and cash equivalents ..................................................................         $   164,161         $   121,000
Securities purchased under agreements to resell and federal funds sold .....................             219,639             349,209
Securities .................................................................................             138,076              77,809
Mortgage-backed securities
     Held to maturity, at amortized cost (fair value of $513.8 million in
       1998 and $528.9 million in 1997) ....................................................             522,665             543,361
     Available for sale, at fair value .....................................................             887,596           1,026,344
Loans
     Held for investment (net of the allowance for credit losses of
       $35.2 million in 1998 and $39.2 million in 1997) ....................................           8,335,581           8,221,626
     Held for sale .........................................................................           1,334,994             773,603
Federal Home Loan Bank stock ...............................................................             230,913             205,011
Premises and equipment .....................................................................              46,735              46,921
Mortgage servicing rights ..................................................................             276,989             272,214
Real estate owned (net of the allowance for losses of $1.0 million  in
     1998 and $1.2 million in 1997) ........................................................              16,071              19,833
Deferred tax asset .........................................................................             113,142             120,936
Other assets ...............................................................................             236,897             189,205
                                                                                                     -----------         -----------
TOTAL ASSETS ...............................................................................         $12,523,459         $11,967,072
                                                                                                     ===========         ===========
LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits ...................................................................................         $ 5,289,625         $ 5,247,668
Federal Home Loan Bank advances ............................................................           4,504,254           3,992,344
Securities sold under agreements to repurchase and federal
    funds purchased ........................................................................           1,210,137           1,308,600
Notes payable ..............................................................................             220,204             220,199
Advances from  borrowers for taxes and insurance ...........................................             151,734             173,294
Other liabilities ..........................................................................             349,489             240,988
                                                                                                     -----------         -----------
          Total liabilities ................................................................          11,725,443          11,183,093
                                                                                                     -----------         -----------
MINORITY INTEREST
Preferred stock issued by consolidated subsidiary ..........................................             185,500             185,500
                                                                                                     -----------         -----------
STOCKHOLDERS' EQUITY
Common stock ...............................................................................                 316                 316
Paid-in capital ............................................................................             129,286             129,286
Retained earnings ..........................................................................             477,926             462,551
Accumulated other comprehensive income - unrealized gains (losses) on
    securities available for sale, net of tax ..............................................               4,988               6,326
                                                                                                     -----------         -----------
          Total stockholders' equity .......................................................             612,516             598,479
                                                                                                     -----------         -----------
TOTAL LIABILITIES, MINORITY INTEREST, AND
   STOCKHOLDERS' EQUITY ....................................................................         $12,523,459         $11,967,072
                                                                                                     ===========         ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                BANK UNITED CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                             FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                                                                    1997                1996
                                                                                                 ---------             --------
                                                                                                           (UNAUDITED)
INTEREST INCOME
Short-term interest-earning assets .......................................................       $   5,556             $  9,343
Securities ...............................................................................           2,139                  980
Mortgage-backed securities ...............................................................          24,385               26,816
Loans ....................................................................................         184,128              159,264
Federal Home Loan Bank stock .............................................................           3,157                2,700
                                                                                                 ---------             --------
          Total interest income ..........................................................         219,365              199,103
                                                                                                 ---------             --------
INTEREST EXPENSE
Deposits .................................................................................          67,638               66,724
Federal Home Loan Bank advances ..........................................................          60,204               51,924
Securities sold under agreements to repurchase and
       federal funds purchased ...........................................................          18,606               12,359
Notes payable ............................................................................           4,896                2,311
                                                                                                 ---------             --------
          Total interest expense .........................................................         151,344              133,318
                                                                                                 ---------             --------
          Net interest income ............................................................          68,021               65,785
PROVISION FOR CREDIT LOSSES ..............................................................           3,439                6,914
                                                                                                 ---------             --------
         Net interest income after provision for credit losses ...........................          64,582               58,871
                                                                                                 ---------             --------
NON-INTEREST INCOME
Net gains (losses)
     Sales of single family servicing rights and single family
       warehouse loans ...................................................................            (174)              10,489
     Securities and mortgage-backed securities ...........................................             915                  641
     Other loans .........................................................................            --                    940
Loan servicing, net of related amortization ..............................................           9,338                8,175
Other ....................................................................................           6,520                4,912
                                                                                                 ---------             --------
          Total non-interest income ......................................................          16,599               25,157
                                                                                                 ---------             --------
NON-INTEREST EXPENSE
Compensation and benefits ................................................................          18,710               19,975
Occupancy ................................................................................           3,678                4,255
Data processing ..........................................................................           3,823                3,801
Advertising and marketing ................................................................           2,874                2,255
Amortization of intangibles ..............................................................             885                1,315
SAIF deposit insurance premiums ..........................................................             851                2,957
Furniture and equipment ..................................................................             892                1,219
Other ....................................................................................           9,477               12,792
                                                                                                 ---------             --------
         Total non-interest expense ......................................................          41,190               48,569
                                                                                                 ---------             --------
          Income before income taxes and minority interest ...............................          39,991               35,459
INCOME TAX EXPENSE .......................................................................          14,998               13,633
                                                                                                 ---------             --------
          Income before minority interest ................................................          24,993               21,826
MINORITY INTEREST
Subsidiary preferred stock dividends .....................................................           4,563                4,563
                                                                                                 ---------             --------
               NET INCOME ................................................................       $  20,430             $ 17,263
                                                                                                 =========             ========
EARNINGS PER COMMON SHARE
   Basic .................................................................................       $    0.65             $   0.55
   Diluted ...............................................................................            0.63                 0.54

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                                                                                           ACCUMULATED
                                                                                                             OTHER
                                                           COMMON STOCK                                   COMPREHENSIVE
                                                ------------------------------------                         INCOME -
                                                  CLASS A              CLASS B                              UNREALIZED     TOTAL
                                                -----------------  -----------------  PAID-IN   RETAINED      GAINS    STOCKHOLDERS'
                                                  SHARES   AMOUNT  SHARES     AMOUNT  CAPITAL   EARNINGS     (LOSSES)      EQUITY
                                                ----------  ----  ----------   ----   --------  ---------     -------     ---------
BALANCE AT
     SEPTEMBER 30, 1996 ......................  27,735,934  $277   3,859,662   $ 39   $129,286  $ 403,674     $(2,233)    $ 531,043
         Net income ..........................        --     --         --      --        --       17,263        --          17,263
         Change in unrealized gains (losses) .        --     --         --      --        --         --         1,265         1,265
                                                                                                ---------     -------     ---------
            Total comprehensive income .......        --     --         --      --        --       17,263       1,265        18,528
                                                                                                ---------     -------     ---------
         Dividends declared:  common
             stock  ($0.14 per share) ........        --     --         --      --        --       (4,423)       --          (4,423)
         Conversion of common stock ..........     618,342     7    (618,342)    (7)      --         --          --            --
                                                ----------  ----  ----------   ----   --------  ---------     -------     ---------
BALANCE AT
     DECEMBER 31, 1996 .......................  28,354,276  $284   3,241,320   $ 32   $129,286  $ 416,514     $  (968)    $ 545,148
                                                ==========  ====  ==========   ====   ========  =========     =======     =========

BALANCE AT
     SEPTEMBER 30, 1997 ......................  28,354,276  $284   3,241,320   $ 32   $129,286  $ 462,551     $ 6,326     $ 598,479
         Net income ..........................        --     --         --      --        --       20,430        --          20,430
         Change in unrealized gains (losses) .        --     --         --      --        --         --        (1,338)       (1,338)
                                                                                                ---------     -------     ---------
            Total comprehensive income .......        --     --         --      --        --       20,430      (1,338)       19,092
                                                                                                ---------     -------     ---------
         Dividends declared:  common
             stock  ($0.16 per share) ........        --     --         --      --        --       (5,055)       --          (5,055)
                                                ----------  ----  ----------   ----   --------  ---------     -------     ---------
BALANCE AT
     DECEMBER 31, 1997 .......................  28,354,276  $284   3,241,320   $ 32   $129,286  $ 477,926     $ 4.988     $ 612,516
                                                ==========  ====  ==========   ====   ========  =========     =======     =========

          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                                                                       1997          1996
                                                                                                   ------------   -----------
                                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash (used) provided by operating activities ............................................. $  (503,485)  $  (126,540)
                                                                                                    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase price of acquisitions ...............................................................      (2,825)         --
     Net change in securities purchased under agreements to resell and
          federal funds sold ......................................................................     129,570        92,013
     Fundings of loans held for investment ........................................................    (712,866)     (510,594)
     Proceeds from principal repayments and maturities of
          Loans held for investment ...............................................................     836,591       600,832
          Securities available for sale ...........................................................      63,562          --
          Mortgage-backed securities held to maturity .............................................      20,439        19,258
          Mortgage-backed securities available for sale ...........................................     138,015        47,374
     Proceeds from the sale of
          Securities available for sale ...........................................................     134,587        45,336
          Mortgage servicing rights ...............................................................        --           7,461
          Real estate owned acquired through foreclosure ..........................................      12,307        13,466
     Purchases of
          Loans held for investment ...............................................................    (139,071)     (456,118)
          Securities available for sale ...........................................................    (141,093)         --
          Mortgage-backed securities available for sale ...........................................      (2,178)         --
          Mortgage servicing rights ...............................................................     (15,533)       24,500
          Federal Home Loan Bank stock ............................................................     (22,745)      (15,898)
   Other changes in loans held for investment .....................................................    (175,005)      (91,983)
   Other changes in mortgage servicing rights .....................................................        (454)       (8,756)
   Net purchases of premises and equipment ........................................................      (5,444)       (2,265)
                                                                                                    -----------   -----------
          Net cash (used) provided by investing activities ........................................     117,857      (235,374)
                                                                                                    -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits .......................................................................     (19,618)     (148,659)
     Proceeds from deposits purchased .............................................................      61,575          --
     Proceeds from Federal Home Loan Bank advances ................................................   1,045,745     1,386,202
     Repayment of Federal Home Loan Bank advances .................................................    (533,835)   (1,016,127)
     Net change in securities sold under agreements to repurchase .................................     (98,463)      205,800
     Change in advances from borrowers for taxes and insurance and
           federal funds purchased ................................................................     (21,560)      (47,586)
     Payment of dividends .........................................................................      (5,055)       (4,423)
                                                                                                    -----------   -----------
          Net cash provided (used) by financing activities ........................................     428,789       375,207
                                                                                                    -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS .........................................................      43,161        13,293
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..................................................     121,000       119,523
                                                                                                    -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................................................ $   164,161   $   132,816
                                                                                                    ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest ....................................................................... $   149,922   $   131,622
     Cash (received) paid for income taxes ........................................................        (192)          185
NONCASH INVESTING ACTIVITIES
     Real estate owned acquired through foreclosure ...............................................       9,901        20,776
     Sales of real estate owned financed by the Bank ..............................................         553         3,764
     Securitization of loans ......................................................................     116,934        49,157
     Net transfer of loans from held from investment ..............................................      64,739           (46)
     Change in unrealized gains (losses) on securities available for sale .........................      (1,338)        1,265

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPLES OF CONSOLIDATION

    The accompanying unaudited Consolidated Financial Statements include the accounts of Bank United Corp. (the "Parent Company"), Bank United, a federal savings bank (the "Bank"), and subsidiaries of both the Parent Company and the Bank (collectively known as the Company). All significant intercompany accounts have been eliminated in consolidation. A majority of the Company's assets and substantially all of the Company's operations are derived from the Bank.

2. BASIS OF PRESENTATION

   The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements have been included. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period. The interim financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

   Certain amounts within the accompanying Consolidated Financial Statements and the related Notes have been reclassified for comparative purposes to conform to the current presentation. Such reclassifications had no effect on previously presented net income or retained earnings.

3. EARNINGS PER COMMON SHARE

   Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share ("EPS"). It requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the basic EPS computation to the diluted EPS computation. All prior period EPS data were restated to comply with SFAS No. 128, but are not materially different. The table below presents the computation of EPS pursuant to SFAS No. 128 (in thousands, except per share data).

                                                            FOR THE THREE MONTHS
                                                              ENDED DECEMBER 31,

                                                                1997      1996
                                                              -------    -------
INCOME
Net income applicable to common shares ...................    $20,430    $17,263

SHARES
Average common shares outstanding ........................     31,596     31,596
Potential dilutive common shares from options ............        729        224
                                                              -------    -------
Average common shares and equivalents outstanding ........     32,325     31,820
                                                              =======    =======

BASIC ....................................................    $  0.65    $  0.55

DILUTED ..................................................       0.63       0.54

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. EMPLOYEE BENEFITS

   SUMMARY OF STOCK-BASED COMPENSATION

   The Company has granted stock options to certain employees and its Board of Directors under incentive and compensation plans. See the Company's 1997 Annual Report on Form 10-K for additional disclosures regarding these options.

                                                    FOR THE THREE MONTHS ENDED
                                                           DECEMBER 31,
                               -------------------------------------------------------------------------
                                              1997                             1996
                               -------------------------------     -------------------------------------
                                  NUMBER OF   WEIGHTED-AVERAGE     NUMBER OF       WEIGHTED-AVERAGE
                                  OPTIONS     EXERCISE   PRICE      OPTIONS         EXERCISE PRICE
Outstanding at end of period ... 1,658,220        $24.50            1,312,020           $20.91

Exercisable at end of period ... 15,000           26.54                --                 --

Vested at end of period......... 427,319          20.43                --                 --

     PERFORMANCE UNITS

     Effective October 1, 1997, the Company's Board of Directors granted performance units to executive officers and other key officers and employees under its 1996 Stock Incentive Plan. These units, which equate to shares of the Company's common stock on a one-for-one basis, will be earned based on the achievement of certain corporate performance goals over a performance period beginning October 1, 1997 and ending September 30, 2000. The maximum award is 195,000 units in the aggregate. Upon completion of the performance period, the Company's Compensation Committee will determine the number of performance units that have been earned based on the Company's performance. Cash will be distributed to the participants equal to the number of performance units earned multiplied by the fair market value of the Company's common stock as of September 30, 2000. Compensation expense totalling $200,000 was recorded for the quarter ended December 31, 1997 relating to these units.

5.   COMPREHENSIVE INCOME

     The Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: the statement of operations, the statement of stockholders' equity, or a separate statement of comprehensive income. The Company is disclosing this information on its statement of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). This statement did not change the current accounting treatment for components of comprehensive income (i.e. changes in unrealized gains or losses on securities and mortgage-backed securities ("MBS") available for sale).

6.   RECENT ACCOUNTING STANDARDS

     Under SFAS No. 127, "Deferral of Certain Provisions of FASB Statement No. 125", certain provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" were not effective until January 1, 1998. The deferred provisions related to secured borrowings and collateral for all transactions and transfers of financial assets for securities purchased under agreements to resell ("repurchase agreements"), dollar rolls, securities lending, and similar transactions. Implementation of the deferred portion of SFAS No. 125 should have no material effect on the Company's Consolidated Financial Statements.

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to stockholders, for years after implementation. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. This statement is effective for fiscal years beginning after December 15, 1997. The Company anticipates implementing SFAS No. 131 for its fiscal 1998 Annual Report on Form 10-K. Implementation of SFAS No. 131 should have no material effect on the Company's Consolidated Financial Statements.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Bank United Corp.:

We have reviewed the accompanying condensed consolidated statement of financial condition of Bank United Corp. and its subsidiaries (collectively known as the "Company") as of December 31, 1997, and the related condensed consolidated statements of operations, stockholders' equity, and cash flows for the three-month periods ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Bank United Corp. and its subsidiaries as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 24, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of September 30, 1997 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

Deloitte & Touche LLP
Houston, Texas
January 27, 1998

                               BANK UNITED CORP.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

GENERAL

   Net income was $20.4 million or basic EPS of $0.65 for the three months ended December 31, 1997, and $17.3 million or basic EPS of $0.55 for the three months ended December 31, 1996, reflecting an 18% increase. Diluted earnings per share were $0.63 and $0.54 for those same periods. Operating earnings were $39.1 million and $33.9 million for the three months ended December 31, 1997 and 1996, respectively. Operating earnings includes income before taxes and minority interest and excludes gains (losses) on securities, MBS, and other loans. The increase in earnings primarily reflects an increase in net interest income, lower provisions for credit losses, and lower non-interest expenses, partially offset by lower gains on sales of single family warehouse loans.

NET INTEREST INCOME

   Net interest income was $68.0 million for the three months ended December 31, 1997, compared to $65.8 million for the three months ended December 31, 1996, reflecting a $2.2 million increase. This increase was attributable to a $1.1 billion, or 11%, increase in average interest-earning assets, as well as a change in the composition of the assets and deposits, partially offset by a 16 basis point decrease in the net yield on interest-earning assets ("net yield").

                                                 AVERAGE BALANCE SHEET, INTEREST INCOME/EXPENSE, AND AVERAGE YIELD/RATE

                                                                                FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                           -------------------------------------------------------------------------
                                                                            1997                                   1996
                                                           -----------------------------------      --------------------------------
                                                            AVERAGE                    YIELD/        AVERAGE                 YIELD/
                                                            BALANCE       INTEREST     RATE(1)       BALANCE     INTEREST   RATE (1)
                                                           ---------      --------     -------      ---------    --------   --------
                                                                                       (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
     Short-term interest-earning assets ...............   $   297,943   $     5,556      7.30%       $634,129    $  9,343      5.77%
     Securities .......................................       119,137         2,139      7.12          76,720         980      5.07
     Mortgage-backed securities .......................     1,454,163        24,385      6.71       1,612,074      26,816      6.65
     Loans ............................................     9,265,652       184,128      7.95       7,724,234     159,264      8.24
     FHLB stock .......................................       209,062         3,157      5.99         183,361       2,700      5.84
                                                          -----------   -----------      ----      ------------    --------   -----
              Total interest-earning assets ...........    11,345,957       219,365      7.73      10,230,518     199,103      7.77
Non-interest-earning assets ...........................       707,741                                 543,404
                                                          -----------   -----------      ----      ------------    --------   -----
              TOTAL ASSETS ............................   $12,053,698                              $10,773,922
                                                          ===========                              ============
INTEREST-BEARING LIABILITIES
     Deposits .........................................   $ 5,246,880        67,638      5.11     $ 5,110,113      66,724      5.18
     FHLB advances ....................................     4,099,667        60,204      5.75       3,599,127      51,924      5.65
     Securities sold under agreements to repurchase
      and federal funds purchased .....................     1,256,110        18,606      5.80         872,321      12,359      5.54
     Notes payable ....................................       220,201         4,896      8.89         115,000       2,311      8.05
                                                          -----------   -----------      ----       -----------   --------     ----
              Total interest-bearing liabilities ......    10,822,858       151,344      5.51       9,696,561     133,318      5.42
Non-interest-bearing liabilities, minority interest,
      and stockholders' equity ........................     1,230,840                               1,077,361
                                                          -----------   -----------      ----       -----------    --------   ----
              TOTAL LIABILITIES, MINORITY INTEREST,
           AND STOCKHOLDERS' EQUITY ...................   $12,053,698                               $10,773,922
                                                          ===========                               ===========
Net interest income/interest rate spread ..............                     $68,021      2.22%                   $65,785     2.35%
                                                                            =======      ====                    =======     =====
Net yield on interest-earning assets ..................                                  2.47%                               2.63%
                                                                                         ====                                =====
Ratio of average interest-earning assets to
     average interest-bearing liabilities .............          1.05                                      1.06
                                                                 ====                                      ====
(1)       Annualized.
                                                                               8

                                BANK UNITED CORP.

    The increase in average interest-earning assets primarily reflects growth in the commercial loan portfolio through both purchases and originations.

    Excluding the effect of $4.1 million of discounts on single family loans recognized during the year ago quarter, the net yield remained relatively unchanged at 2.47% for the three months ended December 31, 1997 compared to an adjusted net yield of 2.48% for the three months ended December 31, 1996. The yield on interest-earning assets increased 11 basis points, which was offset by an increase in the cost of funds of 9 basis points. These changes reflect increases in short-term market interest rates as well as a shift in assets to higher yielding commercial loans from lower yielding single family loans. The decline in deposit rates reflects higher rate brokered deposits and certificates of deposits being replaced with lower cost transaction accounts.

PROVISION FOR CREDIT LOSSES

    The provision for credit losses declined $3.5 million from the year ago quarter, primarily due to lower single family provisions resulting from a decline in the single family held for investment portfolio, a decline in the level of single family delinquencies, and a reduction in related charge-offs. The reduction in delinquencies can be attributed to the sale in April 1997 of $31.3 million of nonperforming single family mortgage loans with related charge-offs of $5.0 million. The single family loans held for investment portfolio decreased $739.7 million from December 31, 1996 compared to December 31, 1997, while the single family held for sale portfolio, which is carried at lower of cost or market, increased $1.0 billion.

    The consumer loan provision increased from the year ago quarter due to provisions recorded on the consumer line of credit portfolio during the current quarter. The balance of this portfolio of $37.6 million was sold in January 1998. Charge-offs of $4.9 million related to this sale were recorded during the current quarter.

                           ALLOWANCE FOR CREDIT LOSSES

                                       SINGLE
                                       FAMILY   COMMERCIAL  CONSUMER     TOTAL
                                      --------    -------   -------    --------
                                                       (IN THOUSANDS)
Balance at September 30, 1996 .....   $ 28,672    $ 5,769   $ 5,219    $ 39,660
  Provision .......................      4,718      1,200       996       6,914
  Net charge-offs .................     (1,868)      --      (1,174)     (3,042)
                                      --------    -------   -------    --------
Balance at December 31, 1996 ......   $ 31,522    $ 6,969   $ 5,041    $ 43,532
                                      ========    =======   =======    ========
Balance at September 30, 1997 .....   $ 24,538    $ 8,766   $ 5,870    $ 39,174
  Provision .......................       (116)     1,357     2,198       3,439
  Net charge-offs .................     (1,101)      --      (6,303)     (7,404)
                                      --------    -------   -------    --------
Balance at December 31, 1997 ......   $ 23,321    $10,123   $ 1,765    $ 35,209
                                      ========    =======   =======    ========

                                BANK UNITED CORP.

                              NONPERFORMING ASSETS

                                           DECEMBER 31,  SEPTEMBER 30, DECEMBER 31,
                                             1997           1997           1996
                                          ------------- -------------  -----------
                                                         (IN THOUSANDS)
NONACCRUAL LOANS
  Single family ..............................  $ 59,639   $ 51,742   $  88,817
  Commercial .................................     6,980      1,995         205
  Consumer ...................................       691        974       1,362
                                                --------   --------   ---------
                                                  67,310     54,711      90,384
DISCOUNTS ....................................    (1,235)      (759)       (410)
                                                --------   --------   ---------
   Net nonaccrual loans ......................    66,075     53,952      89,974
REO, primarily single family properties ......    17,056     21,038      33,909
                                                --------   --------   ---------
     Total nonperforming assets ..............  $ 83,131   $ 74,990   $ 123,883
                                                ========   ========   =========

NONPERFORMING ASSETS

  The Company's nonperforming assets decreased from December 1996 due to the sale in April of 1997 of $31.3 million of nonperforming assets and a higher sales volume of real estate owned ("REO") properties. Nonperforming assets have increased from September 1997 levels due to residential construction and single family residential loan delinquencies.

                          SELECTED ASSET QUALITY RATIOS

                                                        AT OR FOR THE           AT OR FOR          AT OR FOR THE
                                                     THREE MONTHS ENDED       THE YEAR ENDED      THREE MONTHS ENDED
                                                      DECEMBER 31, 1997      SEPTEMBER 30, 1997  DECEMBER 31, 1996
                                                    --------------------     ------------------  -------------------
Allowance for credit losses to net nonaccrual loans
  Single family ........................................     39.40%              47.37%                35.59%
  Total ................................................     53.29               72.61                 48.38
Allowance for credit losses to total loans .............      0.36                0.43                  0.54
Nonperforming assets to total assets ...................      0.66                0.63                  1.12
Net nonaccrual loans to total loans ....................      0.68                0.60                  1.12
Nonperforming assets to total loans and REO ............      0.86                0.83                  1.54
Net loan charge-offs to average loans - annualized
  Single family ........................................      0.07                0.18(1)               0.12
  Total ................................................      0.32(2)             0.23(1)               0.16

(1)Excluding charge-offs totalling $5.0 million related to the nonperforming loan sale in April 1997, the single family charge-off ratio would have been 0.11% and the total charge-off ratio would have been 0.17%.

(2)Excluding charge-offs in December 1997 totalling $4.9 million related to the January 1998 sale of the consumer line of credit portfolio, the total charge-off ratio would have been 0.11%.

     At December 31, 1997 and September 30, 1997, the recorded investment in impaired loans pursuant to SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", totalled $3.6 million. The average outstanding balance for the three months ended December 31, 1997 and for fiscal 1997 was $3.6 million.

NON-INTEREST INCOME

  Non-interest income decreased $8.6 million, or 34%, during the three months ended December 31, 1997, as compared to the three months ended December 31, 1996. This decrease was largely the result of lower gains on sales of single family warehouse loans due to a decrease in volume sold resulting from the sale of the retail mortgage origination offices during the second quarter of fiscal 1997. The loss on sales of single family warehouse loans in the current quarter primarily reflected the more competitive market conditions during fiscal 1997 as compared to fiscal 1996. Loan servicing income, which primarily consists of loan servicing fee revenue, net of amortization of mortgage

                                BANK UNITED CORP.

servicing rights ("MSRs"), increased $1.2 million, or 14%, during the three months ended December 31, 1997, as compared to the year ago quarter. Gross servicing fee revenue increased $7.9 million and was partially offset by a $6.7 million increase in amortization of MSRs. These increases reflect a larger portfolio of single family loans serviced for others, which increased to $20.0 billion at December 31, 1997, as compared to $10.3 billion at December 31, 1996 due to purchases. During the three months ended December 31, 1997, $7.5 billion of servicing rights purchased during fiscal 1997 were transferred to the Company. Such servicing rights were previously subserviced for the Company.

NON-INTEREST EXPENSE

  Non-interest expense was $41.2 million for the three months ended December 31, 1997, down from $48.6 million for the three months ended December 31, 1996, or 1.36% and 1.79% of average total assets for those same periods. This decrease is principally the result of the following two items. First, the sale in the second quarter of fiscal 1997 of certain of the Company's retail and wholesale mortgage origination offices reduced the Company's non-interest expenses from the year ago quarter. Second, Savings Association Insurance Fund ("SAIF") premiums paid were lower by $2.1 million from the year ago quarter due to a reduction in the rate applied to deposits. Theses decreases were partially offset by increased expenses to support higher asset volumes and new initiatives, including geographic expansion, a higher servicing portfolio, and technological expenditures.

INCOME TAX EXPENSE

  The Company's income tax rate was reduced by approximately 1% effective October 1, 1997. This reduction was primarily caused by the fiscal 1997 sale of the Company's retail mortgage origination offices, which were located in various states. This sale had the effect of increasing the percentage of the Company's business in states with lower effective tax rates.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION FROM SEPTEMBER 30, 1997 TO
     DECEMBER 31, 1997

GENERAL

    Total assets increased during the three months ended December 31, 1997 by $556.4 million, or 4.6%, to $12.5 billion. This increase is primarily due to growth in the Company's commercial loan portfolio, funded primarily with principal repayments on single family loans and MBS and increased Federal Home Loan Bank ("FHLB") advances. The decrease in single family loans held for investment and MBS and the increase in commercial loans reflects the Company's continued strategy to shift from single family loans and MBS in favor of its higher margin commercial loan portfolio.

                     ORIGINATION, PURCHASE, AND SALE OF LOANS

                                                     FOR THE THREE MONTHS
                                                       ENDED DECEMBER 31,
                                                  ---------------------------
                                                       1997           1996
                                                  ------------    -----------
                                                         (IN THOUSANDS)

Beginning balance, September 30...............    $ 8,995,229     $ 7,519,488
   Fundings
       Single family .........................        846,941         649,752
       Commercial.............................        528,620         329,641
       Consumer...............................         36,565          23,768
   Purchases
       Single family..........................         30,281         352,552
       Commercial.............................        236,941         152,834
       Consumer...............................            172          41,626
   Net change in mortgage banker
     finance line of credit...................        172,919         103,210
   Repayments.................................       (914,236)       (603,754)
   Securitized loans sold or transferred......       (239,690)       (490,516)
   Sales......................................        (13,322)       (102,665)
   Other......................................         (9,845)        (18,926)
                                                  -----------     -----------
Ending balance, December 31...................    $ 9,670,575     $ 7,957,010
                                                  ===========     ===========

                                 LOAN PORTFOLIO

                                   DECEMBER 31,    SEPTEMBER 30,    DECEMBER 31,

                                       1997            1997             1996
                                   ---------------------------------------------
                                                    (IN THOUSANDS)

Single family ...............       $6,711,311       $6,492,589       $6,450,418
Commercial ..................        2,659,695        2,201,880        1,295,825
Consumer ....................          299,569          300,760          210,767
                                    ----------       ----------       ----------
                                    $9,670,575       $8,995,229       $7,957,010
                                    ==========       ==========       ==========
    Total loans increased $675.3 million, or 8%, during the three months ended December 31, 1997, reflecting a $218.7 million increase in single family loans and a $457.8 million increase in commercial loans.

    The increase in single family loans occurred in the held for sale portfolio, which increased $544.6 million, to $1.2 billion at December 31, 1997. Despite the sale of a portion of the Company's mortgage production business during fiscal 1997, single family loan originations increased to $846.9 million during the current quarter, compared to $649.8 million in the prior year quarter, reflecting an increase in refinance activity due to lower market interest rates. Refinancings approximated $571.7 million and $168.4 million, or 67% and 26%, of total loan originations during these periods. Originations during the current quarter reflect loans that may be sold or securitized in the future.

    Single family loans held for investment decreased $325.9 million during the three months ended December 31, 1997 due to principal repayments. This decrease reflects the Company's reduced reliance on these loans as it continues to build its commercial loan portfolio. See "Discussion of Results of Operations for the Three Months Ended December 31, 1997 and 1996 - Net Interest Income."

    The commercial loan portfolio increased to $2.7 billion at December 31, 1997 due to purchases and originations. During the three months ended December 31, 1997, the Company purchased commercial real estate loans with principal amounts totalling $133.1 million. These loans are secured by apartment buildings, office buildings, and retail centers. The mortgage banker finance line of credit portfolio increased due to the decline in market interest rates during the current quarter.

    During the three months ended December 31, 1997, the Company purchased $109.6 million of Small Business Administration ("SBA") loans. Securities created from SBA loans totalled $116.9 million, of which $108.7 million were sold during the current quarter.

    Deposits increased $42.0 million during the three months ended December 31, 1997. Although the volume of deposits remained relatively unchanged, their composition changed. Higher rate brokered deposits and certificates of deposits were replaced with lower cost transaction accounts. During the three months ended December 31, 1997, the Company purchased three branches with deposits totalling $66 million. Additionally, during the quarter ended December 31, 1997, the Company signed an agreement to purchase 18 branches with deposits totalling $1.45 billion. This transaction was completed in January 1998. The Company plans to consolidate 12 of the 21 branches purchased with existing branches. FHLB advances increased $511.9 million during the three months ended December 31, 1997, to $4.5 billion, primarily to fund loan purchases and originations.

    Increases in other assets and other liabilities are primarily due to growth in the Company's servicing portfolio.

LIQUIDITY

    The Bank is required by the Office of Thrift Supervision ("OTS") to maintain a certain level of liquidity. The Bank's average daily liquidity ratio for the quarter ended December 31, 1997 was 5.47%, compared to the requirement of 4.0%.

                                BANK UNITED CORP.

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

    The Company's ability to pay dividends on its common stock and to meet its other cash obligations is dependent upon the receipt of dividends from the Bank. The declaration of dividends by the Bank on all classes of its capital stock is subject to the discretion of the Board of Directors of the Bank, the terms of the Bank Preferred Stock, and applicable regulatory requirements. At December 31, 1997, the Bank had $209.6 million of available capacity for the payment of dividends under OTS regulations.

REGULATORY MATTERS

    The Bank's capital levels at December 31, 1997 and September 30, 1997 qualified it as "well-capitalized", the highest of five tiers under applicable regulatory definitions. The Bank's capital ratios at December 31, 1997 and September 30, 1997, and the regulatory capital requirements were as follows:

                             DECEMBER 31, 1997   SEPTEMBER 30, 1997  REQUIREMENT
                             -----------------   ------------------  -----------
    Tangible capital..........       7.37%             7.72%            1.50%
    Core capital..............       7.41              7.77             3.00
    Tier 1 capital............      11.54             12.65             6.00
    Total risk-based capital..      11.98             13.18             8.00

 FORWARD-LOOKING INFORMATION

    Statements and financial discussion and analysis by management contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, changes in interest rates and economic conditions; the shift in the Company's emphasis from residential mortgage lending to community and commercial banking activities; increased competition for deposits and loans; changes in the availability of funds; changes in local economic and business conditions; changes in availability of residential mortgage loans originated by other financial institutions or the Company's ability to purchase such loans on favorable terms; the Company's ability to make acquisitions of other depository institutions, their assets or their liabilities and the Company's successful integration of any such acquisitions; transactions in the Company's common stock that might result in an ownership change triggering an annual limitation on the use of the Company's net operating loss carryforwards under Section 382 of the Internal Revenue Code of 1986, as amended; changes in the ability of the Bank to pay dividends on its common stock; changes in applicable statutes and government regulations or their interpretation; the loss of senior management or operating personnel; claims with respect to representations and warranties made by the Company to purchasers and insurers of mortgage loans and to purchasers of MSRs; claims of noncompliance by the Company with statutory and regulatory requirements; and changes in the status of litigation to which the Company is a party. See "Risk Factors" in the Company's registration statement filed with respect to an offering of its common stock (Registration No. 333-19237).

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

    In December 1988, the United States, through its agencies, entered into certain agreements with the Plaintiffs that resulted in contractual obligations owed to Plaintiffs. Plaintiffs contend that the obligations were undertaken to induce, and did induce, the Company's acquisition of substantially all of the assets and the secured deposit, and certain tax liabilities of United Savings Association of Texas ("Old USAT"), an insolvent savings and loan association, thereby relieving the Federal Savings and Loan Insurance Corporation ("FSLIC"), an agency of the United States government, of the immense costs and burdens of taking over and managing or liquidating the institution.

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

    In December 1996, Chief Judge Smith decided the motion IN LIMINE on damage theories of Glendale Federal, one of four WINSTAR plaintiffs, and allowed Glendale Federal to assert several other alternative damage theories against the Government. While the Company expects Plaintiffs' claims for damages to exceed $200 million, and that they could range as high as $1 billion or more, the Company is unable to predict the outcome of Plaintiffs'

                                BANK UNITED CORP.

suit against the United States and the amount of judgment for damages, if any, that may be awarded. Plaintiffs expect that the government may argue that no breach by the government has occurred and that damages to the plaintiffs, in any event, would approach zero. The Company, on November 27, 1996, moved for partial summary judgment on liability, and the Government has opposed the motion. The Company is pursuing an early trial on damages. Uncertainties remain concerning the administration of the Omnibus Case Management Order and the future course of the Company's lawsuit pursuant to the Omnibus Case Management Order. Accordingly, the Company cannot predict the timing of any resolution of its claims. The damage trial in the first case has lasted longer than was originally estimated, and the Company now expects the trial of its case to commence during the first quarter of fiscal 1999. The Company is unable to predict the outcome of its suit against the United States and the amount of judgment for damages, if any, that may be awarded. Consequently, no assurances can be given as to the results of this suit.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
    Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
    Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    Not applicable.

ITEM 5.   OTHER INFORMATION
    Not applicable.

ITEM 6A.  EXHIBITS

EXHIBIT NO.                           IDENTIFICATION OF EXHIBIT

  *15.1 - Letter in Lieu of Consent of Deloitte & Touche LLP, independent accountants

  *27      - Financial Data Schedule

    * Filed herewith.

ITEM 6B.  REPORTS ON FORM 8-K

   The Company did not file a report on Form 8-K during the three months ended December 31, 1997.

                                BANK UNITED CORP.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     BANK UNITED CORP.

                                                              (Registrant)

Date              FEBRUARY 12, 1998               /S/ BARRY C. BURKHOLDER
      ---------------------------------------   -------------------------
                                                Barry C. Burkholder
                                                President
                                                Chief Executive Officer
                                                (Duly Authorized Officer)

 Date             FEBRUARY 12, 1998               /S/ ANTHONY J. NOCELLA
       --------------------------------------   ------------------------
                                                Anthony J. Nocella
                                                Vice Chairman
                                                Chief Financial Officer