Form 10-Q
period 1998-03-31
BANK UNITED CORP
filed 1998-05-15
CIK 906420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarter ended March 31, 1998.

                                       OR

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

        Number of shares outstanding of the registrant's $0.01 par value common stock as of May 13, 1998 were as follows:

               TITLE OF EACH CLASS                         NUMBER OF SHARES
               -------------------                         ----------------
                   Class A                                    28,354,276
                   Class B                                     3,241,320

                                BANK UNITED CORP.
                                      INDEX

                                                                           PAGE

PART I.   FINANCIAL INFORMATION

    Item 1.  Condensed Financial Statements...................................1

             Consolidated Statements of Financial Condition -
             March 31, 1998 and September 30, 1997............................1

             Consolidated Statements of Operations -
             For the Three and Six Months Ended March 31, 1998 and 1997.......2

             Consolidated Statements of Stockholders' Equity -
             For the Six Months Ended March 31, 1998 and 1997.................3

             Consolidated Statements of Cash Flows -
             For the Six Months Ended March 31, 1998 and 1997.................4

             Notes to Consolidated Financial Statements.......................5

             Independent Accountants' Report..................................7

    Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................... 8

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk..... 16

PART II.   OTHER INFORMATION

    Item 1.  Legal Proceedings...............................................17

    Item 2.  Changes in Securities and Use of Proceeds.......................18

    Item 3.  Defaults Upon Senior Securities.................................18

    Item 4.  Submission of Matters to a Vote of Security Holders.............18

    Item 5.  Other Information...............................................18

    Item 6.  Exhibits and Reports on Form 8-K................................19

    Signatures...............................................................20

                                PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED FINANCIAL STATEMENTS

                                BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                        MARCH 31,   SEPTEMBER 30,
                                                                          1998          1997
                                                                    --------------- -------------
                                                                       (UNAUDITED)
ASSETS
Cash and cash equivalents .........................................   $  197,207  $   121,000
Securities purchased under agreements to resell and federal
funds sold ........................................................      609,503      349,209
Securities ........................................................       61,753       77,809
Mortgage-backed securities
     Held to maturity, at amortized cost (fair value of $496.5
       million in 1998 and $528.9 million in 1997) ................      501,898      543,361
     Available for sale, at fair value ............................      817,806    1,026,344
Loans
     Held for investment (net of allowances for credit losses of
       $44.4 million in 1998 and $39.2 million in 1997) ...........    7,755,326    8,221,626
     Held for sale ................................................    2,211,739      773,603
Federal Home Loan Bank stock ......................................      217,845      205,011
Premises and equipment ............................................       50,788       46,921
Mortgage servicing rights .........................................      275,672      272,214
Real estate owned (net of allowances for losses of $0.9
     million in 1998 and $1.2 million in 1997) ....................       19,645       19,833
Deferred tax asset ................................................      129,939      120,936
Other assets ......................................................      260,376      189,205
                                                                     -----------  -----------
TOTAL ASSETS ......................................................  $13,109,497  $11,967,072
                                                                     ===========  ===========



LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits ..........................................................  $ 6,506,367  $ 5,247,668
Federal Home Loan Bank advances ...................................    4,228,294    3,992,344
Securities sold under agreements to repurchase and federal
    funds purchased ...............................................      668,430    1,308,600
Notes payable .....................................................      220,209      220,199
Advances from  borrowers for taxes and insurance ..................      175,747      173,294
Other liabilities .................................................      471,929      240,988
                                                                     -----------  -----------
          Total liabilities .......................................   12,270,976   11,183,093
                                                                     -----------  -----------

MINORITY INTEREST

Preferred stock issued by consolidated subsidiary .................      185,500      185,500
                                                                     -----------  -----------
STOCKHOLDERS' EQUITY
Common stock ......................................................          316          316
Paid-in capital ...................................................      129,286      129,286
Retained earnings .................................................      519,172      462,551
Accumulated other comprehensive income - unrealized gains
   (losses) on securities available for sale, net of tax ..........        4,247        6,326
                                                                     -----------  -----------
          Total stockholders' equity ..............................      653,021      598,479
                                                                     -----------  -----------
TOTAL LIABILITIES, MINORITY INTEREST, AND
   STOCKHOLDERS' EQUITY ...........................................  $13,109,497  $11,967,072
                                                                     ===========  ===========

                 See accompanying Notes to Consolidated Financial Statements

                                BANK UNITED CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                                             ENDED MARCH 31,                      ENDED MARCH 31,
                                                                  ----------------------------------   -----------------------------
                                                                           1998              1997             1998             1997
                                                                  ---------------    ---------------   ---------------   -----------
                                                                                                (UNAUDITED)
INTEREST INCOME
Short-term interest-earning assets ...........................        $   6,293         $   8,194         $  11,849         $ 17,537
Securities ...................................................            2,140             1,251             4,279            2,231
Mortgage-backed securities ...................................           22,595            26,520            46,980           53,336
Loans ........................................................          189,007           159,136           373,135          318,400
Federal Home Loan Bank stock .................................            3,181             2,827             6,338            5,527
                                                                      ---------         ---------         ---------         --------
          Total interest income ..............................          223,216           197,928           442,581          397,031
                                                                      ---------         ---------         ---------         --------
INTEREST EXPENSE
Deposits .....................................................           74,367            62,650           142,005          129,374
Federal Home Loan Bank advances ..............................           58,553            53,378           118,757          105,302
Securities sold under agreements to repurchase
     and federal funds purchased .............................           14,019            13,081            32,625           25,440
Notes payable ................................................            4,896             2,315             9,792            4,626
                                                                      ---------         ---------         ---------         --------
          Total interest expense .............................          151,835           131,424           303,179          264,742
                                                                      ---------         ---------         ---------         --------
          Net interest income ................................           71,381            66,504           139,402          132,289
PROVISION FOR CREDIT LOSSES ..................................           11,524             4,305            14,963           11,219
                                                                      ---------         ---------         ---------         --------
         Net interest income after provision
             for credit losses ...............................           59,857            62,199           124,439          121,070
                                                                      ---------         ---------         ---------         --------
NON-INTEREST INCOME
Net gains (losses)
     Sales of single family servicing rights
        and single family warehouse loans ....................            2,715             6,442             2,541           16,931
     Securities and mortgage-backed securities................              886               952             1,801            1,593
     Other loans .............................................              376                (4)              376              936
     Sale of mortgage offices ................................             --               3,998              --              3,998
Loan servicing, net of related amortization ..................            4,121             7,651            13,459           15,826
Other ........................................................            6,760             4,792            13,280            9,704
                                                                      ---------         ---------         ---------         --------
          Total non-interest income ..........................           14,858            23,831            31,457           48,988
                                                                      ---------         ---------         ---------         --------
NON-INTEREST EXPENSE
Compensation and benefits ....................................           20,915            19,325            39,625           39,300
Occupancy ....................................................            4,071             3,616             7,749            7,871
Data processing ..............................................            3,927             3,418             7,750            7,219
Advertising and marketing ....................................            1,671             1,895             4,545            4,150
Amortization of intangibles ..................................            1,468             1,197             2,353            2,512
SAIF deposit insurance premiums ..............................            1,076               205             1,927            3,162
Furniture and equipment ......................................              848             1,029             1,740            2,248
Other ........................................................           13,081            11,899            22,558           24,691
                                                                      ---------         ---------         ---------         --------
         Total non-interest expense ..........................           47,057            42,584            88,247           91,153
                                                                      ---------         ---------         ---------         --------
         Income before income taxes and
            minority interest ................................           27,658            43,446            67,649           78,905
INCOME TAX (BENEFIT) EXPENSE .................................          (23,207)           16,780            (8,209)          30,413
                                                                      ---------         ---------         ---------         --------
          Income before minority interest ....................           50,865            26,666            75,858           48,492
MINORITY INTEREST
Subsidiary preferred stock dividends .........................            4,563             4,563             9,126            9,126
                                                                      ---------         ---------         ---------         --------
                  NET INCOME .................................        $  46,302         $  22,103         $  66,732         $ 39,366
                                                                      =========         =========         =========         ========

EARNINGS PER COMMON SHARE
   Basic .....................................................        $    1.47         $    0.70         $    2.11         $   1.25
   Diluted ...................................................             1.43              0.69              2.06             1.23

          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                                               ACCUMULATED
                                                                                                                 OTHER
                                                                  COMMON STOCK                                COMPREHENSIVE
                                                       ----------------------------------                        INCOME -
                                                           CLASS A            CLASS B                          UNREALIZED   TOTAL
                                                       --------------   -----------------  PAID-IN    RETAINED  GAINS  STOCKHOLDERS'
                                                       SHARES  AMOUNT   SHARES     AMOUNT  CAPITAL    EARNINGS (LOSSES)    EQUITY
                                                       ------  ------   ------     ------  -------    -------- --------    ------
BALANCE AT
     SEPTEMBER 30, 1996 ..........................  27,735,934  $277   3,859,662   $ 39   $129,286  $ 403,674   $(2,233)  $ 531,043
       Net income ................................        --     --         --      --        --       39,366      --        39,366
       Change in unrealized gains (losses) .......        --     --         --      --        --         --       7,335       7,335
                                                                                                    ---------   -------   ---------
         Total comprehensive income ..............        --     --         --      --        --       39,366     7,335      46,701
                                                                                                    ---------   -------   ---------
       Dividends declared:  common
         stock ($0.28 per share) .................        --     --         --      --        --       (8,847)     --        (8,847)
       Conversion of common stock ................     618,342     7    (618,342)    (7)      --         --        --          --
                                                    ----------  ----   ---------   ----   --------  ---------   -------   ---------
BALANCE AT
     MARCH 31, 1997 ..............................  28,354,276  $284   3,241,320   $ 32   $129,286  $ 434,193   $ 5,102   $ 568,897
                                                    ==========  ====   =========   ====   ========  =========   =======   =========

BALANCE AT
     SEPTEMBER 30, 1997 ..........................  28,354,276  $284   3,241,320   $ 32   $129,286  $ 462,551   $ 6,326   $ 598,479
       Net income ................................        --     --         --      --        --       66,732      --        66,732
       Change in unrealized gains (losses) .......        --     --         --      --        --         --      (2,079)     (2,079)
                                                                                                    ---------   -------   ---------
          Total comprehensive income .............        --     --         --      --        --       66,732    (2,079)     64,653
                                                                                                    ---------   -------   ---------
       Dividends declared:  common
         stock  ($0.32 per share) ................        --     --         --      --        --      (10,111)     --       (10,111)
                                                    ----------  ----   ---------   ----   --------  ---------   -------   ---------

BALANCE AT
     MARCH 31, 1998 ..............................  28,354,276  $284   3,241,320   $ 32   $129,286  $ 519,172   $ 4,247   $ 653,021
                                                    ==========  ====   =========   ====   ========  =========   =======   =========


          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 FOR THE SIX MONTHS ENDED MARCH 31,
                                                                 ----------------------------------
                                                                          1998           1997
                                                                      ------------    ----------
                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash used by operating activities .........................  $  (691,556)   $ (118,481)
CASH FLOWS FROM INVESTING ACTIVITIES                                   ----------      --------
     Purchase price of acquisitions ................................      (51,662)         --
     Net change in securities purchased under agreements to
          resell and federal funds sold ............................     (260,294)      135,794
     Fundings of loans held for investment .........................   (1,736,554)     (999,066)
     Proceeds from principal repayments and maturities of
          Loans held for investment ................................    1,902,991     1,189,716
          Securities available for sale ............................      198,636        53,659
          Mortgage-backed securities held to maturity ..............       40,947        39,843
          Mortgage-backed securities available for sale ............      219,389       110,562
     Proceeds from the sale of
          Securities available for sale ............................      257,698       161,043
          Mortgage servicing rights ................................         --           7,461
          Federal Home Loan Bank stock .............................       43,395         7,500
          Real estate owned acquired through foreclosure ...........       19,653        32,041
     Purchases of
          Loans held for investment ................................     (183,509)     (715,082)
          Securities available for sale ............................     (208,333)         --
          Mortgage-backed securities held to maturity ..............         --          (2,134)
          Mortgage-backed securities available for sale ............      (15,598)         --
          Mortgage servicing rights ................................      (23,332)      (85,271)
          Federal Home Loan Bank stock .............................      (49,891)      (16,998)
   Other changes in loans held for investment ......................     (213,897)      (63,572)
   Other changes in mortgage servicing rights ......................       (6,312)      (11,373)
   Net purchases of premises and equipment .........................      (12,385)       (5,916)
                                                                       ----------      --------
          Net cash used by investing activities ....................      (79,058)     (161,793)
                                                                       ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits ........................................     (250,989)      (82,141)
     Proceeds from deposits purchased ..............................    1,509,688          --
     Proceeds from Federal Home Loan Bank advances .................    2,079,237     2,209,202
     Repayment of Federal Home Loan Bank advances ..................   (1,843,287)   (1,912,992)
     Net change in securities sold under agreements to
        repurchase and federal funds purchased .....................     (640,170)       95,573
     Change in advances from borrowers for taxes and insurance .....        2,453       (28,792)
     Payment of dividends ..........................................      (10,111)       (8,847)
                                                                       ----------      --------
          Net cash provided by financing activities ................      846,821       272,003
                                                                       ----------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............       76,207        (8,271)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................      121,000       119,523
                                                                       ----------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................  $   197,207   $   111,252
                                                                       ==========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest ........................................  $   304,391   $   261,166
     Cash paid for income taxes ....................................        5,065           525
NONCASH INVESTING ACTIVITIES
     Real estate owned acquired through foreclosure ................       19,798        39,935
     Sales of real estate owned financed by the Bank ...............          553        11,953
     Securitization of loans .......................................      232,190       172,194
     Net transfer of loans from held for investment ................      664,496           317
     Transfer of mortgage-backed securities from held to
          maturity to available for sale ...........................         --           6,843
     Change in unrealized gains (losses) on securities
          available for sale .......................................       (2,079)        7,335

          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  PRINCIPLES OF CONSOLIDATION
     The accompanying unaudited Consolidated Financial Statements include the accounts of Bank United Corp. (the "Parent Company"), Bank United, a federal savings bank (the "Bank"), and subsidiaries of both the Parent Company and the Bank (collectively known as the "Company"). All significant intercompany accounts have been eliminated in consolidation. A majority of the Company's assets and substantially all of the Company's operations are derived from the Bank.

2.  BASIS OF PRESENTATION
    The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements have been included. The results of operations for the six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period. The interim financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

                                                          FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                                            ENDED MARCH 31,         ENDED MARCH 31,
                                                         --------------------   ----------------------
                                                             1998       1997        1998        1997
                                                         ---------  ---------   ---------    ---------
INCOME
Net income applicable to common shares ..................  $46,302    $22,103     $66,732     $39,366

SHARES
Average common shares outstanding .......................   31,596     31,596      31,596      31,596
Potential dilutive common shares from options ...........      721        364         720         315
                                                           -------    -------     -------     -------
Average common shares and equivalents outstanding .......   32,317     31,960      32,316      31,911
                                                           =======    =======     =======     =======

BASIC ...................................................  $  1.47    $  0.70     $  2.11     $  1.25

DILUTED .................................................     1.43       0.69        2.06        1.23

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

                                                         FOR THE SIX MONTHS ENDED MARCH 31,
                                              --------------------------------------------------------
                                                        1998                           1997
                                              --------------------------   ---------------------------
                                              NUMBER OF WEIGHTED-AVERAGE   NUMBER OF  WEIGHTED-AVERAGE
                                               OPTIONS   EXERCISE PRICE     OPTIONS    EXERCISE PRICE
                                               -------   --------------     -------    --------------
      Outstanding at end of period........   1,658,220     $   24.77       1,322,020     $ 21.02
      Exercisable at end of period........      26,500         30.87               -           -
      Vested at end of period.............     438,819         20.85          33,718       20.13

    PERFORMANCE UNITS
    Effective October 1, 1997, the Company's Board of Directors granted performance units to executive officers and other key officers and employees under its 1996 Stock Incentive Plan. These units, which equate to shares of the Company's common stock on a one-for-one basis, will be earned based on the achievement of certain corporate performance goals over a performance period beginning October 1, 1997 and ending September 30, 2000. Upon completion of the performance period, the Company's Compensation Committee will determine the number of performance units that have been earned based on the Company's performance. Cash will be distributed to the participants equal to the number of performance units earned multiplied by the fair market value of the Company's common stock as of September 30, 2000. Additional units were awarded under this plan on March 30, 1998, making the maximum award 201,000 performance units in the aggregate. Compensation expense totalling $409,000 was recorded for the six months ended March 31, 1998 relating to these units.

5.  COMPREHENSIVE INCOME
     As of October 1, 1997, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: the statement of operations, the statement of stockholders' equity, or a separate statement of comprehensive income. The Company is disclosing this information on its statement of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends). This statement did not change the current accounting treatment for components of comprehensive income (i.e. changes in unrealized gains or losses on securities and mortgage-backed securities ("MBS") available for sale).

6.  RECENT ACCOUNTING STANDARDS
    SFAS No. 127, "Deferral of Certain Provisions of FASB Statement No. 125", was implemented January 1, 1998. This statement deferred certain provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" related to secured borrowings and collateral for all transactions and transfers of financial assets for securities purchased under agreements to resell ("repurchase agreements"), dollar rolls, securities lending, and similar transactions. Implementation of the deferred portion of SFAS No. 125 had no material effect on the Company's Consolidated Financial Statements.

    SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to stockholders, for years beginning after implementation. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. This statement is effective for fiscal years beginning after December 15, 1997. The Company anticipates implementing SFAS No. 131 for its fiscal 1998 Annual Report on Form 10-K. Implementation of SFAS No. 131 should have no material effect on the Company's Consolidated Financial Statements.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Bank United Corp.:

We have reviewed the accompanying condensed consolidated statement of financial condition of Bank United Corp. and its subsidiaries (collectively known as the "Company") as of March 31, 1998, and the related condensed consolidated statements of operations for the three-month and six-month periods ended March 31, 1998 and 1997 and the related condensed consolidated statements of stockholders' equity and cash flows for the six-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Houston, Texas
April 28, 1998

                                BANK UNITED CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997

GENERAL
    Net income was $66.7 million or $2.06 per diluted share for the six months ended March 31, 1998, and $39.4 million or $1.23 per diluted share for the six months ended March 31, 1997. Net income for the six months ended March 31, 1998 included two positive income tax adjustments, an increase in commercial loan allowances, and allowances for prepayments in the Company's single family loan and servicing portfolios. Excluding these adjustments and the prior year's gain on the sale of certain mortgage origination offices, net income was $42.3 million, or $1.31 per diluted share for the six months ended March 31, 1998, compared to $36.9 million, or $1.16 per diluted share for the six months ended March 31, 1997, a 15% increase. The increase in net income, excluding the effect of the adjustments, was primarily due to an increase in net interest income and loan servicing income, offset by lower gains on sales of single family warehouse loans.

NET INTEREST INCOME
    Net interest income was $139.4 million for the six months ended March 31, 1998, compared to $132.3 million for the six months ended March 31, 1997, a $7.1 million, or 5%, increase. This increase was attributable to a $1.3 billion, or 12%, increase in average interest-earning assets, as well as a change in the composition of the assets and deposits, partially offset by a 16 basis point decrease in the net yield on interest-earning assets ("net yield").

                                AVERAGE BALANCE SHEET, INTEREST INCOME/EXPENSE, AND AVERAGE YIELD/RATE

                                                                                       FOR THE SIX MONTHS ENDED MARCH 31,
                                                                  ------------------------------------------------------------------
                                                                                   1998                            1997
                                                                  ----------------------------------    ----------------------------
                                                                  AVERAGE                   YIELD/      AVERAGE               YIELD/
                                                                  BALANCE        INTEREST   RATE (1)    BALANCE     INTEREST RATE(1)
                                                                  -------        --------   --------    -------     -------- -------
                                                                                          (DOLLARS IN THOUSANDS)

INTEREST-EARNING ASSETS
 Short-term interest-earning assets ........................   $   298,337    $    11,849    7.86%   $   597,513    $ 17,537   5.81%
 Securities ................................................       120,846          4,279    7.10         77,749       2,231   5.75
 Mortgage-backed securities ................................     1,395,908         46,980    6.73      1,576,883      53,336   6.76
 Loans .....................................................     9,545,570        373,135    7.82      7,847,869     318,400   8.11
 FHLB stock ................................................       211,949          6,338    6.00        190,769       5,527   5.81
                                                               -----------    -----------    ----    -----------    --------   ----
    Total interest-earning assets ..........................    11,572,610        442,581    7.64     10,290,783     397,031   7.71
Non-interest-earning assets ................................       804,808                               567,641
                                                               -----------    -----------    ----    -----------    --------   ----
    TOTAL ASSETS............................................   $12,377,418                           $10,858,424
                                                               ===========                           ===========
INTEREST-BEARING LIABILITIES
  Deposits .................................................   $ 5,674,144        142,005    5.02    $ 5,051,337     129,374   5.14
  FHLB advances.............................................     4,084,028        118,757    5.75      3,721,496     105,302   5.60
  Securities sold under agreements to repurchase
   and federal funds purchased .............................     1,124,151         32,625    5.74        905,887      25,440   5.55
  Notes payable ............................................       220,204          9,792    8.89        115,000       4,626   8.05
                                                               -----------    -----------    ----    -----------    --------   ----
      Total interest-bearing liabilities ...................    11,102,527        303,179    5.44      9,793,720     264,742   5.39
Non-interest-bearing liabilities, minority interest,
   and stockholders' equity ................................     1,274,891                             1,064,704
                                                               -----------    -----------    ----    -----------    --------   ----
      TOTAL LIABILITIES, MINORITY INTEREST, AND
        STOCKHOLDERS' EQUITY ...............................   $12,377,418                           $10,858,424
                                                               ===========                           ===========

Net interest income/interest rate spread ...................                  $   139,402    2.20%                  $132,289   2.32%
                                                                              ===========    ====                   ========   ====
Net yield on interest-earning assets .......................                                 2.42%                             2.58%
                                                                                             ====                              ====

Ratio of average interest-earning assets to
  average interest-bearing liabilities .....................          1.04                                  1.05
                                                                      ====                                  ====

(1) Annualized.

                               BANK UNITED CORP.

    The increase in average interest-earning assets resulted from growth in the commercial loan portfolio through both originations and purchases. Average commercial loans increased $1.3 billion, or 112%, to $2.5 billion for the six months ended March 31, 1998, compared to $1.2 billion for the year ago period. Average deposits increased $622.8 million, or 12%, during the current period, resulting from increased transaction accounts and certificates of deposit acquired in recent branch acquisitions. See "Discussion of Changes in Financial Condition from September 30, 1997 to March 31, 1998".

    During the six months ended March 31, 1998, a $2.0 million allowance was recorded for prepayments in the single family loan portfolio due to a decline in long-term market interest rates. Excluding the effect of this allowance and $4.1 million of discounts on single family loans recognized during the year ago period, the net yield would have been 2.46% ("adjusted net yield") for the six months ended March 31, 1998, compared to an adjusted net yield of 2.50% for the six months ended March 31, 1997. The adjusted yield on interest-earning assets increased 5 basis points, resulting from the increase in short-term market interest rates and increased levels of higher yielding commercial loans outstanding. These increases were partially offset by the decrease in long-term market interest rates and increased levels of lower yielding single family loans held for sale. The cost of funds increased 5 basis points due to the increase in short-term market interest rates. The decline in deposit rates resulted from maturities of higher rate brokered deposits and the effect of recent branch acquisitions.

PROVISION FOR CREDIT LOSSES

    The provision for credit losses increased $3.7 million to $15.0 million for the six months ended March 31, 1998. This increase principally resulted from the additional allowances established for the commercial loan portfolio. The commercial loan portfolio increased $1.5 billion, or 107% from March 31, 1997 to March 31, 1998. Due to this growth, the Company increased this portfolio's allowances by $16.9 million during the current period, bringing the commercial loan allowance ratio to approximately one percent. Also during the current period, the Company determined that its single family allowances could be reduced, based principally on the portfolio's historical losses. Accordingly, $9.1 million of single family allowances were reversed through a negative provision, bringing the single family held for investment loan allowance ratio to approximately 30 basis points. The net effect of these two items reduced earnings by $7.8 million, before tax, or $0.15 per diluted share. The consumer loan provision increased from the year ago period due to additional provisions recorded on the consumer line of credit portfolio during the current period. The consumer line of credit portfolio, totalling $37.6 million, was sold in January 1998. Charge-offs of $4.9 million related to this sale were recorded during the first quarter of fiscal 1998.

                                    ALLOWANCE FOR CREDIT LOSSES

                                  SINGLE
                                  FAMILY     COMMERCIAL   CONSUMER    TOTAL
                                  ------     ----------   --------    -----

Balance at September 30, 1996.....$28,672    $ 5,769       $ 5,219    $39,660
   Provision......................  6,769      1,821         2,629     11,219
   Net charge-offs................ (4,079)      (218)       (2,834)    (7,131)
                                  -------    -------       -------   --------
Balance at March 31, 1997.........$31,362    $ 7,372       $ 5,014    $43,748
                                  =======    =======       =======    =======

Balance at September 30, 1997.....$24,538    $ 8,766       $ 5,870    $39,174
   Provision...................... (8,121)    19,842         3,242     14,963
   Net charge-offs................ (2,306)      (181)       (7,235)    (9,722)
                                  -------    -------       -------   --------
Balance at March 31, 1998.........$14,111    $28,427       $ 1,877    $44,415
                                  =======    =======       =======    =======

                               BANK UNITED CORP.
                              NONPERFORMING ASSETS

                                           MARCH 31,   SEPTEMBER 30,   MARCH 31,
                                             1998           1997         1997
                                           --------      ---------    ---------
                                                      (IN THOUSANDS)
Nonaccrual loans
   Single family.........................  $ 59,534      $ 51,742     $  85,764
   Commercial............................     1,916         1,995         2,402
   Consumer..............................       730           974           950
                                           --------      --------     ---------
                                             62,180        54,711        89,116

Discounts................................       (13)         (759)         (620)
                                          ---------      --------     ---------
   Net nonaccrual loans  ................    62,167        53,952        88,496
REO, primarily single family properties..    20,504        21,038        30,497
                                           --------       --------    ---------
      Total nonperforming assets.........  $ 82,671      $ 74,990     $ 118,993
                                           ========      ========     =========

    The Company's nonperforming assets decreased from March 1997 due to the sale in April 1997 of $31.3 million of nonperforming assets.

                          SELECTED ASSET QUALITY RATIOS

                                                    AT OR FOR THE      AT OR FOR          AT OR FOR THE
                                                   SIX MONTHS ENDED   THE YEAR ENDED     SIX MONTHS ENDED
                                                    MARCH 31, 1998   SEPTEMBER 30, 1997    MARCH 31, 1997
                                                     -------------   ------------------  -----------------
Allowance for credit losses to net nonaccrual loans
   Single family ...................................     23.70%             47.37%          36.71%
   Total ...........................................     71.44              72.61           49.44
Allowance for credit losses to total loans .........      0.44               0.43            0.54
Nonperforming assets to total assets ...............      0.63               0.63            1.08
Net nonaccrual loans to total loans ................      0.62               0.60            1.10
Nonperforming assets to total loans and REO ........      0.82               0.83            1.47
Net loan charge-offs to average loans - annualized
   Single family ...................................      0.07               0.18(1)         0.13
   Total ...........................................      0.20(2)            0.23(1)         0.18

(1) Excluding charge-offs totalling $5.0 million related to the nonperforming loan sale in April 1997, the single family charge-off ratio would have been 0.11% and the total charge-off ratio would have been 0.17%.

(2) Excluding charge-offs in December 1997 totalling $4.9 million related to the January 1998 sale of the consumer line of credit portfolio, the total charge-off ratio would have been 0.10%.

NON-INTEREST INCOME
    Non-interest income decreased $17.5 million, or 36%, during the six months ended March 31, 1998, compared to the six months ended March 31, 1997. This decrease was largely the result of lower gains on sales of single family warehouse loans. The prior period's results also include a $4.0 million gain related to the sale of certain mortgage origination offices.

    Loan servicing income, which primarily consists of loan servicing fee revenue, net of amortization of mortgage servicing rights ("MSRs"), declined $2.4 million during the six months ended March 31, 1998, compared to the same period a year ago. Loan servicing income for the current period was reduced by a valuation allowance of $4.8 million before tax, or $0.09 per diluted share, for prepayments on the servicing portfolio's underlying loans resulting from the current low interest rate environment. Excluding this valuation allowance, loan servicing income increased $2.4 million, or 15%, during the current period. Gross servicing fee revenue increased $12.7 million and was partially offset by a $10.3 million increase in the amortization of MSRs, excluding the effect of the valuation allowance. These increases resulted from a larger portfolio of single family loans serviced for others, on average, which increased to $19.7

                               BANK UNITED CORP.

billion for the six months ended March 31, 1998, compared to $11.5 billion for the six months ended March 31, 1997. Other non-interest income increased $3.6 million, or 37%, during the six months ended March 31, 1998 as a result of the growth in the number of checking accounts and an increase in annuity sales volume.

NON-INTEREST EXPENSE
    Non-interest expense was $88.2 million for the six months ended March 31, 1998, down from $91.2 million for the six months ended March 31, 1997, or 1.43% and 1.68% of average total assets for those same periods. This decrease was principally the result of the sale in the second quarter of fiscal 1997 of certain mortgage origination offices and lower Savings Association Insurance Fund ("SAIF") premiums during the current period. These decreases were partially offset by additional costs to service a larger servicing portfolio, costs associated with recent branch acquisitions, and start-up costs incurred in conjunction with the Company's program of offering home equity loans in Texas. See "Discussion of Changes in Financial Condition from September 30, 1997 to March 31, 1998".

INCOME TAX EXPENSE
    During the quarter ended March 31, 1998, the Company successfully resolved an outstanding tax benefit lawsuit with the Federal Deposit Insurance Corporation as manager of the Federal Savings and Loan Insurance Corporation Resolution Fund, which resulted in a positive income tax adjustment of approximately $6.0 million, or $0.18 per diluted share. Additionally, the Company recognized a positive income tax adjustment of $27.5 million, or $0.85 per diluted share, resulting from the anticipated use of additional net operating losses against future taxable income.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION FROM SEPTEMBER 30, 1997 TO MARCH 31, 1998

GENERAL
    Total assets increased during the six months ended March 31, 1998 by $1.1 billion, or 10%, to $13.1 billion. This increase primarily occurred in the loan portfolio. During the six months ended March 31, 1998, the Company acquired 21 branches with deposits totalling $1.5 billion. The cash acquired in these transactions, along with principal repayments on loans and MBS, were used to fund the growth in the Company's loan portfolio.

                               BANK UNITED CORP.

                    ORIGINATION, PURCHASE, AND SALE OF LOANS

                                           FOR THE SIX MONTHS ENDED MARCH 31,
                                           ----------------------------------
                                                  1998            1997
                                           ---------------   --------------
                                                     (IN THOUSANDS)

Beginning balance, September 30............   $ 8,995,229      $ 7,519,488
   Fundings
       Single family ......................     1,959,019        1,153,489
       Commercial..........................     1,219,141          645,493
       Consumer............................       180,030           63,362
   Purchases
       Single family.......................        79,523          601,799
       Commercial..........................       391,866          274,762
       Consumer............................           172           62,267
   Net change in mortgage banker finance
       line of credit......................      203,623            78,804
   Repayments..............................   (2,052,943)       (1,197,605)
   Securitized loans sold or transferred...     (520,162)         (967,132)
   Sales...................................     (463,452)         (169,908)
   Other...................................      (24,981)          (32,677)
                                              -----------      -----------
Ending balance, March 31...................   $ 9,967,065      $ 8,032,142
                                              ===========      ===========

                                 LOAN PORTFOLIO

                                          MARCH 31,   SEPTEMBER 30,   MARCH 31,
                                            1998          1997          1997
                                        -----------    ----------    ----------
                                                     (IN THOUSANDS)

   Single family
      Held for investment...............$4,556,130     $5,795,179    $6,187,096
      Held for sale..................... 2,146,018        697,410       207,734
   Commercial........................... 2,880,053      2,201,880     1,394,338
   Consumer.............................   384,864        300,760       242,974
                                        -----------    ----------    ----------
                                        $9,967,065     $8,995,229    $8,032,142
                                        ==========     ==========    ==========

    Securities purchased under agreements to resell and federal funds sold increased $260.3 million during the six months ended March 31, 1998 to $609.5 million. This increase primarily resulted from the Company's ability to borrow funds and invest those funds at a positive spread on a short-term basis.

    Total loans increased $971.8 million, or 11%, during the six months ended March 31, 1998, due to a $1.2 billion decrease in single family loans held for investment, a $1.4 billion increase in single family loans held for sale, a $678.2 million increase in commercial loans, and an $84.1 million increase in consumer loans.

    Single family loans held for sale increased $1.4 billion, or 208%, to $2.1 billion at March 31, 1998. Despite the sale of certain mortgage origination offices during fiscal 1997, single family loan originations increased to $2.0 billion during the six months ended March 31, 1998, compared to $1.2 billion during the six months ended March 31, 1997. The increase in originations resulted from increased refinance activity resulting from lower long-term market interest rates. Refinancings approximated $1.5 billion and $374.9 million, or 72% and 31%, of total single family loan originations during these periods. Sales of single family loans approximated $415.9 million for the six months ended March 31, 1998, compared to $150.8 million for the prior year period.

    Single family loans held for investment decreased $1.2 billion during the six months ended March 31, 1998 primarily due to principal repayments. The Company has reduced its reliance on these loans as it continues to build its commercial loan portfolio and designate a greater portion of its single family loan portfolio as held for sale.

                               BANK UNITED CORP.

    The commercial loan portfolio increased to $2.9 billion at March 31, 1998, due to originations and purchases. During the six months ended March 31, 1998, the Company purchased commercial real estate loans with principal balances totalling $163.5 million. These loans are secured by apartment buildings, office buildings, and retail centers. Single family construction loan originations totalled $658.1 million for the six months ended March 31, 1998, compared to $355.7 million for the six months ended March 31, 1997, an 85% increase. The mortgage banker finance line of credit portfolio increased $203.6 million primarily due to the decline in long-term market interest rates during the six months ended March 31, 1998. During the six months ended March 31, 1998, the Company purchased $234.1 million of Small Business Administration ("SBA") loans. Securities created from SBA loans totalled $232.2 million and $230.9 million were sold during the current period.

    The increase in consumer loans was due to the implementation of the Company's program of offering home equity loans in Texas in January 1998. Since the program began, the Company approved $227 million and funded $104.2 million of such loans.

    During the second quarter of fiscal 1998, the Company signed an agreement to purchase servicing rights associated with $3.3 billion in single family loans for a premium of $79.2 million. This transaction closed during April 1998 and the servicing rights are expected to be transferred to the Company during the fourth quarter of fiscal 1998.

    Deposits increased $1.3 billion during the six months ended March 31, 1998. During this period, the Company purchased 21 branches with deposits totalling $1.5 billion and associated goodwill of $51.7 million. The Company has consolidated or plans to consolidate 12 of the 21 branches purchased with existing branches.

    Increases in other assets and other liabilities were primarily due to growth in the Company's servicing portfolio and due to branch acquisitions.

LIQUIDITY
     The Bank is required by the Office of Thrift Supervision ("OTS") to maintain a certain level of liquidity. The Bank's average daily liquidity ratio for the quarter ended March 31, 1998 was 5.71%, compared to the requirement of 4.0%.

     The primary sources of funds are deposits, Federal Home Loan Bank ("FHLB") advances, reverse repurchase agreements, and principal repayments on loans and MBS. These funds are principally used to meet ongoing commitments related to deposit withdrawals, repayment of borrowings, funding of existing and continuing loan commitments, and to maintain liquidity. Management believes that the Bank has adequate resources to fund all of its commitments.

     The Company's ability to pay dividends on its common stock and to meet its other cash obligations is dependent upon the receipt of dividends from the Bank. The declaration of dividends by the Bank on all classes of its capital stock is subject to the discretion of the Board of Directors of the Bank, the terms of the Bank Preferred Stock, and applicable regulatory requirements. At March 31, 1998, the Bank had $202.7 million of available capacity for the payment of dividends under OTS regulations.

REGULATORY MATTERS
    The Bank's capital levels at March 31, 1998 and September 30, 1997 qualified it as "well-capitalized", the highest of five tiers under applicable regulatory definitions. The Bank's capital ratios at March 31, 1998 and September 30, 1997, and the regulatory capital requirements were as follows:

                                                 BANK UNITED CORP.

                                MARCH 31, 1998  SEPTEMBER 30, 1997  REQUIREMENT
                                --------------  ------------------  -----------

Tangible capital...............      7.02%           7.72%             1.50%
Core capital...................      7.06            7.77              3.00
Tier 1 capital.................     11.05           12.65              6.00
Total risk-based capital.......     11.59           13.18              8.00

DISCUSSION OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

GENERAL
    Net income was $46.3 million or $1.43 per diluted share for the three months ended March 31, 1998, and $22.1 million or $0.69 per diluted share for the three months ended March 31, 1997. Net income for the three months ended March 31, 1998 included two positive income tax adjustments, an increase in commercial loan allowances, and allowances for prepayments in the Company's single family loan and servicing portfolios. Excluding these adjustments and the year ago quarter's gain on the sale of certain mortgage origination offices, net income was $21.9 million, or $0.68 per diluted share for the three months ended March 31, 1998, compared to $19.6 million, or $0.61 per diluted share for the three months ended March 31, 1997, an 11% increase. The increase in net income, excluding the effect of the adjustments, was due to an increase in net interest income and loan servicing income, offset by lower gains on sales of single family warehouse loans and higher non-interest expenses.

NET INTEREST INCOME
    Net interest income was $71.4 million for the three months ended March 31, 1998, compared to $66.5 million for the three months ended March 31, 1997, a $4.9 million, or 7%, increase. This increase was attributable to a $1.5 billion, or 14%, increase in average interest-earning assets, as well as a change in the composition of the assets and deposits, partially offset by a 16 basis point decrease in the net yield.

                              AVERAGE BALANCE SHEET, INTEREST INCOME/EXPENSE, AND AVERAGE YIELD/RATE

                                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------------------------------------------
                                                                      1998                         1997
                                                     -------------------------------- -------------------------------
                                                       AVERAGE                YIELD/     AVERAGE              YIELD/
                                                       BALANCE      INTEREST  RATE(1)    BALANCE    INTEREST  RATE(1)
                                                     ---------  ------------ -------- -----------  ---------- -------
                                                                            (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
 Short-term interest-earning assets..............  $   298,741   $     6,293   8.43%  $   560,082   $  8,194  5.85%
 Securities .....................................      122,614         2,140   7.08        78,801      1,251  6.44
 Mortgage-backed securities......................    1,336,361        22,595   6.76     1,540,910     26,520  6.88
 Loans ..........................................    9,831,691       189,007   7.70     7,974,249    159,136  7.98
 FHLB stock .....................................      214,899         3,181   6.00       198,343      2,827  5.78
                                                   -----------    ----------   ----   -----------    -------  ----
    Total interest-earning assets................   11,804,306       223,216   7.57    10,352,385    197,928  7.66
Non-interest-earning assets .....................      904,027                            592,417
                                                   -----------    ----------   ----   -----------    -------  ----
    TOTAL ASSETS.................................  $12,708,333                        $10,944,802
                                                   ===========                        ===========
INTEREST-BEARING LIABILITIES
  Deposits ......................................  $ 6,110,899        74,367   4.94   $ 4,991,255     62,650  5.09
  FHLB advances .................................    4,068,040        58,553   5.76     3,846,585     53,378  5.55
  Securities sold under agreements
   to repurchase and federal funds
   purchased ....................................      989,259        14,019   5.67       940,199     13,081  5.57
  Notes payable .................................      220,207         4,896   8.89       115,000      2,315  8.05
                                                   -----------    ----------   ----   -----------    -------  ----
      Total interest-bearing liabilities ........   11,388,405       151,835   5.37     9,893,039    131,424  5.35
Non-interest-bearing liabilities,
   minority interest, and stockholders'
   equity .......................................    1,319,928                          1,051,763
                                                   -----------    ----------   ----   -----------    -------  ----
      TOTAL LIABILITIES, MINORITY INTEREST AND
        STOCKHOLDERS' EQUITY ....................  $12,708,333                        $10,944,802
                                                   ===========                        ===========
Net interest income/interest rate spread ........                  $  71,381   2.20%                $ 66,504  2.31%
                                                                   =========   ====                 ========  ====
Net yield on interest-earning assets ............                              2.39%                          2.55%
                                                                               ====                           ====

Ratio of average interest-earning assets to
  average interest-bearing liabilities ..........         1.04                               1.05
                                                          ====                               ====

(1) Annualized.

                               BANK UNITED CORP.

    The increase in average interest-earning assets resulted from growth in the commercial loan portfolio through both originations and purchases. Average commercial loans increased $1.4 billion, or 108%, to $2.7 billion for the three months ended March 31, 1998, compared to $1.3 billion for the year ago quarter. Average deposits increased $1.1 billion, or 22%, during the current quarter, resulting from increased transaction accounts and certificates of deposit acquired in recent branch acquisitions. See "Discussion of Changes in Financial Condition from September 30, 1997 to March 31, 1998".

    During the three months ended March 31, 1998, a $2.0 million allowance was recorded for prepayments in the single family loan portfolio due to a decline in long-term market interest rates. Excluding the effect of this allowance, the adjusted net yield would have been 2.46% for the three months ended March 31, 1998, compared to 2.55% for the three months ended March 31, 1997. The adjusted yield on interest-earning assets declined 2 basis points, resulting from the decrease in long-term market interest rates and increased levels of lower yielding single family loans held for sale. These decreases were partially offset by the increase in short-term market interest rates and increased levels of higher yielding commercial loans outstanding. The cost of funds increased 2 basis points due to the increase in short-term market interest rates. The decline in deposit rates resulted from maturities of higher rate brokered deposits and the effect of recent branch acquisitions.

PROVISION FOR CREDIT LOSSES
    The provision for credit losses increased $7.2 million from the year ago quarter. This increase principally resulted from additional allowances established for the commercial loan portfolio. The commercial loan portfolio increased $1.5 billion, or 107% from March 31, 1997 to March 31, 1998. Due to this growth, the Company increased this portfolio's allowances by $16.9 million during the current quarter, bringing the commercial loan allowance ratio to approximately one percent. Also during the current quarter, the Company determined that its single family allowances could be reduced, based principally on the portfolio's historical losses. Accordingly, $9.1 million of single family allowances were reversed through a negative provision, bringing the single family held for investment loan allowance ratio to approximately 30 basis points. The net effect of these two items reduced earnings by $7.8 million, before tax, or $0.15 per diluted share.

                                  ALLOWANCE FOR CREDIT LOSSES

                                     SINGLE
                                     FAMILY    COMMERCIAL   CONSUMER  TOTAL
                                     ------    ----------   --------  -----
                                                  (in thousands)

Balance at December 31, 1996........ $31,522    $ 6,969     $ 5,041    $43,532
   Provision........................   2,051        621       1,633      4,305
   Net charge-offs..................  (2,211)      (218)     (1,660)    (4,089)
                                     -------    -------     -------    -------
Balance at March 31, 1997........... $31,362    $ 7,372     $ 5,014    $43,748
                                     =======    =======     =======    =======

Balance at December 31, 1997........ $23,321    $10,123     $ 1,765    $35,209
   Provision........................  (8,005)    18,485       1,044     11,524
   Net charge-offs..................  (1,205)      (181)       (932)    (2,318)
                                     -------    -------     -------    -------
Balance at March 31, 1998........... $14,111    $28,427     $ 1,877    $44,415
                                     =======    =======     =======    =======

NON-INTEREST INCOME
    Non-interest income decreased $9.0 million, or 38%, during the three months ended March 31, 1998, compared to the three months ended March 31, 1997. This decrease was partially the result of a decrease in gains on sales of single family warehouse loans. The year ago quarter's results included a $4.0 million gain related to the sale of certain mortgage origination offices.

                               BANK UNITED CORP.

    Loan servicing income declined $3.5 million during the three months ended March 31, 1998, compared to the three months ended March 31, 1997, due to a $4.8 million valuation allowance recorded during the current quarter. Excluding this valuation allowance, loan servicing income increased $1.2 million, or 16%. Gross servicing fee revenue increased $4.8 million and was partially offset by a $3.6 million increase in the amortization of MSRs, excluding the effect of the valuation allowance. These increases resulted from a larger portfolio of single family loans serviced for others, on average, which increased to $19.7 billion for the three months ended March 31, 1998, compared to $13.1 billion for the three months ended March 31, 1997. Other non-interest income increased $2.0 million, or 41%, during the current quarter as a result of the growth in the number of checking accounts and an increase in annuity sales volume.

NON-INTEREST EXPENSE
    Non-interest expenses increased $4.5 million, or 11%, during the three months ended March 31, 1998, compared to the three months ended March 31, 1997. This increase was primarily due to additional costs to service a larger servicing portfolio, costs associated with the Company's branch acquisitions, and start-up costs incurred in conjunction with the Company's program of offering home equity loans in Texas. Partially offsetting these increases was the effect of the sale of certain mortgage origination offices in the quarter ended March 31, 1997.

INCOME TAX EXPENSE
    See "Discussion of Results of Operations for the Six Months Ended March 31, 1998 and 1997 - Income Tax Expense".

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's principal market risk exposure is to changes in market interest rates. See discussion in "Business - Asset and Liability Management" in the Company's 1997 Annual Report on Form 10-K.

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

     In December 1996, Chief Judge Smith decided the motion IN LIMINE on damage theories of Glendale Federal, one of four WINSTAR plaintiffs, and allowed Glendale Federal to assert several other alternative damage theories against the Government. While the Company expects Plaintiffs' claims for damages to exceed $200 million, and that they could range as high as $1 billion or more, the Company is unable to predict the outcome of Plaintiffs'

                                BANK UNITED CORP.

suit against the United States and the amount of judgment for damages, if any, that may be awarded. Plaintiffs expect that the government may argue that no breach by the government has occurred and that damages to the Plaintiffs, in any event, would approach zero. The Company, on November 27, 1996, moved for partial summary judgment on liability, and the Government has opposed the motion. The Company is pursuing an early trial on damages. Uncertainties remain concerning the administration of the Omnibus Case Management Order and the future course of the Company's lawsuit pursuant to the Omnibus Case Management Order. Accordingly, the Company cannot predict the timing of any resolution of its claims. The damage trial in the first case has lasted longer than was originally estimated, and the Company now expects the trial of its case to commence during the second quarter of fiscal 1999. The Company is unable to predict the outcome of its suit against the United States and the amount of judgment for damages, if any, that may be awarded. Consequently, no assurances can be given as to the results of this suit.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
     Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The annual meeting of stockholders of the Parent Company was held on March 19, 1998, for the purpose of voting on the election of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition.
          All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

           NOMINEE                     SHARES FOR                SHARES WITHHELD
         David M. Golush               21,773,167                    529,035
         Anthony J. Nocella            21,773,367                    528,835
         Salvatore A. Ranieri          21,773,174                    529,028
         Kendrick R. Wilson III        21,772,217                    529,985

         The names of the directors whose terms of office continued after the meeting are as follows:

         Lewis S. Ranieri, Chairman
         Barry C. Burkholder
         Lawrence Chimerine
         Paul M. Horvitz
         Alan E. Master
         Scott A. Shay
         Patricia A. Sloan
         Michael S. Stevens


ITEM 5.   OTHER INFORMATION
     Not applicable.

ITEM 6A.  EXHIBITS

EXHIBIT NO.                  IDENTIFICATION OF EXHIBIT
-----------                  -------------------------

*15.1   -       Letter in Lieu of Consent of Deloitte & Touche LLP, independent accountants
*27.1   -       Financial Data Schedule, Quarter Ended March 31, 1998
*27.2   -       Financial Data Schedule, Fiscal Years 1995, 1996, and 1997
                [Restated]
*27.3   -       Financial Data Schedule, Fiscal Year 1997 Quarters [Restated]
*27.4   -       Financial Data Schedule, Fiscal Year 1996 Quarters [Restated]

    * Filed herewith.

ITEM 6B.  REPORTS ON FORM 8-K

    The Company did not file a report on Form 8-K during the six months ended March 31, 1998.

                                BANK UNITED CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                           BANK UNITED CORP.
                                                             (Registrant)

Date              MAY 13, 1998                          /s/ BARRY C. BURKHOLDER
      ----------------------------------               -------------------------
                                                       Barry C. Burkholder
                                                       President
                                                       Chief Executive Officer
                                                       (Duly Authorized Officer)

 Date             MAY 13, 1998                         /s/ ANTHONY J. NOCELLA
       ---------------------------------               ------------------------
                                                       Anthony J. Nocella
                                                       Vice Chairman
                                                       Chief Financial Officer