Form 10-Q
period 1998-06-30
BANK UNITED CORP
filed 1998-08-14
CIK 906420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998.

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to ______________


                             Commission File Number:
                                   0000906420

                                BANK UNITED CORP.
             (Exact name of registrant as specified in its charter)


                     DELAWARE                           13-3528556
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

         3200 SOUTHWEST FREEWAY, SUITE 1600
                    HOUSTON, TEXAS                            77027
         ------------------------------------------          --------
         (Address of principal executive offices)           (Zip Code)

         Registrant's telephone number, including area code:     (713) 543-6500


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X]     No

         Number of shares outstanding of the registrant's $0.01 par value common stock as of August 12, 1998 were as follows:

                   TITLE OF EACH CLASS         NUMBER OF SHARES
                   -------------------         ----------------
                       Class A                   28,355,776
                       Class B                    3,241,320

                                BANK UNITED CORP.
                                      INDEX

PART I.   FINANCIAL INFORMATION

     Item 1.    Condensed Financial Statements................................1

                Consolidated Statements of Financial Condition -
                June 30, 1998 and September 30, 1997..........................1

                Consolidated Statements of Operations -
                For the Three and Nine Months Ended June 30, 1998 and 1997....2

                Consolidated Statements of Stockholders' Equity -
                For the Nine Months Ended June 30, 1998 and 1997..............3

                Consolidated Statements of Cash Flows -
                For the Nine Months Ended June 30, 1998 and 1997..............4

                Notes to Consolidated Financial Statements....................5

                Independent Accountants' Report...............................8

     Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................9

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk...17

PART II.   OTHER INFORMATION

     Item 1.    Legal Proceedings............................................18

     Item 2.    Changes in Securities and Use of Proceeds....................19

     Item 3.    Defaults Upon Senior Securities..............................19

     Item 4.    Submission of Matters to a Vote of Security Holders..........19

     Item 5.    Other Information............................................19

     Item 6.    Exhibits and Reports on Form 8-K.............................19

     Signatures .............................................................20

                          PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED FINANCIAL STATEMENTS


                                BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                               JUNE 30,   SEPTEMBER 30,
                                                                                1998           1997
                                                                            -----------   -----------
                                                                                 (UNAUDITED)

ASSETS
Cash and cash equivalents ...............................................   $   172,369   $   121,000
Securities purchased under agreements to resell and federal funds sold ..       840,505       349,209
Securities ..............................................................       137,414        77,809
Mortgage-backed securities
     Held to maturity, at amortized cost (fair value of $467.3 million in
       1998 and $528.9 million in 1997) .................................       471,711       543,361
     Available for sale, at fair value ..................................       578,390     1,026,344
Loans
     Held for investment (net of allowances for credit losses of
       $44.9 million in 1998 and $39.2 million in 1997) .................     7,527,890     8,221,626
     Held for sale ......................................................     2,183,899       773,603
Federal Home Loan Bank stock ............................................       210,017       205,011
Premises and equipment ..................................................        54,220        46,921
Mortgage servicing rights ...............................................       410,650       272,214
Real estate owned (net of allowances for losses of $0.6 million in
     1998 and $1.2 million in 1997) .....................................        18,401        19,833
Deferred tax asset ......................................................       121,645       120,936
Other assets ............................................................       368,836       189,205
                                                                            -----------   -----------
TOTAL ASSETS ............................................................   $13,095,947   $11,967,072
                                                                            ===========   ===========

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS'
   EQUITY
LIABILITIES
Deposits ............................................................       $ 6,419,242   $ 5,247,668
Federal Home Loan Bank advances .....................................         4,078,294     3,992,344
Securities sold under agreements to repurchase and federal
    funds purchased .................................................           891,724     1,308,600
Notes payable .......................................................           219,715       220,199
Advances from  borrowers for taxes and insurance ....................           192,879       173,294
Other liabilities ...................................................           439,182       240,988
                                                                            -----------   -----------
          Total liabilities .........................................        12,241,036    11,183,093
                                                                            -----------   -----------
MINORITY INTEREST
Preferred stock issued by consolidated subsidiary ...................           185,500       185,500
                                                                            -----------   -----------
STOCKHOLDERS' EQUITY
Common stock ........................................................               316           316
Paid-in capital .....................................................           129,286       129,286
Retained earnings ...................................................           538,030       462,551
Accumulated other comprehensive income - unrealized gains (losses) on
     securities available for sale, net of tax ......................             1,779         6,326
                                                                            -----------   -----------
          Total stockholders' equity ................................           669,411       598,479
                                                                            -----------   -----------
TOTAL LIABILITIES, MINORITY INTEREST, AND
   STOCKHOLDERS' EQUITY .............................................       $13,095,947   $11,967,072
                                                                            ===========   ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                BANK UNITED CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                              ENDED JUNE 30,         ENDED JUNE 30,
                                                             1998        1997     1998        1997
                                                           --------    --------  -------     ------
                                                                          (UNAUDITED)
INTEREST INCOME
Short-term interest-earning assets .....................   $ 10,164   $  9,195   $ 22,013   $ 26,732
Securities .............................................      1,693      1,521      5,972      3,752
Mortgage-backed securities .............................     19,962     25,610     66,942     78,946
Loans ..................................................    193,439    163,677    566,574    482,077
Federal Home Loan Bank stock ...........................      3,102      2,900      9,440      8,427
                                                           --------   --------   --------   --------
         Total interest income .........................    228,360    202,903    670,941    599,934
                                                           --------   --------   --------   --------
INTEREST EXPENSE
Deposits ...............................................     79,448     65,733    221,453    195,107
Federal Home Loan Bank advances ........................     58,242     52,399    176,999    157,701
Securities sold under agreements to repurchase and
          federal funds purchased ......................     10,591     14,263     43,216     39,703
Notes payable ..........................................      4,892      3,888     14,684      8,514
                                                           --------   --------   --------   --------
         Total interest expense ........................    153,173    136,283    456,352    401,025
                                                           --------   --------   --------   --------
         Net interest income ...........................     75,187     66,620    214,589    198,909
PROVISION FOR CREDIT LOSSES ............................      1,814      3,425     16,777     14,644
                                                           --------   --------   --------   --------
         Net interest income after provision for credit
           losses ......................................     73,373     63,195    197,812    184,265
                                                           --------   --------   --------   --------
NON-INTEREST INCOME
Net gains (losses)
    Sales of single family servicing rights and single
          family loans .................................      2,923      3,544      5,464     20,475
    Securities and mortgage-backed securities ..........        224        684      2,025      2,277
    Other loans ........................................        297         56        673        992
    Sale of mortgage offices ...........................       --         --         --        3,998
Loan servicing, net of related amortization ............     10,630      7,809     24,089     23,635
Other ..................................................      8,579      5,221     21,859     14,925
                                                           --------   --------   --------   --------
          Total non-interest income ....................     22,653     17,314     54,110     66,302
                                                           --------   --------   --------   --------
NON-INTEREST EXPENSE
Compensation and benefits ..............................     22,683     17,901     62,308     57,201
Occupancy ..............................................      4,376      3,501     12,125     11,372
Data processing ........................................      4,202      2,998     11,952     10,217
Advertising and marketing ..............................      1,685      1,829      6,230      5,979
Amortization of intangibles ............................      1,761        838      4,114      3,350
SAIF deposit insurance premiums ........................      1,173        823      3,100      3,985
Furniture and equipment ................................      1,038        953      2,778      3,201
Other ..................................................     13,618     12,414     36,176     37,105
                                                           --------   --------   --------   --------
          Total non-interest expense ...................     50,536     41,257    138,783    132,410
                                                           --------   --------   --------   --------
          Income before income taxes, minority interest,
               and extraordinary loss ..................     45,490     39,252    113,139    118,157
INCOME TAX EXPENSE .....................................     17,014     15,086      8,805     45,499
                                                           --------   --------   --------   --------
          Income before minority interest ..............     28,476     24,166    104,334     72,658

MINORITY INTEREST
Subsidiary preferred stock dividends ...................      4,563      4,563     13,689     13,689
                                                           --------   --------   --------   --------
          Income before extraordinary loss .............     23,913     19,603     90,645     58,969
EXTRAORDINARY LOSS .....................................       --        2,323       --        2,323
                                                           --------   --------   --------   --------
                   NET INCOME ..........................   $ 23,913   $ 17,280   $ 90,645   $ 56,646
                                                           ========   ========   ========   ========
EARNINGS PER COMMON SHARE
   BASIC
         Net income before extraordinary loss ..........   $   0.76   $   0.62   $   2.87   $   1.86
         Extraordinary loss ............................       --         0.07       --         0.07
                                                           --------   --------   --------   --------
         Net income ....................................   $   0.76   $   0.55   $   2.87   $   1.79
                                                           ========   ========   ========   ========
   DILUTED
         Net income before extraordinary loss ..........   $   0.74   $   0.61   $   2.80   $   1.84
         Extraordinary loss ............................       --         0.07       --         0.07
                                                           --------   --------   --------   --------
         Net income ....................................   $   0.74   $   0.54   $   2.80   $   1.77
                                                           ========   ========   ========   ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                                            ACCUMULATED
                                                                                                              OTHER
                                                         COMMON STOCK                                      COMPREHENSIVE
                                           ---------------------------------------                            INCOME -
                                                 CLASS A              CLASS B                               UNREALIZED     TOTAL
                                           ------------------   ------------------     PAID-IN     RETAINED    GAINS   STOCKHOLDERS'
                                             SHARES    AMOUNT     SHARES    AMOUNT     CAPITAL     EARNINGS   (LOSSES)    EQUITY
                                           ----------  ------   ---------   ------    ---------   ---------   --------   ----------

BALANCE AT SEPTEMBER 30, 1996............. 27,735,934   $ 277   3,859,662   $  39     $ 129,286   $ 403,674    $ (2,233)  $ 531,043
     Net income ..........................       --      --          --       --           --        56,646        --        56,646
     Change in unrealized gains (losses) .       --      --          --       --           --          --         8,257       8,257
                                                                                                  ---------    --------   ---------
        Total comprehensive income .......       --      --          --       --           --        56,646       8,257      64,903
                                                                                                  ---------    --------   ---------
     Dividends declared:  common
         stock  ($0.42 per share) ........       --      --          --       --           --       (13,270)       --       (13,270)
     Conversion of common stock ..........    618,342       7    (618,342)      (7)        --          --          --          --
                                           ----------   -----   ---------    -----    ---------   ---------    --------   ---------
BALANCE AT JUNE 30, 1997 ................. 28,354,276   $ 284   3,241,320    $  32    $ 129,286   $ 447,050    $  6,024   $ 582,676
                                           ==========   =====   =========    =====    =========   =========    ========   =========

BALANCE AT SEPTEMBER 30, 1997............. 28,354,276   $ 284   3,241,320    $  32    $ 129,286   $ 462,551    $  6,326   $ 598,479
     Net income ..........................       --      --          --       --           --        90,645        --        90,645
     Change in unrealized gains (losses) .       --      --          --       --           --          --        (4,547)     (4,547)
                                                                                                  ---------    --------   ---------
        Total comprehensive income .......       --      --          --       --           --        90,645      (4,547)     86,098
                                                                                                  ---------    --------   ---------
     Dividends declared:  common
         stock  ($0.48 per share) ........       --      --          --       --           --       (15,166)       --       (15,166)
                                           ----------   -----   ---------    -----    ---------   ---------    --------   ---------
BALANCE AT JUNE 30, 1998 ................. 28,354,276   $ 284   3,241,320    $  32    $ 129,286   $ 538,030    $  1,779   $ 669,411
                                           ==========   =====   =========    =====    =========   =========    ========   =========

          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               FOR THE NINE MONTHS ENDED JUNE 30,
                                                                             --------------------------------------
                                                                                     1998                 1997
                                                                                 -----------          ----------
                                                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash used by operating activities ....................................  $  (881,016)         $  (229,990)
                                                                                 -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase price of acquisitions ...........................................      (51,850)                --
     Net change in securities purchased under agreements to resell and
          federal funds sold ..................................................     (491,296)              97,190
     Fundings of loans held for investment ....................................   (2,694,812)          (1,688,051)
     Proceeds from principal repayments and maturities of
          Loans held for investment ...........................................    3,054,375            1,809,411
          Securities available for sale .......................................      198,922               54,146
          Mortgage-backed securities held to maturity .........................       70,898               60,931
          Mortgage-backed securities available for sale .......................      349,563              177,858
     Proceeds from the sale of
          Securities available for sale .......................................      380,452              241,929
          Mortgage-backed securities available for sale .......................         --                  6,965
          Mortgage servicing rights ...........................................         --                  7,112
          Federal Home Loan Bank stock ........................................       54,325               18,160
          Real estate owned acquired through foreclosure ......................       30,134               50,081
     Purchases of
          Loans held for investment ...........................................     (189,929)            (842,270)
          Securities held to maturity .........................................       (2,213)                --
          Securities available for sale .......................................     (273,397)             (34,944)
          Mortgage-backed securities held to maturity .........................         --                 (2,134)
          Mortgage-backed securities available for sale .......................      (15,598)            (171,918)
          Mortgage servicing rights ...........................................      (56,637)            (144,116)
          Federal Home Loan Bank stock ........................................      (49,891)             (16,998)
   Other changes in loans held for investment .................................     (189,065)             (83,139)
   Other changes in mortgage servicing rights .................................      (18,030)             (14,052)
   Net purchases of premises and equipment ....................................      (18,133)              (9,655)
                                                                                 -----------          -----------
          Net cash provided (used) by investing activities ....................       87,818             (483,494)
                                                                                 -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits ...................................................     (338,114)             102,130
     Proceeds from deposits purchased .........................................    1,509,688                 --
     Proceeds from Federal Home Loan Bank advances ............................    2,425,583            2,750,202
     Repayment of Federal Home Loan Bank advances .............................   (2,339,633)          (2,610,528)
     Net change in securities sold under agreements to repurchase
          and federal funds purchased..........................................     (416,876)             349,096
     Net change in advances from borrowers for taxes and insurance ............       19,585               17,408
     Payment of dividends .....................................................      (15,166)             (13,270)
     Proceeds from issuance of subordinated debt ..............................         --                216,234
     Repayment of senior notes ................................................         (500)            (114,500)
                                                                                 -----------          -----------
          Net cash provided by financing activities ...........................      844,567              696,772
                                                                                 -----------          -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................       51,369              (16,712)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............................       121,000              119,523
                                                                                  -----------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................   $   172,369          $   102,811
                                                                                  ===========          ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest ...................................................  $   460,408          $   394,231
     Cash paid for income taxes ...............................................        6,398                1,106

NONCASH INVESTING ACTIVITIES
     Real estate owned acquired through foreclosure ...........................       28,573               51,657
     Sales of real estate owned financed by the Bank ..........................          553               17,451
     Securitization of loans ..................................................      364,887              246,617
     Net transfer of loans from held for investment ...........................      670,461                 --
     Transfer of mortgage-backed securities from held to maturity to
          available for sale ..................................................         --                  6,843
     Change in unrealized gains (losses) on securities available for sale .....       (4,547)               8,257

          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPLES OF CONSOLIDATION
      The accompanying unaudited Consolidated Financial Statements include the accounts of Bank United Corp. (the "Parent Company"), Bank United, a federal savings bank (the "Bank"), and subsidiaries of both the Parent Company and the Bank (collectively known as the "Company"). All significant intercompany accounts have been eliminated in consolidation. A majority of the Company's assets and operations are derived from the Bank.

2.   BASIS OF PRESENTATION
     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements have been included. The results of operations for the nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any interim period. The interim financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Certain amounts within the accompanying Consolidated Financial Statements and the related Notes have been reclassified for comparative purposes to conform to the current presentation. Such reclassifications had no effect on previously presented net income or retained earnings.

3.   EARNINGS PER COMMON SHARE
     Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS"). It requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and requires a reconciliation of the basic EPS computation to the diluted EPS computation. All prior period EPS data were restated to comply with SFAS No. 128, but are not materially different. The table below presents the computation of EPS pursuant to SFAS No. 128 (in thousands, except per share data).

                                                           FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                                 ENDED JUNE 30,                ENDED JUNE 30,
                                                           ------------------------       ------------------------
                                                             1998            1997           1998            1997
                                                           -------       ----------       -------       ----------
INCOME
Net income before extraordinary loss....................  $ 23,913       $   19,603       $90,645       $   58,969
Extraordinary loss .....................................      --              2,323          --              2,323
                                                           -------       ----------       -------       ----------
Net income applicable to common shares..................  $ 23,913       $   17,280       $90,645       $   56,646
                                                           =======       ==========       =======       ==========

SHARES
Average common shares outstanding ......................    31,596           31,596        31,596           31,596
Potential dilutive common shares from options ..........       846              485           765              362
                                                           -------       ----------       -------       ----------
Average common shares and equivalents outstanding ......    32,442           32,081        32,361           31,958
                                                           =======       ==========       =======       ==========

BASIC EPS
Before extraordinary loss ..............................   $  0.76       $     0.62       $  2.87       $     1.86
Extraordinary loss .....................................      --               0.07          --               0.07
                                                           -------       ----------       -------       ----------
Basic EPS ..............................................   $  0.76       $     0.55       $  2.87       $     1.79
                                                           =======       ==========       -------       ==========

DILUTED EPS
Before extraordinary loss ..............................   $  0.74       $     0.61       $  2.80       $     1.84
Extraordinary loss .....................................      --               0.07          --               0.07
                                                           -------       ----------       -------       ----------
Diluted EPS ............................................   $  0.74       $     0.54       $  2.80       $     1.77
                                                           =======       ==========       =======       ==========

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   EMPLOYEE BENEFITS

     SUMMARY OF STOCK-BASED COMPENSATION
     The Company has granted stock options to certain employees and members of its Board of Directors under incentive and compensation plans. See the Company's 1997 Annual Report on Form 10-K for additional disclosures regarding these options.

                                                            At June 30,
                                    -------------------------------------------------------
                                              1998                         1997
                                    ---------------------------    ------------------------
                                    NUMBER OF    WEIGHTED-AVERAGE NUMBER OF  WEIGHTED-AVERAGE
                                     OPTIONS     EXERCISE PRICE    OPTIONS   EXERCISE PRICE
                                    ---------    --------------    -------   --------------
Outstanding at end of period ...... 1,647,220      $ 24.73        1,322,020    $21.02
Exercisable at end of period ......    34,000        32.46             --        --
Vested at end of period ...........   828,096        20.67           33,718     20.13

     PERFORMANCE UNITS
     Effective October 1, 1997, the Company's Board of Directors awarded performance units to executive officers and other key officers and employees under its 1996 Stock Incentive Plan. These units, which equate to shares of the Company's common stock on a one-for-one basis, will be earned based on the achievement of certain corporate performance goals over a performance period beginning October 1, 1997 and ending September 30, 2000. Upon completion of the performance period, the Company's Compensation Committee will determine the number of performance units that have been earned based on the Company's performance. Cash will be distributed to the participants equal to the number of performance units earned multiplied by the fair market value of the Company's common stock as of September 30, 2000. Additional units were awarded under this plan on March 30, 1998, bringing the maximum number of performance units to 201,000 in the aggregate. Compensation expense totalling $591,000 was recorded for the nine months ended June 30, 1998 relating to these units.

5.   COMPREHENSIVE INCOME
     As of October 1, 1997, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: the statement of operations, the statement of stockholders' equity, or a separate statement of comprehensive income. The Company is disclosing this information on its statement of stockholders' equity. The components of comprehensive income are net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends). This statement did not change the current accounting treatment for components of comprehensive income (i.e. changes in unrealized gains or losses on securities and mortgage-backed securities ("MBS") available for sale).

6.   RECENT ACCOUNTING STANDARDS
     SFAS No. 127, "Deferral of Certain Provisions of FASB Statement No. 125," was implemented January 1, 1998. This statement deferred certain provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," related to secured borrowings and collateral for all transactions and transfers of financial assets for securities purchased under agreements to resell ("Repurchase Agreements"), dollar rolls, securities lending, and similar transactions. Implementation of the deferred portion of SFAS No. 125 had no material effect on the Company's Consolidated Financial Statements.

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to stockholders, for years beginning after implementation. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. This statement is effective for fiscal years beginning after December 15, 1997. The Company anticipates implementing SFAS No. 131 for its fiscal 1998 Annual Report on Form 10-K. Implementation of SFAS No. 131 should have no material effect on the Company's Consolidated Financial Statements.

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," was issued. This statement requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 1999. The Company is evaluating the impact, if any, this statement may have on its future consolidated financial statements.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Bank United Corp.:

We have reviewed the accompanying condensed consolidated statement of financial condition of Bank United Corp. and its subsidiaries (collectively known as the "Company") as of June 30, 1998, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 1998 and 1997 and the related condensed consolidated statements of stockholders' equity and cash flows for the nine-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Houston, Texas
July 28, 1998

                                BANK UNITED CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997

GENERAL
     Net income was $90.6 million or $2.80 per diluted share for the nine months ended June 30, 1998, and $56.6 million or $1.77 per diluted share for the nine months ended June 30, 1997. The increase in net income was primarily attributable to two positive tax adjustments that were recorded in the second quarter of fiscal 1998, increased net interest income and increased loan servicing, community banking and commercial banking related fees. These increases were partially offset by lower gains on sales of single family loans and higher non-interest expenses.

NET INTEREST INCOME
     Net interest income was $214.6 million for the nine months ended June 30, 1998, compared to $198.9 million for the nine months ended June 30, 1997, a $15.7 million, or 8%, increase. This increase was attributable to a $1.4 billion, or 13%, increase in average interest-earning assets and a change in the composition of assets and deposits, partially offset by a 14 basis point decrease in the net yield on interest-earning assets ("net yield").

     AVERAGE BALANCE SHEET, INTEREST INCOME/EXPENSE, AND AVERAGE YIELD/RATE

                                                               FOR THE NINE MONTHS ENDED JUNE 30,
                                                 ----------------------------------------------------------------------------
                                                                     1998                                     1997
                                                 ---------------------------------------  -----------------------------------
                                                   AVERAGE                      YIELD/      AVERAGE                     YIELD/
                                                   BALANCE        INTEREST      RATE (1)    BALANCE        INTEREST     RATE (1)
                                                 -----------     -----------    -----     -----------     -----------   -----
                                                                       (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
 Short-term interest-earning assets .........    $   383,201     $    22,013     7.58%    $   589,249     $    26,732    5.98%
 Securities .................................        118,082           5,972     6.76          74,407           3,752    6.75
 Mortgage-backed securities .................      1,331,274          66,942     6.70       1,552,690          78,946    6.78
 Loans ......................................      9,699,719         566,574     7.78       7,938,565         482,077    8.10
 FHLB stock .................................        210,429           9,440     6.00         191,650           8,427    5.88
                                                 -----------     -----------     ----     -----------     -----------    ----
     Total interest-earning assets ..........     11,742,705         670,941     7.61      10,346,561         599,934    7.73
Non-interest-earning assets .................        854,910                                  600,225
                                                 -----------     -----------     ----     -----------     -----------    ----
     TOTAL ASSETS ...........................    $12,597,615                              $10,946,786
                                                 ===========                              ===========

INTEREST-BEARING LIABILITIES
   Deposits .................................    $ 5,936,938         221,453     4.99     $ 5,086,292         195,107    5.13
   FHLB advances ............................      4,082,665         176,999     5.72       3,696,314         157,701    5.63
   Securities sold under agreements
    to repurchase and federal funds
    purchased ...............................        996,419          43,216     5.72         934,166          39,703    5.60
Notes payable ...............................        220,121          14,684     8.89         136,616           8,514    8.31
                                                 -----------     -----------     ----     -----------     -----------    ----
       Total interest-bearing liabilities ...     11,236,143         456,352     5.40       9,853,388         401,025    5.41
Non-interest-bearing liabilities,
    minority interest,
    and stockholders' equity ................      1,361,472                                1,093,398
                                                 -----------     -----------     ----     -----------     -----------    ----
       TOTAL LIABILITIES, MINORITY
         INTEREST, AND
         STOCKHOLDERS' EQUITY ...............    $12,597,615                              $10,946,786
                                                 ===========                              ===========

Net interest income/interest rate spread ....                    $   214,589     2.21%                    $   198,909    2.32%
                                                                 ===========     ====                     ===========    ====

Net yield on interest-earning assets ........                                    2.44%                                   2.58%
                                                                                 ====                                    ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities .....           1.05                                     1.05
                                                        ====                                     ====

(1)  Annualized.

                                BANK UNITED CORP.


     The increase in average interest-earning assets came from growth in commercial loan originations and purchases. Average commercial loans increased $1.4 billion, or 106%, to $2.7 billion for the nine months ended June 30, 1998. Average deposits increased $850.6 million, or 17%, during the current period. Transaction accounts and certificates of deposit increased as a result of recent branch acquisitions. See "Discussion of Changes in Financial Condition from September 30, 1997 to June 30, 1998."

     The net yield was 2.44% for the nine months ended June 30, 1998, compared to 2.58% for the nine months ended June 30, 1997. Despite the significant increase in higher yielding commercial loans outstanding during the period, the gross yield on total loans decreased. This decrease was due principally to the decline in long-term market interest rates and the resulting prepayments of higher yielding single family loans. Deposit rates also declined during the period, which principally resulted from recent branch acquisitions and maturities of higher rate brokered deposits.

PROVISION FOR CREDIT LOSSES
     The provision for credit losses increased $2.1 million to $16.8 million for the nine months ended June 30, 1998. This increase principally resulted from an increase in the allowance established for the commercial loan portfolio, which was partially offset by a reduction in the allowance maintained for the single family loans held for investment portfolio. The commercial loan portfolio increased $1.5 billion, or 89%, from June 30, 1997 to June 30, 1998. Due to this growth, the Company increased this portfolio's allowance during the nine months ended June 30, 1998, bringing the commercial loan allowance ratio to approximately one percent. The single family loans held for investment portfolio decreased $2.0 billion, or 33%, from June 30, 1997 to June 30, 1998. The Company determined that its allowance for single family loans held for investment could be reduced, based on the portfolio's historical losses as well as the reduction in the outstanding portfolio balance. Accordingly, the allowance for single family loans held for investment was reduced, bringing the allowance ratio to approximately 30 basis points. The consumer loan provision decreased from the year ago period due to the sale of the consumer line of credit portfolio, totalling $37.6 million, in January 1998. Charge-offs of $4.9 million related to this sale were recorded during the first quarter of fiscal 1998.

                           ALLOWANCE FOR CREDIT LOSSES

                                         SINGLE
                                         FAMILY   COMMERCIAL  CONSUMER   TOTAL
                                         ------   ----------  --------   -----
                                                     (IN THOUSANDS)
Balance at September 30, 1996 ......    $28,672    $ 5,769    $ 5,219   $39,660
   Provision .......................      7,663      2,596      4,385    14,644
   Net charge-offs..................    (10,787)      (533)    (4,426)  (15,746)
                                        -------    -------    -------   -------
Balance at June 30, 1997 ...........    $25,548    $ 7,832    $ 5,178   $38,558
                                        =======    =======    =======   =======

Balance at September 30, 1997 ......    $24,538    $ 8,766    $ 5,870   $39,174
   Provision .......................     (9,041)    21,877      3,941    16,777
   Net charge-offs .................     (2,912)      (463)    (7,641)  (11,016)
                                        -------    -------    -------   -------
Balance at June 30, 1998 ...........    $12,585    $30,180    $ 2,170   $44,935
                                        =======    =======    =======   =======

                                BANK UNITED CORP.

                              NONPERFORMING ASSETS


                                              June 30,  September 30,  June 30,
                                                1998        1997        1997
                                             --------    --------   ---------
                                                       (in thousands)
Nonaccrual loans
  Single family..............................$ 60,190    $ 51,742   $  51,186
  Commercial.................................   5,667       1,995       2,638
  Consumer...................................     576         974         855
                                             --------    --------   ---------
                                               66,433      54,711      54,679
Premium (discounts)..........................      87        (759)       (818)
                                             --------    --------   ---------
   Net nonaccrual loans  ....................  66,520      53,952      53,861
REO, primarily single family properties......  19,028      21,038      22,297
                                             --------    --------   ---------
     Total nonperforming assets..............$ 85,548    $ 74,990   $  76,158
                                             ========    ========   =========


                        Selected Asset Quality Ratios

                                                  At or For the      At or For        At or For the
                                                Nine Months Ended  the Year Ended    Nine Months Ended
                                                   June 30, 1998  September 30, 1997  June 30, 1997
                                                   -------------  ------------------  -------------
Allowance for credit losses to net nonaccrual loans
  Single family ..................................      20.87%           47.37%           49.89%
  Total...........................................      67.55            72.61            71.59
Allowance for credit losses to total loans .......       0.46             0.43             0.46
Nonperforming assets to total assets .............       0.65             0.63             0.67
Net nonaccrual loans to total loans ..............       0.68             0.60             0.65
Nonperforming assets to total loans and REO ......       0.88             0.83             0.91
Net loan charge-offs to average loans - annualized
  Single family ..................................       0.06             0.18(1)          0.23(1)
  Total ..........................................       0.15(2)          0.23(1)          0.26(1)

(1) Excluding charge-offs totalling $5.0 million related to the nonperforming loan sale in April 1997, the single family charge-off ratio for fiscal 1997 and the nine months ended June 30, 1997, would have been 0.11% and 0.12%, and the total charge-off ratio would have been 0.17% and 0.18%, respectively.

(2) Excluding charge-offs in December 1997 totalling $4.9 million related to the January 1998 sale of the consumer line of credit portfolio, the total charge-off ratio would have been 0.08%.

NON-INTEREST INCOME
     Non-interest income decreased $12.2 million, or 18%, during the nine months ended June 30, 1998, compared to the nine months ended June 30, 1997. This decrease was largely the result of lower gains on sales of single family loans, partially offset by increased loan servicing, community banking and commercial banking related fees. The prior period's results include a $4.0 million gain related to the sale of certain retail mortgage origination offices.

     Despite an increase in the volume of single family loans sold ($1.3 billion for the nine months ended June 30, 1998, compared to $1.1 billion for the nine months ended June 30, 1997), gains on sales of such loans declined $15.0 million, or 73%. Loans sold during the current period were originated through the Company's wholesale network. Loans sold in the prior period were principally originated through the Company's retail network, which was sold during the second quarter of fiscal 1997. While loans originated through a wholesale network typically have a higher cost basis and therefore reduced gains upon sale, non-interest expenses associated with such loans are generally lower. Changes in the mix of products sold and, to a lesser extent, competitive market pressures also contributed to lower gains during the current period.

                                BANK UNITED CORP.

     Loan servicing income, which consists of loan servicing fee revenue, net of the amortization of mortgage servicing rights ("MSRs"), increased $454,000 during the nine months ended June 30, 1998, compared to the same period a year ago. Loan servicing income for the current period was reduced by a valuation allowance of $4.8 million before tax, or $0.09 per diluted share, for prepayments on the servicing portfolio's underlying loans. Excluding this valuation allowance, loan servicing income increased $5.0 million, or 21%, during the current period. Gross servicing fee revenue increased $22.9 million and the related amortization of MSRs increased $17.9 million. These increases resulted from a larger portfolio of single family loans serviced for others, which averaged $18.2 billion for the nine months ended June 30, 1998, compared to $11.0 billion for the nine months ended June 30, 1997. Other non-interest income increased $6.9 million, or 46%, during the nine months ended June 30, 1998, resulting from higher community banking and commercial banking related fees.

NON-INTEREST EXPENSE
     Non-interest expense was $138.8 million for the nine months ended June 30, 1998, up 5% from $132.4 million for the nine months ended June 30, 1997. Despite the increase in expenses, the ratio of non-interest expense to average total assets decreased from 1.62% for the nine months ended June 30, 1997 to 1.47% for the current nine month period, while the efficiency ratio remained unchanged at approximately 50 percent for both periods. The expense increase was principally the result of growth in the Company's servicing portfolio, higher levels of loan activity and recent branch acquisitions. Start-up costs incurred in conjunction with the Company's program of offering home equity loans in Texas also caused an increase in non-interest expenses. Prior period's non-interest expense included costs associated with the retail mortgage origination network, which was sold in the second quarter of fiscal 1997, and higher Savings Association Insurance Fund ("SAIF") premiums.

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

DISCUSSION OF CHANGES IN FINANCIAL CONDITION FROM SEPTEMBER 30, 1997 TO JUNE 30, 1998

GENERAL
     Total assets increased during the nine months ended June 30, 1998 by $1.1 billion, or 9%, to $13.1 billion. This increase primarily occurred in the loan portfolio. During this period, the Company acquired 21 branches with deposits totalling $1.5 billion. The cash acquired in these transactions, along with principal repayments on loans and MBS, were used to fund the growth in the Company's loan portfolio and reduce borrowings.

     Repurchase Agreements and federal funds sold increased $491.3 million during the nine months ended June 30, 1998 to $840.5 million. This increase primarily resulted from the Company's ability to borrow funds and invest those funds at a positive spread on a short-term basis.

     Securities increased $59.6 million, or 77%, during the nine months ended June 30, 1998. During this period, $275.7 million of securities were purchased and $198.6 million matured. Additionally, $364.9 million of securities were created through the securitization of Small Business Administration ("SBA") loans and $378.2 million of these securities were sold. The interest-only strips related to these securitizations approximating $34.1 million were retained by the Company.

     MBS declined $519.6 million during the nine months ended June 30, 1998 due to principal repayments and sales. Principal repayments increased 66%, totalling $396.3 million during the nine months ended June 30, 1998, compared to $238.8 million for the year ago period, as a result of increased refinancing activity. Sales of MBS totalled $103.4 million during the nine months ended June 30, 1998, compared to $6.9 million during the year ago period. The net unrealized gain on securities available for sale decreased $4.5 million consistent with the decline in the MBS portfolio balance.

                                BANK UNITED CORP.

     Total loans increased $716.6 million, or 8%, during the nine months ended June 30, 1998, to $9.7 billion. Additionally, the composition of the loan portfolio changed as the Company continued to expand its commercial and consumer lending lines of business. At June 30, 1998, commercial and consumer loans totalled 37% of the Company's total loan portfolio, compared to 28% at September 30, 1997.

                    ORIGINATION, PURCHASE, AND SALE OF LOANS

                                                     FOR THE NINE MONTHS ENDED
                                                              JUNE 30,
                                                     --------------------------
                                                         1998            1997
                                                     -----------    -----------
                                                           (IN THOUSANDS)

Beginning balance, September 30 ...................  $ 8,995,229    $ 7,519,488
   Fundings
       Single family ..............................    2,791,581      1,603,305
       Commercial .................................    1,942,142      1,045,748
       Consumer ...................................      308,592        109,056
   Purchases
       Single family ..............................      113,100        715,134
       Commercial .................................      579,843        347,169
       Consumer ...................................          172         88,424
   Net change in mortgage banker finance line of
       credit .....................................      178,217        169,260
   Repayments .....................................   (3,443,696)    (1,824,037)
   Securitized loans sold or transferred ..........   (1,031,320)    (1,175,579)
   Sales ..........................................     (687,696)      (289,117)
   Other ..........................................      (34,375)       (36,947)
                                                     -----------    -----------
Ending balance, June 30 ...........................  $ 9,711,789    $ 8,271,904
                                                     ===========    ===========



                                 LOAN PORTFOLIO

                                       JUNE 30,      SEPTEMBER 30,     JUNE 30,
                                         1998            1997            1997
                                      ----------      ----------      ----------
                                                    (IN THOUSANDS)
Single family
   Held for investment .........      $4,069,641      $5,795,179      $6,086,495
   Held for sale ...............       2,048,921         697,410         243,808
Commercial .....................       3,122,336       2,201,880       1,655,536
Consumer .......................         470,891         300,760         286,065
                                      ----------      ----------      ----------
                                      $9,711,789      $8,995,229      $8,271,904
                                      ==========      ==========      ==========

    The commercial loan portfolio increased $920.5 million, or 42%, since September 1997, due to originations and purchases. Commercial loan originations, primarily related to residential construction loans, totalled $1.9 billion during the nine months ended June 30, 1998, an increase of $896.4 million, or 86%, over the year ago period. During the nine months ended June 30, 1998, the Company purchased commercial real estate loans with principal balances totalling $157.8 million. These loans are secured by apartment buildings, office buildings, and retail centers. Additionally, $422.0 million of SBA loans were purchased during the nine months ended June 30, 1998, $364.9 million of which were securitized. In summary, during the nine month period ended June 30, 1998, the commercial loan portfolio increased as follows: single family construction ($252.2 million or 65%), multi-family ($125.2 million or 16%), commercial real estate ($189.6 million or 50%), healthcare ($118.4 million or 125%), mortgage banker finance line of credit ($178.2 million or 38%), and SBA ($56.9 million or 49%).

                                BANK UNITED CORP.

    Consumer loans increased $170.1 million, or 57%, to $470.9 million at June 30, 1998. This increase can be attributed to an increase in the home improvement loan portfolio of 45% and the implementation of the Company's home equity lending program in Texas. Since the program began in January 1998, following an amendment to the Texas constitution permitting such lending in the state, the Company has funded $175.5 million of such loans.

    Total single family loans decreased $374.0 million, or 6%, during the nine months ended June 30, 1998. Single family loans held for investment decreased $1.7 billion, which was partially offset by a $1.4 billion increase in single family loans held for sale.

    Single family loans held for sale increased as a result of higher originations. Despite the sale of certain mortgage origination offices during fiscal 1997, single family loan originations increased to $2.8 billion during the nine months ended June 30, 1998, compared to $1.6 billion during the nine months ended June 30, 1997. The increase in originations is due to increased refinancing activity resulting from lower long-term market interest rates. Refinancings approximated $2.0 billion and $603.3 million, or 72% and 37% of total single family loan originations during these periods. Sales of single family loans were $1.3 billion for the nine months ended June 30, 1998, compared to $1.1 billion for the year ago period.

    The decrease in single family loans held for investment is due primarily to principal repayments. The outstanding balance of these loans has decreased as the Company continues to build its commercial and consumer loan portfolios and designate a greater portion of its single family originations as held for sale.

    During the nine months ended June 30, 1998, the Company purchased servicing rights associated with $7.5 billion in loans for a premium of $158.2 million. While loans totalling $6.6 billion included in these purchases will not be transferred to the Company until the fourth quarter of fiscal 1998, the risks and rewards of ownership of the related servicing rights were transferred to the Company at the time of purchase.

    Deposits increased $1.2 billion during the nine months ended June 30, 1998. During this period, the Company purchased 21 branches with deposits totalling $1.5 billion and associated goodwill of $51.7 million. The Company has consolidated 12 of the 21 branches purchased into existing branches.

    Increases in other assets and other liabilities were primarily due to increased goodwill as a result of recent branch acquisitions and due to growth in the Company's servicing portfolio.

LIQUIDITY
    The Bank is required by Office of Thrift Supervision ("OTS") regulations to maintain a certain level of liquidity. The Bank's average daily liquidity ratio for the quarter ended June 30, 1998 was 6.23%, compared to the requirement of 4.0%.

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

    The Company's ability to pay dividends on its common stock and to meet its other cash obligations is dependent upon the receipt of dividends from the Bank. The declaration of dividends by the Bank on all classes of its capital stock is subject to the discretion of the Board of Directors of the Bank, the terms of the Bank preferred stock, and applicable regulatory requirements. At June 30, 1998, the Bank had $214.3 million of available capacity for the payment of dividends under OTS regulations. See "Management's Discussion and Analysis - Capital Resources and Liquidity" in the Company's 1997 Annual Report on Form 10-K.

                                BANK UNITED CORP.


REGULATORY MATTERS
    The Bank's capital levels at June 30, 1998 and September 30, 1997 qualified it as "well-capitalized", the highest of five tiers under applicable regulatory definitions. The Bank's capital ratios at June 30, 1998 and September 30, 1997, and the regulatory capital requirements were as follows:

                                JUNE 30,  SEPTEMBER 30,  CAPITAL ADEQUACY   WELL-CAPITALIZED
                                  1998        1997         REQUIREMENT        REQUIREMENT
                              ----------  ------------   ----------------   ----------------
Tangible capital .............    7.03%       7.72%           1.50%              --
Core/leverage capital ........    7.06        7.77            3.00               5.00%
Tier 1 capital ...............   10.42       12.65            --                 6.00
Total risk-based capital .....   10.93       13.18            8.00              10.00

DISCUSSION OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

GENERAL
    Net income was $23.9 million or $0.74 per diluted share for the three months ended June 30, 1998, and $17.3 million or $0.54 per diluted share for the three months ended June 30, 1997. The increase in net income was due to an increase in net interest income and increased loan servicing, community banking and commercial banking related fees, partially offset by lower gains on sales of single family loans and higher non-interest expenses.

NET INTEREST INCOME
    Net interest income was $75.2 million for the three months ended June 30, 1998, compared to $66.6 million for the three months ended June 30, 1997, for an $8.6 million, or 13%, increase. This increase was attributable to a $1.6 billion, or 16%, increase in average interest-earning assets and a change in the composition of assets and deposits, partially offset by a 7 basis point decrease in the net yield.

     AVERAGE BALANCE SHEET, INTEREST INCOME/EXPENSE, AND AVERAGE YIELD/RATE

                                                                            FOR THE THREE MONTHS ENDED JUNE 30,
                                                       ----------------------------------------------------------------------
                                                                         1998                                1997
                                                       ------------------------------------  --------------------------------
                                                         AVERAGE                   YIELD/      AVERAGE                 YIELD/
                                                         BALANCE       INTEREST    RATE (1)    BALANCE     INTEREST     RATE (1)
                                                       -----------   -----------  ---------  -----------   ---------    -----
                                                                       (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS
 Short-term interest-earning assets ................   $   552,931   $    10,164     7.27%   $   572,720    $  9,195    6.35%
 Securities ........................................       112,553         1,693     6.03         67,725       1,521    9.00
 Mortgage-backed securities ........................     1,202,004        19,962     6.64      1,504,305      25,610    6.81
 Loans .............................................    10,008,019       193,439     7.73      8,119,958     163,677    8.06
 FHLB stock ........................................       207,389         3,102     6.00        193,411       2,900    6.01
                                                       -----------   -----------     ----     ----------   ---------    ----
     Total interest-earning assets .................    12,082,896       228,360     7.55     10,458,119     202,903    7.75
Non-interest-earning assets ........................       955,112                               665,391
                                                       -----------   -----------     ----     ----------   ---------    ----
     TOTAL ASSETS ..................................   $13,038,008                           $11,123,510
                                                       ===========                           ===========

INTEREST-BEARING LIABILITIES
   Deposits ........................................   $ 6,462,527        79,448     4.93    $ 5,156,202      65,733    5.11
   FHLB advances ...................................     4,079,943        58,242     5.65      3,645,949      52,399    5.68
   Securities sold under agreements to repurchase
    and federal funds purchased ....................       740,955        10,591     5.65        990,724      14,263    5.70
    Notes payable ..................................       219,954         4,892     8.90        179,846       3,888    8.65
                                                       -----------   -----------     ----     ----------   ---------    ----
       Total interest-bearing liabilities ..........    11,503,379       153,173     5.31      9,972,721     136,283    5.44
Non-interest-bearing liabilities, minority interest,
    and stockholders' equity .......................     1,534,629                             1,150,789
                                                       -----------   -----------     ----     ----------   ---------    ----
       TOTAL LIABILITIES, MINORITY INTEREST AND
         STOCKHOLDERS' EQUITY ......................   $13,038,008                           $11,123,510
                                                       ===========                           ===========

Net interest income/interest rate spread ...........                 $    75,187     2.24 %                 $ 66,620    2.31%
                                                                     ===========     ====                   ========    ====

Net yield on interest-earning assets ...............                                 2.49 %                             2.56%
                                                                                     ====                               ====
Ratio of average interest-earning assets to
   average interest-bearing liabilities.............          1.05                                             1.05
                                                              ====                                             ====

(1) Annualized

                                BANK UNITED CORP.

     The increase in average interest-earning assets came from growth in commercial loan originations and purchases. Average commercial loans increased $1.5 billion, or 98%, to $3.0 billion for the three months ended June 30, 1998. Average deposits increased $1.3 billion, or 25%, during the current quarter. Transaction accounts and certificates of deposit increased as a result of recent branch acquisitions. See "Discussion of Changes in Financial Condition from September 30, 1997 to June 30, 1998."

     The net yield was 2.49% for the three months ended June 30, 1998, compared to 2.56% for the three months ended June 30, 1997. This decrease was due principally to a decline in long-term market interest rates, partially offset by a decline in deposit rates resulting from recent branch acquisitions and maturities of higher rate brokered deposits.

PROVISION FOR CREDIT LOSSES
     The provision for credit losses decreased $1.6 million from the year ago quarter, primarily due to lower provisions for single family and consumer loans. The provision for single family loans decreased $1.8 million from the year ago quarter, primarily as a result of a decrease in the single family loans held for investment portfolio and due to that portfolio's low historical loss experience. The provision for consumer loans decreased $1.1 million from the year ago quarter, primarily as a result of the January 1998 sale of the consumer line of credit portfolio totalling $37.6 million. These decreases were partially offset by a $1.3 million increase in the provision for commercial loans, resulting from growth in this portfolio.

                           ALLOWANCE FOR CREDIT LOSSES


                                      Single
                                      Family    Commercial   Consumer    Total
                                      ------    ----------   --------    -----
                                                   (in thousands)

Balance at March 31, 1997 .......   $ 31,362    $  7,372    $ 5,014    $ 43,748
  Provision .....................        894         775      1,756       3,425
  Net charge-offs ...............     (6,708)       (315)    (1,592)     (8,615)
                                    --------    --------    -------    --------
Balance at June 30, 1997 ........   $ 25,548    $  7,832    $ 5,178    $ 38,558
                                    ========    ========    =======    ========

Balance at March 31, 1998 .......   $ 14,111    $ 28,427    $ 1,877    $ 44,415
  Provision .....................       (920)      2,035        699       1,814
   Net charge-offs ..............       (606)       (282)      (406)     (1,294)
                                    --------    --------    -------    --------
Balance at June 30, 1998 ........   $ 12,585    $ 30,180    $ 2,170    $ 44,935
                                    ========    ========    =======    ========


NON-INTEREST INCOME
     Non-interest income increased $5.3 million, or 31%, during the three months ended June 30, 1998, compared to the three months ended June 30, 1997. Loan servicing income increased $2.8 million, or 36%, during the current quarter. Gross servicing fee revenue increased $9.8 million and was partially offset by a $7.6 million increase in the amortization of MSRs. These increases resulted from a larger portfolio of single family loans serviced for others which averaged $18.6 billion for the three months ended June 30, 1998, compared to $13.1 billion for the three months ended June 30, 1997. Other non-interest income increased $3.4 million, or 64%, during the current quarter resulting from higher community banking and commercial banking related fees.

NON-INTEREST EXPENSE
     Non-interest expense was $50.5 million for the three months ended June 30, 1998, up 23% from $41.3 million for the three months ended June 30, 1997. This increase was principally due to the growth in the Company's servicing portfolio, higher levels of loan activity and recent branch acquisitions. Start-up costs incurred in conjunction with the Company's program of offering home equity loans in Texas also caused an increase in non-interest expenses.

YEAR 2000
     See "Management Discussion and Analysis - Contingencies and Uncertainties - Year 2000" in the Company's 1997 Annual Report on Form 10-K.

FORWARD-LOOKING INFORMATION
     Statements and financial discussion and analysis contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward- looking statements involve a number of risks and uncertainties. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, changes in interest rates and economic conditions; the shift in the Company's emphasis from residential mortgage lending to community and commercial banking activities; increased competition for deposits and loans adversely affecting rates and terms; changes in the availability of funds increasing costs or reducing liquidity; changes in local economic and business conditions adversely affecting the Bank's customers or impacting the value of the Bank's collateral; changes in availability of loans originated by other financial institutions or the Company's ability to purchase such loans on favorable terms; changes in availability of single family servicing rights in the marketplace and the Company's ability to purchase such assets on favorable terms; changes in the levels of loan prepayments and the resulting effects on the value of the loan and servicing portfolios and the related hedging instruments; the Company's ability to make acquisitions of other depository institutions, their assets or their liabilities on favorable terms to the Bank and the Company's successful integration of any such acquisitions; changes in the ability of the Bank to pay dividends on its common stock; changes in applicable statutes and government regulations or their interpretations; the loss of senior management or operating personnel; claims with respect to representations and warranties made by the Company to purchasers and insurers of mortgage loans and to purchasers of MSRs; claims of noncompliance by the Company with statutory and regulatory requirements; and changes in the status of litigation to which the Company is a party. See "Risk Factors" in the Company's registration statement filed with respect to an offering of its common stock (Registration No. 333-19237).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's principal market risk exposure is to changes in market interest rates. The Company's asset and liability management process is utilized to manage the Company's interest rate risk through structuring the balance sheet and off-balance-sheet portfolios to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. The achievement of this goal requires a balance between profitability, liquidity, and interest rate risk. See discussion in "Business - Asset and Liability Management" in the Company's 1997 Annual Report on Form 10- K.

     The following table represents an analysis of the sensitivity inherent in the Company's net interest income and market value of portfolio equity ("MVE"). MVE is the market value of assets, less the market value of liabilities, adjusted for the market value of MSRs and off-balance-sheet instruments. The interest rate scenarios presented in the table include interest rates at June 30, 1998 projected forward for the twelve months ended June 30, 1999 and adjusted by instantaneous parallel rate changes upward and downward of up to 200 basis points. Each rate scenario reflects unique prepayment and repricing assumptions.

     Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The MVE is significantly impacted by the estimated effect of prepayments on the value of single family loans, MBS and servicing as rates decline. Further, this analysis is based on the Company's assets, liabilities, MSRs and off- balance-sheet instruments at June 30, 1998 and does not contemplate any actions the Company might undertake in response to changes in market interest rates. This action could minimize the decrease in MVE in the downward rate scenarios.

                  CHANGE IN       NET INTEREST
                INTEREST RATES      INCOME           MVE
                --------------    -----------       ----
                    +200           (7.53)%        (9.88)%
                    +100           (2.09)         (2.33)
                       0            0.00           0.00
                    -100            0.01          (5.45)
                    -200           (0.20)         (0.30)

                                BANK UNITED CORP.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         On July 25, 1995, the Bank, the Parent Company (including its predecessors), and Hyperion Partners L.P. (collectively, "Plaintiffs") filed suit against the United States of America in the United States Court of Federal Claims for breach of contract and other claims. The action arose because the passage of Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and the regulations adopted by the OTS pursuant to FIRREA deprived Plaintiffs of their contractual rights.

      In December 1988, the United States, through its agencies, entered into certain agreements with the Plaintiffs that resulted in contractual obligations owed to Plaintiffs. Plaintiffs contend that the obligations were undertaken to induce, and did induce, the Company's acquisition of substantially all of the assets and the secured deposit, and certain tax liabilities of United Savings Association of Texas ("Old USAT"), an insolvent savings and loan association, thereby relieving the Federal Savings and Loan Insurance Corporation ("FSLIC"), an agency of the United States government ("Government"), of the immense costs and burdens of taking over and managing or liquidating the institution.

      The lawsuit alleges breaches of the United States' contractual obligations
(1) to abide by a capital forbearance, which would have allowed the Bank to operate for ten years under negotiated capital levels lower than the levels required by the then existing regulations or successor regulations, (2) to abide by its commitment to allow the Bank to count $110 million of subordinated debt as regulatory capital for all purposes, and (3) to abide by an accounting forbearance, which would have allowed the Bank to count as capital for regulatory purposes, and to amortize over a period of twenty-five years, the $30.7 million difference between certain FSLIC payment obligations to the Bank and the discounted present value of those future FSLIC payments. The lawsuit seeks monetary relief for the breaches by the United States of its contractual obligations to Plaintiffs and other relief.

      The lawsuit was stayed from the outset by a judge of the Court of Federal Claims pending the Supreme Court's decision in UNITED STATES V. WINSTAR CORP., an action by three other thrifts raising similar issues (the "WINSTAR cases"). Since the Supreme Court ruling, the Chief Judge of the Court of Federal Claims has established a case management protocol for the more than 100 lawsuits on the Court of Federal Claims docket, that, like Plaintiffs' case, involve issues similar to those raised in the WINSTAR cases. Chief Judge Loren Smith of the United States Court of Federal Claims transferred all WINSTAR-related cases to his own docket and entered an Omnibus Case Management Order governing proceedings in such cases, including the Company's case. Under the Omnibus Case Management Order, Chief Judge Smith serves as the "Managing Judge" for all WINSTAR-related cases and may assign other judges of the United States Court of Federal Claims to resolve pre-trial discovery disputes and common legal issues and to conduct trials. The damage trial of one of the three WINSTAR cases has been completed, and the other two cases have been settled. Trials in the remaining cases subject to the Omnibus Case Management Plan are scheduled to begin in December, 1998. The Company's case is one of thirteen cases that "shall be accorded priority in the scheduling" of the damages trials under the Omnibus Case Management Order. On January 3, 1997, the court issued a scheduling order scheduling the trial of the Company's case in the third month after the trials of the "priority" cases begin.

      In December 1996, Chief Judge Smith decided the motion IN LIMINE on damage theories of Glendale Federal, one of four WINSTAR plaintiffs, and allowed Glendale Federal to assert several other alternative damage theories against the Government. While the Company expects Plaintiffs' claims for damages to exceed $200 million, and that they could range as high as $1 billion or more, the Company is unable to predict the outcome of Plaintiffs' suit against the United States and the amount of judgment for damages, if any, that may be awarded. Plaintiffs expect that the government may argue that no breach by the government has occurred and that damages to the Plaintiffs, in any event, would approach zero. The Company, on November 27, 1996, moved for partial summary judgment on liability, and the Government has opposed the motion. The Company is pursuing an early trial on damages. Uncertainties remain concerning the administration of the Omnibus Case Management Order and the future

                                BANK UNITED CORP.

course of the Company's lawsuit pursuant to the Omnibus Case Management Order. Accordingly, the Company cannot predict the timing of any resolution of its claims, and now expects the trial of its case to commence during the second quarter of fiscal 1999. The Company is unable to predict the outcome of its suit against the United States and the amount of judgment for damages, if any, that may be awarded. Consequently, no assurances can be given as to the results of this suit.

      The Company has agreed to participate in a non-binding alternative dispute resolution process with the Government. The Company has not changed its assessment of the merits of its claims and has agreed to participate in the settlement process solely in an effort to resolve its claims on favorable terms without the expense and uncertainty of a trial. There can be no assurance that a settlement will be reached, and, if there is no settlement, the Company will proceed to trial on the original trial schedule.

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
      Not applicable.
ITEM 6A.  EXHIBITS

   EXHIBIT NO.                IDENTIFICATION OF EXHIBIT
   -----------                -------------------------

     *15.1          -         Letter in Lieu of Consent of Deloitte & Touche
                              LLP, independent accountants

     *27.1          -         Financial Data Schedule, Quarter Ended June 30,
                              1998

  * Filed herewith.

ITEM 6B.  REPORTS ON FORM 8-K
     The Company did not file a report on Form 8-K during the nine months ended June 30, 1998.

                                BANK UNITED CORP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  BANK UNITED CORP.
                                                   (Registrant)


Date              AUGUST 12, 1998                  /s/ BARRY C. BURKHOLDER
      -------------------------------------       ------------------------
                                                   Barry C. Burkholder
                                                   President
                                                   Chief Executive Officer
                                                   (Duly Authorized Officer)


Date             AUGUST 12, 1998                   /s/ ANTHONY J. NOCELLA
       ------------------------------------        ------------------------
                                                   Anthony J. Nocella
                                                   Vice Chairman
                                                   Chief Financial Officer