Form 10-K405
period 1998-09-30
BANK UNITED CORP
filed 1998-12-22
CIK 906420

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                    FORM 10-K
                            ------------------------

(Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended September 30, 1998.

                                          OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ___________

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 543-6500

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

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of December 15, 1998, was $1,048,604,659.

     The number of shares outstanding as of the registrant's $0.01 par value common stock, as of December 15, 1998, was as follows:

         TITLE OF EACH CLASS                               NUMBER OF SHARES
         -------------------                               ----------------
               Class A                                        28,324,076
               Class B                                        3,241,320

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the registrant's 1998 Annual Meeting of Shareholders are incorporated by reference to Part III of this Annual Report on Form 10-K.

================================================================================

                               BANK UNITED CORP.
                          1998 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS
                                                                        PAGE
                                                                        ----
                                   PART I

ITEM  1. BUSINESS....................................................      1
              General................................................      1
              Commercial Banking Group...............................      2
              Financial Markets Group................................      3
              Mortgage Servicing Group...............................      5
              Community Banking Group................................      7
              Mortgage Banking Group.................................      8
              Loan Portfolio.........................................      9
              Investment Portfolio...................................     10
              Deposits...............................................     11
              Market Risk Analysis...................................     12
              Competition............................................     15
              Subsidiaries...........................................     15
              Personnel..............................................     15
              Federal Financial Assistance...........................     15
              Regulation.............................................     17
              Taxation...............................................     27

ITEM  2. PROPERTIES..................................................     29

ITEM  3. LEGAL PROCEEDINGS...........................................     29

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     30


                                  PART II

ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.......................................     31

ITEM  6. SELECTED FINANCIAL DATA.....................................     32

ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.................................     36
              Discussion of Results of Operations....................     36
              Discussion of Changes in Financial Condition...........     41
              Asset Quality..........................................     44
              Capital Resources and Liquidity........................     48
              Contingencies and Uncertainties........................     50
              Recent Accounting Standards............................     51
              Forward-Looking Information............................     51

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK........................................................     53

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     53

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE..................................     53

                                      (i)

                                                                        PAGE
                                                                        ----
                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     53

ITEM 11. EXECUTIVE COMPENSATION......................................     53

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT................................................     53

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     53


                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K.......................................................     54

                                  SIGNATURES                              58

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS              60

                                      (ii)

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Bank United Corp. (the "Parent Company") became the holding company for Bank United (the "Bank") upon the Bank's formation in December 1988. The Bank is a federally chartered savings bank, and its deposits are insured by the Savings Association Insurance Fund (the "SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC"). In December 1996, the Parent Company formed a wholly owned Delaware subsidiary, BNKU Holdings, Inc. ("Holdings"), which is now the parent company of the Bank. The Consolidated Financial Statements included herein include the accounts of the Parent Company, Holdings, the Bank, and the Bank's wholly owned subsidiaries (collectively known as the "Company").

     The Company is a broad-based financial services provider to consumers and businesses in Texas and selected markets throughout the United States. At September 30, 1998, the Company operated an 84-branch community banking network serving nearly 265,000 households, 21 commercial banking offices in 18 states and eight wholesale mortgage origination offices in seven states. As of September 30, 1998, the Company was the largest publicly traded depository institution headquartered in Texas, with $13.7 billion in assets, $6.3 billion in deposits and $684.4 million in stockholders' equity. The Company's address is 3200 Southwest Freeway, Houston, Texas 77027, and its telephone number is (713) 543-6500.

     Historically, the Company's operating strategy emphasized traditional single family mortgage lending and deposit gathering activities. Over the past few years, management has pursued a strategy designed to reduce the Company's reliance on single family mortgage lending by developing higher margin commercial and consumer lending and fee producing lines of business. During fiscal 1997, the Company sold certain of its mortgage origination offices, but retained its mortgage servicing business, its retail mortgage origination capability in Texas through its community banking branches, and its wholesale mortgage capabilities. During fiscal 1998, the Company continued to increase its commercial and consumer loan portfolios, its mortgage servicing portfolio and the level of lower cost transaction and commercial deposit accounts.

     While pursuing this strategy entails risks different from those present in single family mortgage lending, the Company believes it has taken appropriate measures to manage these risks. The Company has developed a comprehensive credit approval process and formalized underwriting policies and procedures. The Company has hired experienced commercial banking professionals, trained other personnel to manage and staff these businesses, developed effective loan administration functions, and closely monitors the performance of the businesses.

     The Company's operations are subject to various material business risks. For example, changes in prevailing interest rates can have significant effects on the Company's profitability. The Company's business risks may become more acute in periods of economic slowdown or recession. During such periods, payment delinquencies, loan collection proceedings, and foreclosures generally increase and could result in an increased incidence of claims and legal actions against the Company. In addition, such conditions could lead to a decline in demand for the Company's products and services.

     The Company has traditionally managed its business to limit overall exposure to changes in interest rates. However, management has latitude to increase the Company's interest rate sensitivity position within certain limits. As a result, changes in market interest rates may have a greater impact on the Company's financial performance than they have had historically. See "-- Market Risk Analysis."

     An increase in the general level of interest rates may affect the Company's net interest spread because of the periodic caps that limit the interest rate change on the Company's mortgage-backed securities ("MBS") and loans that pay interest at adjustable rates. Additionally, an increase in interest rates may reduce, among other things, the demand for loans and the Company's ability to originate loans while negatively impacting the Company's cost of funds. A decrease in interest rates may affect the Company through, among other things, increased prepayments on its loan and servicing portfolios and increased competition for deposits. Accordingly, changes in market interest rates affect the Company's net interest spread, loan origination volume, loan and servicing portfolios, and overall operating results.

     The Company's business is conducted through the Commercial Banking, Financial Markets, and Community Banking Groups, which comprise the Banking Segment, and the Mortgage Servicing Segment. See Note 17 to the Consolidated Financial Statements for summarized financial information by business segment.

COMMERCIAL BANKING GROUP

     The Commercial Banking Group provides credit and a variety of cash management and other services primarily to real estate related commercial businesses. Other products and industry specialties of this group include healthcare lending, commercial syndications, and other commercial and industrial loan products. Business is solicited in Texas and in targeted markets throughout the United States. At September 30, 1998, the commercial banking network consisted of 21 offices in 18 states, compared to 11 offices in nine states at September 30, 1997. A majority of the $3.5 billion of commercial loans outstanding at September 30, 1998, was managed and serviced by the Commercial Banking Group. During fiscal 1998, the commercial loan portfolio increased by $1.3 billion or 58%. See "-- Loan Portfolio."

     MORTGAGE BANKER FINANCE ("MBF")

     The Commercial Banking Group provides small- and medium-sized mortgage companies with credit facilities, including warehouse lines of credit, securities purchased under agreements to resell ("repurchase agreements"), term loans secured by mortgage servicing rights ("MSRs"), and working capital credit lines. The credit facilities provided to these mortgage companies usually are secured by single family mortgages or related servicing rights. The Company advances funds to approved borrowers based on a percentage of the market value of the collateral security. MBF loans and lines of credit are subject to the risk of collateral value changes with changing interest rates. The loans also are subject to the risk that the collateral may be documented fraudulently or improperly. MBF customers usually have higher leverage than other commercial borrowers. At September 30, 1998, this business line had $787.7 million of loans outstanding, $123.5 million of repurchase agreements outstanding, and $501.6 million in unfunded commitments. The Commercial Banking Group also offers commercial banking services, including cash management, document custody, and deposit services to its mortgage banking customers. Deposits related to MBF activities totalled $1.1 billion at September 30, 1998, and had an average cost of funds to the Company of 5.48% for fiscal 1998. See "-- Deposits."

     MULTI-FAMILY LENDING

     The Commercial Banking Group provides financing for operating multi-family properties, real estate investment trusts, and selected construction, acquisition, and rehabilitation projects. These loans are solicited directly in Texas and in targeted markets throughout the United States through regional offices and preapproved multi-family mortgage banking correspondents. Multi-family lending is subject to the risk that the borrower may not complete construction in a timely manner or may misrepresent the progress or status of the project. Additionally, the value of the completed collateral is subject to market value changes and may be adversely affected by the presence of undetected, environmentally sensitive substances. To reduce these risks, the Company limits the loan amount to an amount less than the appraised value of the collateral, verifies historical cash flows, and assesses general economic conditions and the financial condition of the borrower. At September 30, 1998, this business line had $875.5 million of loans outstanding and $227.8 million of unfunded commitments ($684.0 million in permanent loans, $172.4 million in construction loans, and $19.1 million of loans held for sale).

     RESIDENTIAL CONSTRUCTION LENDING

     The Commercial Banking Group provides financing to builders for the construction of single family properties, including loans for the acquisition and development of improved residential lots. These loans are made on a commitment term that generally is for a period of one to three years. Residential construction loans are subject to the risk that a general downturn in the builder's local economy could prevent the builder from marketing its product profitably. Such loans are also subject to the risk that a builder might misrepresent the completion status of the homes against which it has drawn loan funds. The Company seeks to limit these risks by reviewing the builder's experience, reputation, general financial condition, and speculative inventory levels. Additionally, construction status is reviewed by on-site inspections and the builder's ongoing financial position is monitored. During fiscal 1995 and 1994, the Company expanded into several major markets outside of Texas, including Atlanta, Chicago, Denver, Orlando, Phoenix, and Philadelphia. The Company opened offices in San Francisco, San Diego, and Washington, D.C. during fiscal 1997. During fiscal 1998, the Company expanded into the Las Vegas market and opened offices in Charlotte, Nashville, and Seattle. Current markets in Texas include Houston, Dallas, Austin, and San Antonio. At September 30, 1998, this business line had $779.5 million of loans outstanding and $592.4 million in unfunded commitments.

     COMMERCIAL REAL ESTATE LENDING

     The Commercial Banking Group is engaged in commercial real estate lending for specific products, emphasizing permanent mortgages on income producing properties, such as retail shopping centers. Commercial real estate loans are typically made to single purpose business entities with limited secondary sources of repayment other than the specific project financed. The value of the collateral for such loans may be adversely affected by local market conditions and by the presence of environmentally sensitive substances. Competitive marketplace underwriting guidelines are applied in evaluating each loan transaction. At September 30, 1998, this business line had $510.8 million of loans outstanding and $129.4 million of unfunded commitments ($411.4 million in permanent loans, $91.6 million in construction loans, and $7.8 million of loans held for sale).

     HEALTHCARE LENDING

     In fiscal 1996, the Commercial Banking Group began funding construction and permanent loans to experienced operators of senior housing and long-term care facilities. In addition, the Commercial Banking Group makes construction and permanent loans for medical offices. Such loans are subject to risks specific to the industry, such as occupancy and competition. The Company applies competitive marketplace underwriting guidelines in evaluating the creditworthiness of these loans. At September 30, 1998, this business line had $267.8 million of loans outstanding and $257.2 million in unfunded commitments ($122.7 million in permanent loans and $145.1 million in construction loans).

     SBA SECURITIZATIONS

     In May 1996, the Commercial Banking Group began purchasing the government-guaranteed portion of Small Business Administration ("SBA") loans through Bank United Securities Corp., the Bank's broker-dealer subsidiary. These loans are pooled, securitized, and usually sold. During fiscal 1998 and 1997, the Commercial Banking Group purchased $495.4 million and $406.3 million of SBA loans, of which $506.1 million and $341.5 million were pooled into securities and $494.8 million and $335.1 million were sold. The Company was the second largest SBA pool assembler in the United States as of September 30, 1998, up from fourth at September 30, 1997. The SBA interest-only strips related to these securitizations were retained by the Company and totalled $71.6 million at September 30, 1998. See "-- Investment Portfolio." At September 30 1998, the Commercial Banking Group held $37.8 million of SBA loans for sale.

     COMMERCIAL SYNDICATIONS

     As part of the Company's strategy to increase its commercial lines of business, the Company began purchasing participation interests in syndicated commercial loans in fiscal 1996. The underlying loans in these syndications are made to companies in a broad range of industries, are underwritten using prudent cash flow projections, and are usually further secured by tangible collateral. The Company regularly monitors general economic conditions, developments in the borrower's industry, and the borrower's financial condition. When entering into these participations, the Company seeks to avoid geographic concentrations and industries that are cyclical. At September 30, 1998, this business line had $174.5 million of loans outstanding, $23.4 million of letters of credit, and $61.8 million in unfunded loan commitments.

FINANCIAL MARKETS GROUP

     The Financial Markets Group manages the Company's asset portfolio activities, including the acquisition, securitization and sale of loans. In February 1997, the Financial Markets Group assumed management of the

Company's wholesale mortgage origination business. The Financial Markets Group also manages the Company's single family loan portfolio, which totalled $6.7 billion at September 30, 1998. Additionally, under the supervision of the Asset and Liability Committee ("ALCO"), the Financial Markets Group is responsible for the Company's investment portfolio, for interest rate risk hedging strategies, and for securing funding sources other than consumer and commercial deposits. See "-- Loan Portfolio" and "-- Market Risk Analysis."

     LOAN ACQUISITIONS

     The Financial Markets Group acquires loans, primarily single family loans, through traditional secondary market sources (mortgage companies, financial institutions, and investment banks). In fiscal 1998, 1997, and 1996, the Company purchased approximately $1.1 billion, $795.8 million, and $226.3 million of single family loans. While the Company intends to continue to pursue this strategy on a selective basis, there can be no assurance of the continued availability of portfolio acquisition opportunities or the Company's ability to obtain such portfolios on favorable terms.

     WHOLESALE MORTGAGE BANKING

     In February 1997, the wholesale mortgage origination offices that were not sold or closed in the restructuring of the Mortgage Banking Group and other mortgage origination activities that were retained, were integrated into the Financial Markets Group. See " -- Mortgage Banking Group". These offices provide qualified mortgage brokers nationwide with a variety of fixed and adjustable-rate mortgage products. The wholesale mortgage origination offices originate loans for the Company's portfolio and for sale and originated $3.6 billion and $1.5 billion of loans in fiscal 1998 and 1997. During fiscal 1998, $1.9 billion of single family mortgage loans were sold in the secondary market. At September 30, 1998, this business line had $477.1 million in unfunded commitments.

     WHOLESALE FUNDINGS

     The Financial Markets Group arranges funding sources other than consumer and commercial deposits for the Company. Wholesale funding sources include advances from the Federal Home Loan Bank of Dallas ("FHLB Dallas"), borrowings on securities sold under agreements to repurchase ("reverse repurchase agreements") and brokered deposits. At September 30, 1998, wholesale activities provided $5.6 billion in funding. See "Management's Discussion and Analysis -- Capital Resources and Liquidity" and Notes 8 and 9 to the Consolidated Financial Statements.

     INVESTMENT PORTFOLIO MANAGEMENT

     The Financial Markets Group manages the Company's investment portfolio, which totalled approximately $1.5 billion at September 30, 1998. The Financial Markets Group seeks to maintain a portfolio of assets that provides for liquidity needs, maintains an interest rate spread over matched funded liabilities, and maximizes utilization of the Bank's risk-based capital. See "-- Investment Portfolio," "-- Market Risk Analysis," and Notes 2, 3, and 4 to the Consolidated Financial Statements.

     SECURITIZATION

     From time to time, the Financial Markets Group evaluates the Company's loan portfolio for securitization opportunities and, when appropriate, creates securities and retains the master servicing. In fiscal 1992 through 1994, the Financial Markets Group structured seven single family securitization transactions, creating $1.8 billion in MBS. The Company has sold substantially all of the noninvestment grade MBS created, thus enhancing the Bank's risk-based capital ratios and credit quality. During fiscal 1996, the Financial Markets Group participated in the structuring and issuance of a multi-family MBS totalling $152.7 million.

     FHLB OF CHICAGO PROGRAM

     During fiscal 1998, the Company sold $83.1 million of single family loans through the FHLB of Chicago's Mortgage Partnership Finance program ("MPF").
The Company is the first FHLB-system member outside of the FHLB of Chicago's district to participate in the MPF program. This program has been established as an alternative to selling loans into the traditional secondary market.

     To cover its risk of loss on the loans purchased through this program, the FHLB of Chicago determines the total loss profile for the loans. A portion of the loan coupon remitted each month is retained by the FHLB of Chicago to fund a spread account set up to absorb normal and expected losses from such loans. Over time, if losses are greater than the accumulated amount of the spread account, the second level of loss protection is provided by the Company. This coverage is provided in the form of recourse, which is limited to the credit enhancement guarantee provided by the Company. If losses become greater than the recourse coverage, all further losses are borne solely by the FHLB of Chicago.

     SERVICING RETENTION UNIT

     In September 1997, the Company established a Servicing Retention Unit to focus on refinancing loans within its servicing portfolio. This group seeks to solicit borrowers that have an identified possibility of refinance. The Servicing Retention Unit's objective is to extend the life of the existing servicing portfolio.

MORTGAGE SERVICING GROUP

     At September 30, 1998, the Company's single family mortgage servicing portfolio totalled $27.9 billion or 292,000 loans, including $4.4 billion of loans serviced for the Company's own account. Mortgage loan servicing activities include collecting and accounting for payments from borrowers, remitting payments to investors, collecting funds for and paying mortgage-related expenses such as taxes and insurance, inspecting the collateral as required, collecting from and, if necessary, foreclosing on delinquent borrowers, disposing of properties received in foreclosures, and generally administering the loans. Mortgage servicing operations are technology and process management intensive. The Company views itself as being competitively positioned to service loans in an efficient and cost effective manner relative to its peers.

     SERVICING FOR OTHERS

     The Company enters into agreements to service loans for other loan investors, in exchange for servicing fees, primarily through the purchase of servicing rights and secondarily through the sale of loans it has originated while retaining the right to service the loans. The Mortgage Servicing Group services loans owned by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), private mortgage investors, and the Company.

     Servicing fees are withheld from the monthly payments made to investors, are usually based on the principal balance of the loan being serviced, and generally range from 0.25% to 0.55% annually of the outstanding principal amount of the loan. Minimum servicing fees for substantially all loans serviced that have been securitized into MBS are set from time to time by the sponsoring agencies. As a servicer of loans securitized by the GNMA, the FNMA, and the FHLMC, the Company may be obligated to make timely payment of principal and interest to security holders, whether or not such payments have been made by borrowers on the underlying mortgage loans. With respect to mortgage loans securitized under GNMA programs, the Company is insured by the Federal Housing Administration ("FHA") against foreclosure loss on FHA loans and by the Department of Veteran's Affairs ("VA") through guarantees on VA loans.
Although the GNMA, the FNMA, and the FHLMC are obligated to reimburse the Company for principal and interest payments advanced by the Company as a servicer, the funding of delinquent payments or the exercise of foreclosure rights involves costs to the Company that may not be fully reimbursed or recovered.

     Loan administration contracts with the FNMA, and typically with private investors, provide for continuation of servicing over the term of the loan, but permit termination for cause or termination without cause upon payment of a cancellation fee. Loan administration contracts with the GNMA and the FHLMC can be terminated only for cause. Management believes that the Mortgage Servicing Group is currently in substantial compliance with all material rules, regulations, and contractual obligations related to mortgage loan servicing.

     MORTGAGE SERVICING RIGHTS

     Mortgage servicing portfolio levels are influenced by market interest rates. As interest rates rise, prepayments generally decrease, resulting in an increase in the value of the servicing portfolio. Lower market interest rates prompt an increase in prepayments as consumers refinance their mortgages at lower rates of interest. As prepayments increase, the life of the servicing portfolio is reduced, decreasing the servicing fee revenue that will be earned over the life of that portfolio and the price third-party purchasers are willing to pay. Increased prepayment activity also impacts earnings through higher amortization of MSRs and any MSR impairment valuations, which are deducted from servicing fee revenue. The Company actively seeks to mitigate the negative effect of prepayments on the servicing portfolio by entering into interest rate floor agreements
("floors"). The Company pays a one-time premium to enter into the floor agreement and if rates fall below an agreed rate, the Company will receive payments equal to the difference between the market rate and the agreed rate multiplied by the notional amount. The Company is not exposed to loss with a floor agreement beyond the initial premium paid. See Note 11 to the Consolidated Financial Statements.

     During fiscal 1998, a MSR valuation allowance totalling $4.8 million was established due to the effect of a decline in long-term market interest rates. There was no MSR valuation allowance at September 30, 1997 or 1996. When determining the value of MSRs, the Company estimates future prepayment rates based on current interest rate levels, market forecasts, and other economic conditions, as well as relevant characteristics of the servicing portfolio, such as recent prepayment experience, delinquency rates, and interest rate stratification. The weighted average interest rate in the servicing portfolio has decreased from 9.57% at September 30, 1991 to 7.78% at September 30, 1998, principally as a result of the origination of mortgage loans with increasingly lower rates from fiscal 1991 to 1998, the prepayment and refinancing of higher rate mortgages, and purchases of MSRs on loans originated by others at lower rates. At September 30, 1998, the weighted-average contractual maturity (remaining years to maturity) of the loans in the servicing portfolio was approximately 24 years.

     The performance of the loans in the servicing portfolio may be affected by changes in local economic and business conditions. At September 30, 1998, the largest concentrations of the servicing portfolio were in California (31.0%) and Texas (9.7%). At September 30, 1998, 5.09% of the loans serviced by the Mortgage Servicing Group were delinquent and an additional 1.12% were in foreclosure. The following table presents the servicing portfolio at September 30, 1998, by interest rate category:

                                         LESS
                                         THAN       7.00-      8.01-     9.01-     10.01-    11.01-    12.01%
                                         7.00%      8.00%      9.00%     10.00%    11.00%    12.00%    & ABOVE
                                       ---------  ---------  ---------   ------    ------    ------    -------
Government...........................        3.1%      23.5%       6.6%    1.6%      0.3%      0.1%      0.1%
Conventional.........................       10.6       30.5       20.9     2.0       0.5       0.1       0.1
                                       ---------  ---------  ---------   ------    ------    ------    -------
     Total...........................       13.7%      54.0%      27.5%    3.6%      0.8%      0.2%      0.2%
                                       =========  =========  =========   ======    ======    ======    =======

     The following table shows activity in the single family loan servicing portfolio.

                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------------
                                           1998          1997          1996
                                       ------------  ------------  ------------
                                                    (IN THOUSANDS)
ACTIVITY
Beginning balance....................  $ 24,518,396  $ 13,246,848  $ 12,532,472
    Purchases(1).....................     8,050,799    12,384,544     1,233,117
    Servicing on originated loans....     3,899,903     2,219,294     3,689,994
    Prepayments......................    (7,447,519)   (1,870,400)   (1,600,195)
    Sales(1).........................      (154,709)     (929,687)   (2,130,004)
    Amortization.....................      (850,081)     (436,541)     (373,964)
    Foreclosures.....................       (81,489)      (95,662)     (104,572)
                                       ------------  ------------  ------------
Ending balance.......................  $ 27,935,300  $ 24,518,396  $ 13,246,848
                                       ============  ============  ============
BY TYPE
    Conventional.....................  $ 18,125,325  $ 19,034,564  $  9,663,715
    Government.......................     9,809,975     5,483,832     3,583,133
                                       ------------  ------------  ------------
                                       $ 27,935,300  $ 24,518,396  $ 13,246,848
                                       ============  ============  ============
BY OWNER
    Others...........................  $ 23,491,960  $ 20,521,294  $  9,494,788
    Company..........................     4,443,340     3,997,102     3,752,060
                                       ------------  ------------  ------------
                                       $ 27,935,300  $ 24,518,396  $ 13,246,848
                                       ============  ============  ============

------------

(1) The actual release or transfer of servicing does not necessarily take place during the same period as the related sale or purchase of MSRs.

     During fiscal 1998 and 1997, the Company continued to be an active opportunistic purchaser of MSRs. MSRs increased by $138.7 million, or 51%, during fiscal 1998 due to purchases of servicing rights associated with $8.1 billion of single family mortgage loans at a cost of $166.5 million. These acquisitions also contributed to the increase in servicing related receivables and payables included in other assets and other liabilities. See Note 6 to the Consolidated Financial Statements.

     INSURANCE PRODUCT SALES

     Commonwealth Insurance Services, Inc., an affiliate of the Bank, markets and sells insurance products to the Company's consumer customer base. A broad range of insurance products, including life, credit life, accidental death, disability services, disaster mortgage protection, and other select insurance products are offered. The primary methods of marketing are direct mail, telemarketing, and agent sales. In fiscal 1998, the Bank began offering auto and homeowners insurance to its employees, mortgage customers, and community bank customers.

COMMUNITY BANKING GROUP

     The Community Banking Group's principal activities include deposit gathering, consumer lending, small business banking, and investment product sales. The Community Banking Group operates an 84-branch community banking network, a 24-hour telephone banking center, and an 81-unit ATM network, which together serve as the platform for the Company's consumer and small business banking activities. The community banking branch network includes 43 branches in the greater Houston area, 37 branches in the Dallas / Ft. Worth metropolitan area, and two branches each in Austin and San Antonio. Through this branch network, the Company maintains approximately 624,000 accounts for approximately 265,000 households and businesses.

     DEPOSIT GATHERING

     The Community Banking Group offers a variety of traditional deposit products and services, including checking and savings accounts, money market accounts, certificates of deposit ("CDs"), and deposit products and services tailored specifically to consumer and small business needs. The Community Banking Group's strategy is to become the primary financial services provider to its customers by emphasizing high levels of customer service and innovative products. At September 30, 1998, the Community Banking Group maintained nearly 397,000 deposit accounts with $5.2 billion in deposits. See " -- Deposits."

     CONSUMER LENDING

     The Community Banking Group offers a variety of consumer loan products, including home equity loans, home improvement loans, purchase-money second lien loans, and automobile loans. The Community Banking Group also provides a specialty lending program in which a preferred rate and faster service is offered to home improvement loan prospects referred to the Company by contractors. In addition, while the Company has offered its customers credit cards since 1990, the Company began credit card lending for its own portfolio in fiscal 1997. At September 30, 1998, consumer loans outstanding totalled $493.5 million, up by $187.9 milion, or 62%, from the prior year and there were $44.9 million in unfunded commitments.

     Consumer loans generally have higher risk of loss than single family residential loans. For example, credit card loans are easily accessible to consumers, which contributes to an increased level of risk, fraud in particular. Credit card loans also generally have no collateral and are subject to complex consumer protection laws and regulations. Automobile loans carry the risk of collateral depreciation, and mobility and repossession laws can make it difficult to take possession of the collateral to enforce lien rights.

     SMALL BUSINESS BANKING

     The Community Banking Group's small business strategy is focused on offering loan products and services tailored specifically to most small business needs, with highly responsive credit decision-making. It provides a broad range of credit services to its small business customers, including lines of credit, working capital loans, equipment loans, owner-occupied real estate loans, SBA loans and cash and treasury management services. These loans are offered with both fixed and adjustable-rates on a term basis and adjustable-rates on a revolving basis with maturities of up to 10 years for term loans and one year for revolving loans. These loans are underwritten on the financial strength of the guarantor, the value of pledged collateral, and the projected cash flows of the borrower. Additionally, borrowers are contractually required to provide periodic financial information for review. At September 30, 1998, the Community Banking Group had 1,020 small business loans outstanding, totalling $82.5 million, $36.1 million in unfunded commitments, and $72.3 million in pending applications. Small business loans outstanding increased by $33.1 million, or 67%, during fiscal 1998.

     RETAIL MORTGAGE ORIGINATIONS

     In fiscal 1997, the Company began offering mortgages through its community banking branch network. The types of loans offered through the community banking branch network were primarily limited to 15-and 30-year fixed-rate mortgage loans. The Community Banking Group has developed an abbreviated initial application, a promised response within two days of application, and provides a discount on the rate if the customer has the payment automatically withdrawn from a Bank United checking account. For fiscal 1998 and 1997, the Community Banking Group originated $167.1 million and $38.2 million of retail mortgage loans.

     INVESTMENT PRODUCT SALES

     Bank United Securities Corp., a subsidiary of the Bank, markets investment products to the Company's consumer customer base. A broad range of investment products, including stocks, bonds, mutual funds, annuities, securities, and certain other insurance policies is offered by commissioned Series 7 and Group I licensed, registered representatives. As of September 30, 1998, there were 41 such representatives operating out of certain offices located in the community banking branches. Each representative will typically be responsible for investment product sales at two to three community banking branches.

MORTGAGE BANKING GROUP

     The Mortgage Banking Group's principal activities were comprised of retail and wholesale mortgage originations, and mortgage servicing. During February 1997, the Company sold certain of its mortgage origination offices. In connection with this sale, the remaining offices were restructured or closed. The Company retained its mortgage servicing business, its retail mortgage origination capability in Texas through its community banking branches, and its wholesale mortgage and other origination capabilities through its Financial Markets Group. For the four months ended January 31, 1997 and fiscal 1996, the Mortgage Banking Group originated $638.4 million and $2.1 billion in retail mortgage loans and $614.5 million and $1.7 billion in mortgage loans through its wholesale operations. See " -- Financial Markets Group -- Wholesale Mortgage Originations" and Note 17 to the Consolidated Financial Statements.

LOAN PORTFOLIO

     The Company has focused in recent years on originating and servicing commercial and consumer loans. However, the loan portfolio still shows the impact of substantial single family mortgage loan fundings. The following table shows loan funding levels. Fundings include originations of new loans and increases in existing loans, such as lines of credit. Commercial loans include the following loan categories: single family construction, multi-family, multi-family construction, commercial real estate, commercial real estate construction, commercial syndications, healthcare, healthcare construction, small business, and MBF lines of credit ("commercial"). A summary of the activity in the loan portfolio is shown in "Management's Discussion and Analysis -- Discussion of Changes in Financial Condition."

                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------------
                                           1998          1997          1996
                                       ------------  ------------  ------------
                                                    (IN THOUSANDS)
FUNDINGS
Single family........................  $  3,789,389  $  2,188,273  $  3,602,009
Commercial...........................     2,876,328     1,492,931       891,306
Consumer.............................       367,097       152,665       125,596
                                       ------------  ------------  ------------
          Total......................  $  7,032,814  $  3,833,869  $  4,618,911
                                       ============  ============  ============

     The following table shows the composition of the loan portfolio.

                                                                 AT SEPTEMBER 30,
                                       ---------------------------------------------------------------------
                                           1998           1997          1996          1995          1994
                                       -------------  ------------  ------------  ------------  ------------
                                                                  (IN THOUSANDS)
HELD FOR INVESTMENT
     Single family...................  $   4,694,628  $  5,820,495  $  6,152,504  $  7,061,088  $  4,203,614
     Mortgage banker finance lines of
       credit........................        787,736       464,189       139,872       109,339       147,754
     Single family construction......        779,542       389,230       242,525       115,436        57,786
     Multi-family....................        684,000       661,774       479,833       356,587       256,362
     Consumer........................        493,457       305,545       173,518       123,096       108,179
     Commercial real estate..........        411,396       275,694        10,538        27,393        61,919
     Commercial syndications.........        174,522        72,981       --            --            --
     Multi-family construction.......        172,422       107,215        31,355        35,430        20,437
     Healthcare construction.........        145,095        30,091       --            --            --
     Healthcare......................        122,665        65,886         8,750       --            --
     Commercial real estate
       construction..................         91,649        29,088        21,551         3,613       --
     Small business..................         59,106        45,350        22,798         6,495       --
                                       -------------  ------------  ------------  ------------  ------------
                                           8,616,218     8,267,538     7,283,244     7,838,477     4,856,051
     Allowance for credit losses.....        (47,027)      (39,172)      (39,633)      (36,763)      (23,378)
     Accretable unearned discounts
       and net deferred loan
       origination fees..............         (2,479)       (6,740)      (16,458)      (38,038)      (52,345)
                                       -------------  ------------  ------------  ------------  ------------
                                           8,566,712     8,221,626     7,227,153     7,763,676     4,780,328
                                       -------------  ------------  ------------  ------------  ------------
HELD FOR SALE
     Single family...................      2,048,483       697,410       256,656       406,563       253,310
     SBA.............................         37,765        65,872        32,543       --            --
     Small business..................         23,422         4,121         3,136           825       --
     Multi-family....................         19,067         6,200       --             89,176        12,536
     Commercial real estate..........          7,769       --            --            --            --
                                       -------------  ------------  ------------  ------------  ------------
                                           2,136,506       773,603       292,335       496,564       265,846
                                       -------------  ------------  ------------  ------------  ------------
          Total loans................  $  10,703,218  $  8,995,229  $  7,519,488  $  8,260,240  $  5,046,174
                                       =============  ============  ============  ============  ============

     The Company's loan portfolio is concentrated in certain geographical regions, particularly California and Texas. The performance of such loans may be affected by changes in local economic and business conditions. Unfavorable or worsened economic conditions throughout California could have a materially adverse effect on the Company's financial condition, results of operations, or liquidity. See Note 5 to the Consolidated Financial Statements for a geographic distribution of the loan portfolio. See "Management's Discussion and Analysis of Financial
Condition and Results of Operations -- Asset Quality."

INVESTMENT PORTFOLIO

                                                   AT SEPTEMBER 30,
                                       ----------------------------------------
                                           1998          1997          1996
                                       ------------  ------------  ------------
                                                    (IN THOUSANDS)
Securities purchased under agreements
  to resell and federal funds sold... $ 474,483 $ 349,209 $ 674,249 Securities and other investments
     U.S. government and agency......        18,425        29,085        64,544
     SBA interest-only strips........        71,561        37,511       --
     Other...........................         1,364        11,213         1,149
Mortgage-backed securities
     U.S. government and agency......       277,975       651,292       556,853
     Other...........................       654,083       918,413     1,101,055
                                       ------------  ------------  ------------
          Total......................  $  1,497,891  $  1,996,723  $  2,397,850
                                       ============  ============  ============

     The Company maintains an investment portfolio for investment and liquidity purposes. The investment portfolio consists primarily of MBS. MBS were acquired as a means of investing in housing-related mortgage instruments while incurring less credit risk than holding a portfolio of non-securitized loans. Additionally, MBS include securities created through the securitization of the Company's single family loans. The MBS in the investment portfolio have different credit quality quarantees and structures and include FNMA, FHLMC, and GNMA certificates ("agency securities"), privately issued and credit enhanced MBS ("non-agency securities"), and certain types of collateralized mortgage obligations ("CMOs"). Agency pass-through securities guarantee the timely payment of principal and interest, whether collected or not, and pay-off if the mortgagor defaults. GNMA is an agency of the federal government that guarantees GNMA MBS. GNMA MBS are backed by the full faith and credit of the United States. FNMA and FHLMC are government-sponsored enterprises, and their MBS only carry the guarantee of the issuing agency. However, these agencies have lines of credit with the Treasury, which provide a large measure of security and certainty.

     The Company also invests in securities sponsored by private issuers with no explicit or implicit government guarantee. There are a variety of structuring techniques used to protect investors against default risk and delays in payment of principal and interest. The forms of credit enhancements include insurance, letters of credit, and subordination within the MBS structure. As of September 30, 1998, all of the non-agency MBS had a credit rating of AA/Aa or higher as defined by Standard & Poor's Corporation or Moody's Investor Services, Inc.

     The Company holds SBA interest-only strips in its securities and other investments portfolio. These SBA interest-only strips were created in connection with the Company's securitization of SBA loans. These investments represent the contractual right to receive a portion of the interest due on the underlying SBA loans. If actual prepayment speeds remain at higher levels than originally anticipated in the securitization process, the value of the recorded investment may be permanently impaired. SBA loans are generally less sensitive to changes in interest rates, which reduces the likelihood of prepayments.

     See Notes 1 through 4 to the Consolidated Financial Statements for additional information related to the assets in the investment portfolio.

DEPOSITS

     The Company attracts a majority of its deposits through its 84-branch community banking network located primarily in the Houston area and the Dallas/Ft. Worth metroplex. Over the past few years, the Company's management has pursued a strategy designed to increase the level of lower cost transaction and commercial deposit accounts. During fiscal 1998, the outstanding balances of transaction accounts increased to 46% of total deposits, from 45% at September 30, 1997. The number of consumer and commercial checking accounts increased to over 176,000 at September 30, 1998, up by 8% from 163,000 at September 30, 1997. The composition of the Company's deposits by business unit, type of customer, and type of account was as follows:

                                                   AT SEPTEMBER 30,
                                       ----------------------------------------
                                           1998          1997          1996
                                       ------------  ------------  ------------
                                                    (IN THOUSANDS)
BUSINESS UNIT
Community Banking....................  $  5,188,523  $  4,201,898  $  4,051,055
Commercial Banking...................     1,100,313       973,123       889,039
Financial Markets....................        31,640        72,647       207,851
                                       ------------  ------------  ------------
                                       $  6,320,476  $  5,247,668  $  5,147,945
                                       ============  ============  ============
TYPE OF CUSTOMER
Consumer.............................  $  5,015,524  $  4,071,214  $  3,939,631
Commercial...........................     1,273,312     1,103,807     1,000,463
Wholesale............................        31,640        72,647       207,851
                                       ------------  ------------  ------------
                                       $  6,320,476  $  5,247,668  $  5,147,945
                                       ============  ============  ============
TYPE OF ACCOUNT
Time (CDs)...........................  $  3,382,882  $  2,878,952  $  3,122,200
Transaction..........................     2,937,594     2,368,716     2,025,745
                                       ------------  ------------  ------------
                                       $  6,320,476  $  5,247,668  $  5,147,945
                                       ============  ============  ============

     Currently, the principal methods used by the Community Banking Group to attract and retain deposit accounts include offering generally competitive interest rates, having branch locations in major Texas markets, and offering a variety of services for the Company's customers. The Company uses traditional marketing methods to attract new customers and savings deposits, including newspaper, radio, and television advertising. The Company offers traditional deposit products including checking, commercial checking, money market, savings accounts, and CDs, as well as offering treasury management services to small business customers. These deposit products are specifically tailored to meet the needs of the Company's consumer and small business banking customers. The following table illustrates the levels of deposits gathered by the Company's community banking network by region at September 30, 1998.

                                                                    AVERAGE
                                                                   DEPOSITS
                                        NUMBER OF     DEPOSITS        PER
              LOCATION                  BRANCHES    OUTSTANDING     BRANCH
-------------------------------------   ---------   ------------   ---------
                                               (DOLLARS IN THOUSANDS)
Houston area.........................       43      $  2,884,069    $ 67,071
Dallas/Ft. Worth metroplex...........       37         2,082,321      56,279
Other................................        4           222,133      55,533
                                            --
                                                    ------------
     Total...........................       84      $  5,188,523      61,768
                                            ==      ============

     The Company also obtains deposits through acquisitions. In January 1998, the Company purchased 18 branches and related deposits from Guardian Savings and Loan Association. The branches, six in the Houston area and 12 in the Dallas/Ft. Worth Metroplex, had combined deposits of $1.44 billion. In December 1997, the Company purchased three branches in the Dallas area, having $66 million in deposits, from California Federal Savings Bank, FSB.

     In September 1998, the Company signed an agreement to purchase Midland American Bank, a commercial bank operating five branches in Midland, Texas, having assets of $225 million and deposits of $203 million. Closing of this transaction is expected early in 1999.

     The Commercial Banking Group obtains deposits by offering cash management services to its MBF customers. These commercial deposit accounts include operating accounts of MBF customers, escrow deposits, and principal and interest payments on the loans serviced by MBF customers. While the Company does not generally solicit brokered deposits, the Financial Markets Group from time to time accepts brokered deposits when permitted by regulation and available at favorable rates. Wholesale deposits are raised from time to time by the Financial Markets Group from institutional investors. These deposits tend to be interest rate sensitive and are subject to withdrawal if the rates paid on these deposits are not competitive with other markets rates. See Note 7 to the Consolidated Financial Statements.

MARKET RISK ANALYSIS

     Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's principal market risk exposure is to changes in interest rates. Interest rate risk arises primarily from differences in the duration or repricing of the Company's assets, liabilities, and financial instruments with off-balance-sheet risk. The Company is most affected by changes in U.S. Treasury rates and London InterBank Offered Rates ("LIBOR") because many of the Company's financial instruments reprice based on these indices. Substantial changes in these indices may adversely impact the Company's earnings. To that end, management actively monitors and manages its interest rate risk exposure. This effort is accomplished through structuring the balance sheet and off-balance-sheet portfolios by seeking to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. The achievement of this goal requires a balance between profitability, liquidity, and interest rate risk.

     ASSET AND LIABILITY MANAGEMENT

     Interest rate risk is managed by the ALCO, which is composed of senior officers of the Company, in accordance with policies approved by the Company's Board of Directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies, and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and fair values of assets and liabilities, unrealized gains and losses, purchase and sale activity, loans held for sale and commitments to originate loans ("mortgage pipeline"), and the maturities of investments, borrowings and time deposits. Additionally, the ALCO reviews liquidity, cash flow flexibility, and consumer and commercial deposit activity.

     To effectively measure and manage interest rate risk, the Company uses sensitivity analysis to determine the impact on net interest income of various interest rate scenarios, balance sheet trends, and strategies. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Additionally, duration and market value sensitivity measures are utilized when they provide added value to the overall interest rate risk management process. The overall interest rate risk position and strategies are reviewed by executive management and the Company's Board of Directors on an ongoing basis. The Company has traditionally managed its business to reduce its overall exposure to changes in interest rates. However, management has latitude to increase the Company's interest rate sensitivity position within certain limits if, in management's judgment, it will enhance profitability. As a result, changes in market interest rates may have a greater impact on the Company's financial performance than they have had historically.

     The Company manages its exposure to interest rates by entering into certain financial instruments with on and off-balance-sheet risk in the ordinary course of business. The Company does not enter into instruments such as leveraged derivatives or structured notes for the purposes of reducing interest rate risk. The financial instruments used to manage interest rate risk may include interest rate swaps, caps, floors, locks, short sales, financial options, financial futures contracts, and forward delivery contracts. A hedge is an attempt to reduce risk by creating a relationship whereby any losses on the hedged asset or liability are expected to be offset in whole or in part by gains on the hedging financial instrument. Thus, market risk resulting from a particular instrument is normally offset by other on or off-balance-sheet transactions. See Note 11 to the Consolidated Financial Statements.

     SENSITIVITY ANALYSIS

     The following table presents an analysis of the changes inherent in the Company's net interest income over a 12 month period and market value of portfolio equity arising from hypothetical changes in market interest rates ("MVE"). MVE is the market value of assets, less the market value of liabilities, adjusted for the market value of MSRs and off-balance-sheet instruments. The interest rate scenarios presented in the table include interest rates at September 30, 1998 and 1997 and as adjusted by instantaneous parallel rate changes upward and downward of up to 200 basis points. The fiscal 1998 and 1997 scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve.

                                          1998                                  1997
                            ---------------------------------     ---------------------------------
           CHANGE IN        NET INTEREST     MARKET VALUE OF      NET INTEREST     MARKET VALUE OF
         INTEREST RATES        INCOME        PORTFOLIO EQUITY        INCOME        PORTFOLIO EQUITY
         --------------     ------------     ----------------     ------------     ----------------
              +200              (2.92)%            (4.63)%            (9.92)%            (8.56)%
              +100              (0.48)             (2.63)             (3.01)             (0.57)
                 0               0.00               0.00               0.00               0.00
              -100               1.13              (3.86)              1.23              (7.78)
              -200               2.39               1.68               3.56             (12.01)

     The MVE is negatively impacted by the estimated effect of prepayments on the value of single family loans, MBS, and MSRs as rates decline. Further, this analysis is based on the Company's interest rate exposure at September 30, 1998 and 1997 and does not contemplate any actions the Company might undertake in response to changes in market interest rates, which could impact MVE.

     Each rate scenario shows unique prepayment, repricing, and reinvestment assumptions. Management derived these assumptions considering published market prepayment expectations, the repricing characteristics of individual instruments or groups of similar instruments, the Company's historical experience, and the Company's asset and liability management strategy. Further, this analysis assumes that certain of the Company's instruments would not be affected by the changes in interest rates or would be partially affected due to the characteristics of the instruments.

     There are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates. It is not possible to fully model the market risk in instruments with leverage, option, or prepayment risks. Also, the Company is affected by basis risk, which is the difference in repricing characteristics of similar term rate indices. As such, this analysis is not intended to be a forecast of the effect of a change in market interest rates on the Company.

     GAP ANALYSIS

     The interest rate sensitivity gap ("gap") is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. During a period of rising interest rates, a positive gap (where the amount of maturing and repricing assets exceeds liabilities) would tend to have a positive impact on net interest income, while a negative gap (where the amount of maturing and repricing liabilities exceeds assets) would tend to have a detrimental impact. During a period of declining interest rates, a negative gap would tend to have a positive impact on net interest income, while a positive gap would tend to have a detrimental impact.

     The Company's one-year cumulative gap position at September 30, 1998 was negative $1.5 billion or 10.91% of assets. This is a one-day position that changes frequently and is not indicative of the Company's position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the gap position shows only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the gap position, an institution could have a matched gap position in the current rate environment and still have its net interest income exposed to interest rate risk.

     The following table sets forth the expected maturity and repricing characteristics of the Company's consolidated assets, liabilities, and off-balance-sheet contracts at September 30, 1998:

                                                         AMOUNTS MATURING OR REPRICING IN
                                       --------------------------------------------------------------------
                                                        AFTER
                                                        THREE          AFTER         AFTER
                                       LESS THAN       MONTHS       SIX MONTHS      ONE YEAR
                                         THREE       BUT WITHIN     BUT WITHIN     BUT WITHIN      AFTER          NON-
                                         MONTHS      SIX MONTHS      ONE YEAR      FIVE YEARS    FIVE YEARS    REPRICING
                                       ----------    -----------    -----------    ----------    ----------    ----------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS(1)
  Cash and investment
    securities(2)....................  $1,035,294    $   --         $   --         $  --          $ 30,000     $   --
  Adjustable-rate loans..............   4,820,633     1,154,610        887,018       819,903        26,334         --
  Fixed-rate loans...................     296,494       167,029        291,729     1,405,931       885,706         --
  Adjustable-rate mortgage-backed
    securities.......................     508,243       186,682         72,119        --            --             --
  Fixed-rate mortgage-backed
    securities.......................      15,588        15,589         31,178        62,357        --             --
  Other assets.......................      --            --             --            --            --            952,555
                                       ----------    -----------    -----------    ----------    ----------    ----------
      Total assets...................  $6,676,252    $1,523,910     $1,282,044     $2,288,191     $942,040     $  952,555
                                       ==========    ===========    ===========    ==========    ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Certificates of deposit............  $  762,678    $  764,988     $1,286,209     $ 568,392      $    615     $   --
  Checking and savings(3)............   2,937,594        --             --            --            --             --
                                       ----------    -----------    -----------    ----------    ----------    ----------
      Total deposits.................   3,700,272       764,988      1,286,209       568,392           615         --
  Notes payable......................      --            --             --            --           220,000         --
  FHLB advances and other
    borrowings.......................   4,425,445       637,046        470,000        62,545        --             --
  Other liabilities..................      --            --             --            --            --            659,568
  Minority interest..................      --            --             --            --            --            185,500
  Stockholders' equity...............      --            --             --            --            --            684,412
                                       ----------    -----------    -----------    ----------    ----------    ----------
      Total liabilities, minority
        interest, and stockholders'
        equity.......................  $8,125,717    $1,402,034     $1,756,209     $ 630,937      $220,615     $1,529,480
                                       ==========    ===========    ===========    ==========    ==========    ==========
Gap before off-balance-sheet
  financial instruments..............  $(1,449,465)  $  121,876     $ (474,165 )   $1,657,254     $721,425     $ (576,925)
OFF-BALANCE-SHEET(4)
  Interest rate swap
    agreements -- pay fixed..........     376,000       (65,000 )       --          (275,500 )     (35,500)        --
                                       ----------    -----------    -----------    ----------    ----------    ----------
Gap..................................  $(1,073,465)  $   56,876     $ (474,165 )   $1,381,754     $685,925     $ (576,925)
                                       ==========    ===========    ===========    ==========    ==========    ==========
Cumulative gap.......................  $(1,073,465)  $(1,016,588)   $(1,490,753)
                                       ==========    ===========    ===========
Cumulative gap as a percentage of
  total assets.......................       (7.86)%       (7.44 )%      (10.91 )%
                                       ==========    ===========    ===========

                                         TOTAL
                                       ----------
ASSETS(1)
  Cash and investment
    securities(2)....................  $1,065,294
  Adjustable-rate loans..............   7,708,498
  Fixed-rate loans...................   3,046,889
  Adjustable-rate mortgage-backed
    securities.......................     767,044
  Fixed-rate mortgage-backed
    securities.......................     124,712
  Other assets.......................     952,555
                                       ----------
      Total assets...................  $13,664,992
                                       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Certificates of deposit............  $3,382,882
  Checking and savings(3)............   2,937,594
                                       ----------
      Total deposits.................   6,320,476
  Notes payable......................     220,000
  FHLB advances and other
    borrowings.......................   5,595,036
  Other liabilities..................     659,568
  Minority interest..................     185,500
  Stockholders' equity...............     684,412
                                       ----------
      Total liabilities, minority
        interest, and stockholders'
        equity.......................  $13,664,992
                                       ==========
Gap before off-balance-sheet
  financial instruments..............
OFF-BALANCE-SHEET(4)
  Interest rate swap
    agreements -- pay fixed..........
Gap..................................
Cumulative gap.......................
Cumulative gap as a percentage of
  total assets.......................

------------

(1) Fixed-rate loans and MBS are distributed based on contractual maturity adjusted for anticipated prepayments. Adjustable-rate loans and MBS are distributed based on the interest rate reset date and contractual maturity adjusted for anticipated prepayments. Loans and MBS runoff and repricing assume a constant prepayment rate based on coupon rate and maturity. The weighted-average annual projected prepayment rate was 20%.

(2) Investment securities include repurchase agreements, federal funds sold, securities, and FHLB stock.

(3) Checking and savings deposits are presented in the earliest repricing period because amounts in these accounts are subject to withdrawal upon demand.

(4) The above table includes only those off-balance-sheet financial instruments that impact the gap in all interest rate environments. The Company also has certain off-balance-sheet financial instruments that hedge specific interest rate risks.

COMPETITION

     The Company competes primarily with certain commercial banks and thrift institutions, some of which have a substantial presence in the same markets as the Company. Competitors for deposits include commercial banks, thrift institutions, credit unions, full service and discount broker dealers, and other investment alternatives, such as mutual funds, money market funds, savings bonds, and other government securities. The Company and its peers compete primarily on the price at which products are offered and on customer service.

     The Company competes for loan originations with mortgage companies, banks, thrift institutions, and insurance companies. Primary competitive factors include service quality, relationships with builders and real estate brokers, and rates and fees. Many of the Company's competitors are, or are affiliated with, organizations with substantially larger asset and capital bases (including regional and multi-national banks and bank holding companies) and with lower funding costs.

SUBSIDIARIES

     In December 1996, the Parent Company formed a wholly owned Delaware subsidiary, Holdings. The Bank is a subsidiary of Holdings.

     The Bank is permitted to invest in the capital stock, obligations, and other securities of its service corporations in an aggregate amount not to exceed 2% of the Bank's assets, plus an additional 1% of assets if such investment is used for community development or inner city development purposes. In addition, if the Bank meets minimum regulatory capital requirements, it may make certain conforming loans in an amount not exceeding 50% of the Bank's regulatory capital to service corporations when the Bank owns more than 10% of the stock. At September 30, 1998, the Bank was authorized to have a maximum investment of approximately $409.0 million in its subsidiaries. Only one of the Bank's subsidiaries, Bank United Securities Corp. ("BUS"), is material.

    BANK UNITED SECURITIES CORP.

     The Bank is the sole shareholder of BUS, a Texas corporation, which acts as a full-service broker-dealer. BUS, through its institutional division, sells various securities products and whole loans and engages in the deposit referral business with institutional and sophisticated retail customers. Through its retail division, BUS markets annuities and securities, including mutual funds, stocks, and bonds, to the Bank's community banking customers. BUS is a broker-dealer registered with the Securities and Exchange Commission and a member of the National Association of Securities Dealers, Inc.

PERSONNEL

     At September 30, 1998, the Company employed 1,793 full-time employees and 251 part-time employees. The employees are not represented by a collective bargaining agreement, and the Company believes that it has good relations with its employees. See Note 12 to the Consolidated Financial Statements.

FEDERAL FINANCIAL ASSISTANCE

     In December 1988, in connection with the acquisition of United Savings Association of Texas (the "Acquisition"), the Company, the Bank, and certain related entities entered into several agreements with the Federal Savings and Loan Insurance Corporation ("FSLIC") and the Federal Home Loan Bank Board ("FHLBB"). The principal agreement was the assistance agreement that, among other things, provided significant financial assistance to the Bank from the FSLIC Resolution Fund ("FRF") (the "Assistance Agreement").

     In December 1993, the Parent Company, the Bank, and certain related entities entered into a settlement agreement with the FDIC to settle certain disputes that had arisen over the years relating to these agreements (the "Settlement Agreement"). Simultaneously, the Assistance Agreement and all other original Acquisition related agreements were terminated, except one provision of the Assistance Agreement granting certain indemnities to the Parent Company, the Bank, and certain related entities, a forbearance letter ("Forbearance Agreement"), and the tax benefits agreement ("Tax Benefits Agreement"). The Tax Benefits Agreement governs the sharing of tax benefits with the FDIC as manager of the FRF. See "-- Taxation -- FSLIC Assistance."
The Settlement

Agreement also provided for the continuation of certain Parent Company and Bank claims against the United States in the United States Court of Federal Claims. See "-- Forbearance."

    WARRANT AGREEMENT

     Concurrent with the execution of the Assistance Agreement, the Bank and the FSLIC entered into an agreement that granted the FSLIC a warrant to purchase up to 158,823 shares of common stock of the Bank at an exercise price of $0.01 per share ("Warrant"). The Settlement Agreement provided that the Bank make payments in lieu of dividends to the holder of the Warrant upon any payment of dividends on the common stock of the Bank (other than dividends for which anti-dilution adjustments were made) beginning December 28, 1993. In May 1996, the Bank made a payment in lieu of such dividends to the FDIC-FRF of $5.9 million in connection with the declaration of a $100 million dividend on the common stock of the Bank.

     In August 1996, the FDIC surrendered a portion of the Warrant for a cash payment of $6.1 million, exercised the remainder of the Warrant for common stock of the Bank, and immediately exchanged the shares of Bank common stock for 1,503,560 shares of Class B common stock of the Company. As part of the Company's public offering in August 1996, the FDIC-FRF sold all such shares of Class B common stock of the Company. Following the consummation of this offering, all rights and obligations under the Warrant were terminated and the FDIC-FRF no longer owned any shares of common stock of the Company.

    FORBEARANCE

     In connection with the original acquisition of the Bank by the Parent Company, the FHLBB approved the Forbearance Agreement. Under the terms of the Forbearance Agreement, the FSLIC agreed to waive or forbear from the enforcement of certain regulatory provisions with respect to regulatory capital requirements, liquidity requirements, accounting requirements, and other matters. After the enactment of the Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA"), the Office of Thrift Supervision ("OTS") took the position that the capital standards set forth in FIRREA applied to all savings institutions, including those institutions that had been operating under previously granted capital and accounting forbearances, and that FIRREA eliminated those forbearances. While the Bank has not had to rely on such forbearances or waivers in order to remain in compliance with existing capital requirements as interpreted by the OTS, the position of the OTS adversely affected the Bank by curtailing the growth and reducing the leverage contemplated by the terms of the Forbearance Agreement. The Bank has been and continues to be in compliance with regulatory capital provisions and, accordingly, has not had to rely on the waivers or forbearances provided in the Acquisition.

     On July 25, 1995, the Bank, the Parent Company, and Hyperion Partners filed suit against the United States in the Court of Federal Claims in connection with claims relating to the forbearances. See "Legal Proceedings -- WINSTAR-based Claims."

REGULATION

    GENERAL

     The Parent Company is a savings and loan holding company that is regulated and subject to examination by the OTS. The Bank is a federally chartered savings bank and is subject to the regulations, examinations, and reporting requirements of the OTS. The Bank's deposits are insured by the FDIC through the SAIF. As the administrator of the SAIF, the FDIC has certain regulatory and full examination authority over OTS regulated savings associations. The FDIC may terminate deposit insurance under certain circumstances involving violations of law or unsafe or unsound practices.

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

     The descriptions of the statutes and regulations applicable to savings and loan holding companies and savings associations set forth below is not a complete description of the statutes and regulations or all such statutes and regulations and their effects on the Parent Company and the Bank.

     HOLDING COMPANY ACQUISITIONS

     The Parent Company is a savings and loan holding company within the meaning of the Home Owner's Loan Act, as amended (the "HOLA"). HOLA and OTS regulations generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring, directly or indirectly, the ownership or control of any other savings association or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association that is not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

     HOLDING COMPANY ACTIVITIES

     The Parent Company currently operates as a unitary savings and loan holding company. Generally, there are few restrictions on the activities of a unitary savings and loan holding company and its non-savings association subsidiaries provided that the savings association subsidiary is a qualified thrift lender. See "Investment Authority -- QTL Test." If the Company ceases to be a unitary savings and loan holding company, the activities of the Company and its non-savings association subsidiaries would thereafter be subject to substantial restrictions.

     The HOLA requires that every savings association subsidiary of a savings and loan holding company give the OTS at least 30 days advance notice of any proposed dividends to be made on its guaranty, permanent, or other non-withdrawable stock or such dividend will be invalid. See "-- Capital Distributions."

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

     The term "affiliate" includes any company that controls or is controlled by a company that controls the Bank or a bank or savings association subsidiary of the Bank. The term "affiliate" also includes any company controlled by controlling stockholders of the Bank or the Parent Company and any company sponsored and advised on a contractual basis by the Bank or any subsidiary or affiliate of the Bank. The OTS regulation generally excludes all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the director of the OTS decides to treat such subsidiaries as affiliates. The Parent Company is an affiliate of the Bank.

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

     The OTS generally requires savings associations, such as the Bank, to attribute to an affiliate the amounts of all transactions conducted with subsidiaries of that affiliate, requires savings associations to make and retain records that show affiliate transactions in reasonable detail, and provides that certain classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

     INSURANCE ASSESSMENTS

     The FDIC establishes premium assessment rates for SAIF deposit insurance. There is no statutory limit on the maximum assessment and the percent of increase in the assessment that the FDIC may impose in any one year, provided, however, that the FDIC may not collect more than is necessary to reach or maintain the SAIF's designated reserve ratio and must rebate any excess collected. Under the FDIC's risk-based insurance system, SAIF-assessable deposits are now subject to premiums of between 0 to 27 cents per $100 of deposits, depending upon the institution's capital position and other supervisory factors.

     To arrive at a risk-based assessment for each bank and thrift, the FDIC places it in one of nine risk categories using a two-step process based first on capital ratios and then on relevant supervisory information. Each institution is assigned to one of three groups (well-capitalized, adequately capitalized, or undercapitalized) based on its capital ratios. A "well-capitalized" institution is one that has at least a 10% "total risk-based capital" ratio
(the ratio of total capital to risk-weighted assets), a 6% "tier 1 risk-based capital" ratio (the ratio of tier 1 (core) capital to risk-weighted assets), and a 5% "leverage capital" ratio (the ratio of core capital to adjusted total assets). An "adequately capitalized" institution has at least an 8% total risk-based capital ratio, a 4% tier 1 (core) risk-based capital ratio, and a 4% leverage capital ratio. An "undercapitalized" institution is one that does not meet either the definition of well-capitalized or adequately capitalized.

     The FDIC also assigns each institution to one of three supervisory subgroups based on an evaluation of the risk posed by the institution. These supervisory evaluations modify premium rates within each of the three capital groups. The nine risk categories and the corresponding SAIF assessment rates are as follows:

                                            SUPERVISORY SUBGROUP
                                       -------------------------------
                                           A           B         C
                                       ---------   --------   --------
Meets numerical standards for:
     Well-capitalized................       0          3         17
     Adequately capitalized..........       3         10         24
     Undercapitalized................      10         24         27

     For purposes of assessments of FDIC insurance premiums, the Company believes that the Bank is a "well-capitalized" institution as of September 30, 1998. FDIC regulations prohibit disclosure of the supervisory subgroup to which an insured institution is assigned. The Bank's insurance assessments for fiscal 1998 and 1997 were $4.2 million and $4.8 million.

     The Economic Growth and Paperwork Reduction Act of 1996 (the "1996 Act") was signed into law on September 30, 1996, and required the FDIC to impose a one-time assessment on institutions holding SAIF deposits in an amount sufficient to increase the SAIF's net worth to 1.25% of SAIF-insured deposits. The special assessment was 65.7 basis points times the amount of deposits held by an institution as of March 31, 1995. The Bank's special assessment was $33.7 million, or $20.7 million net of tax.

     ASSESSMENTS TO PAY FICO BONDS. The 1996 Act also obligates banks, for the first time, to pay assessments to be used to service the bonds issued by the Financing Corporation ("FICO") to resolve the thrift failures during the late 1980s and early 1990s. Under the 1996 Act, during the period beginning January 1, 1997 through December 31, 1999, SAIF-insured institutions will pay 6.48 basis points toward FICO bonds and Bank Insurance Fund ("BIF") insured institutions will pay 1.296 basis points. Starting in the year 2000, BIF and SAIF institutions will begin sharing the FICO burden on a pro rata basis until termination of the FICO obligation in 2017 at an estimated rate of approximately
2.4 basis points.

     AUDIT REQUIREMENTS. In May 1993, the FDIC adopted rules implementing statutory annual independent audit and financial reporting requirements for all depository institutions with assets of more than $500 million, and for their management, and their independent auditors. The rules also establish requirements for the composition, duties, and authority of such institutions' audit committees and boards of directors. Among other things, all depository institutions with assets in excess of $500 million are required to prepare and make available to the public, annual reports on their financial condition and management, including statements of management's responsibility for preparing the institution's financial statements, for establishing and maintaining an internal control structure and procedures for financial reporting, and for complying with specified laws and regulations relating to safety and soundness, and an assessment of the effectiveness of such internal controls and procedures and the institution's compliance with laws and regulations designated by the FDIC. The institution's independent auditors are required to attest to these management assertions, except the procedures employed by management to detect and report violations of designated laws. Each such institution also is required to have an audit committee composed of directors who are independent of management of the institution. Audit committees of large institutions (institutions with assets exceeding $3.0 billion) must (1) include members with banking or related financial management expertise; (2) have the ability to engage their own independent legal counsel; and (3) must not include any individuals designated as "large customers" of the institution.

     RESERVE REQUIREMENTS. The Federal Reserve Board ("FRB") requires all depository institutions (including savings associations) to maintain reserves against their deposit accounts (primarily transaction accounts and nonpersonal time deposits) and Eurocurrency liabilities. Reserves of 3% are required to be maintained against net transaction accounts of $47.8 million or less. In addition, if net transaction accounts exceed $47.8 million, institutions are required to maintain reserves equal to 10% of the excess. The reserve requirement for nonpersonal time deposits and Eurocurrency liabilities is 0%. Reserve requirements are subject to adjustment by the FRB, and must be adjusted at least annually. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. See " -- Investment Authority -- Liquidity"

     CAPITAL REQUIREMENTS

     REQUIREMENTS AND STANDARDS. The OTS capital regulations have three components: a leverage limit, a tangible capital requirement, and a risk-based capital requirement. See Note 14 to the Consolidated Financial Statements for compliance with the regulatory capital requirements. The OTS has broad discretion to impose capital requirements in excess of minimum applicable ratios. See " -- Enforcement."

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

     Certain MSRs are not deducted in computing core and tangible capital. Prior to August 10, 1998, generally, the lower of 90% of the fair market value of readily marketable MSRs, or the current unamortized book value as determined under GAAP could be included in core and tangible capital up to a maximum of 50% of core capital computed before the deduction of any disallowed qualifying intangible assets. Effective August 10, 1998, the OTS increased the maximum amount of MSRs that are includable in regulatory capital from 50% to 100% of core capital. At September 30, 1998, the Bank's core capital included $323.9 million of MSRs.

     In determining core capital, all investments in and loans to subsidiaries engaged in activities not permissible for national banks, which are generally more limited than activities permissible for savings associations and their subsidiaries, must be deducted. Certain exceptions are provided, including exceptions for mortgage banking subsidiaries and subsidiaries engaged in agency activities for customers (unless determined otherwise by the FDIC on safety and soundness grounds). Generally, all subsidiaries engaged in activities permissible for national banks are required to be consolidated for purposes of calculating capital compliance by the parent savings association.

     TANGIBLE CAPITAL REQUIREMENT. The tangible capital requirement mandates that a savings association maintain tangible capital of at least 1.5% of adjusted total assets. For purposes of this requirement, adjusted total assets are calculated on the same basis as for the leverage limit. "Tangible capital" is defined in the same manner as core capital, except that all intangible assets must be deducted. At September 30, 1998, the Bank's tangible capital ratio was 6.75%.

     RISK-BASED CAPITAL REQUIREMENT. The risk-based requirement promulgated by the OTS is required by the HOLA to track the standard applicable to national banks, except that the OTS may determine to reflect interest rate and other risks not specifically included in the national bank standard. However, such deviations from the national bank standard may not result in a materially lower risk-based requirement for savings associations than for national banks. The risk-based standard adopted by the OTS is similar to the Office of the Comptroller of the Currency standard for national banks.

     The risk-based standards of the OTS require maintenance of core capital equal to at least 4% of risk-weighted assets and total capital equal to at least 8% of risk-weighted assets. "Total capital" includes core capital plus supplementary capital (to the extent it does not exceed core capital). Supplementary capital includes cumulative perpetual preferred stock; mutual capital certificates, income capital certificates and net worth certificates; nonwithdrawable accounts and pledged deposits to the extent not included in core capital; perpetual and mandatory convertible subordinated debt and maturing capital instruments meeting specified requirements; and general loan and lease loss allowances, up to a maximum of 1.25% of risk-weighted assets. At September 30, 1998, the Bank's core capital and total capital ratios were 6.77% and 10.48%.

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

     Under the prompt corrective action provisions discussed below, no insured depository institution may make a capital distribution if it would be undercapitalized after such distribution. See " -- Enforcement -- Prompt Corrective Action."

    INVESTMENT AUTHORITY

     PERMISSIBLE LOANS AND INVESTMENTS. Federally chartered savings banks, such as the Bank, are authorized to originate, invest in, sell, purchase, service, participate, and otherwise deal in: (1) loans made on the security of residential and nonresidential real estate, (2) commercial loans (up to 20% of assets, the last 10% of which must be small business loans), (3) consumer loans (subject to certain percentage of asset limitations), and (4) credit card loans. The lending authority of federally chartered associations is subject to various OTS requirements, including, as applicable, requirements governing loan-to-value ratio, percentage-of-assets limits, and loans to one borrower limits. In September 1996, the OTS substantially revised its investment and lending regulations eliminating many of their specific requirements in favor of a more general standard of safety and soundness.

     Federally chartered savings associations may invest, without limitation, in the following assets: (1) obligations of the United States government or certain agencies thereof; (2) stock issued or loans made by the FHLBs or the FNMA; (3) obligations issued or guaranteed by the FNMA, the Student Loan Marketing Association, the GNMA, or any agency of the United States government; (4) certain mortgages, obligations, or other securities that have been sold by the FHLMC; (5) stock issued by a national housing partnership corporation; (6) demand, time, or savings deposits, shares, or accounts of any insured depository institution; (7) certain "liquidity" investments approved by the OTS to meet liquidity requirements; (8) shares of registered investment companies the portfolios of which are limited to investments that a federal association is otherwise authorized to make; (9) certain MBS; (10) general obligations of any state of the United States or any political subdivision or municipality thereof, PROVIDED that not more than 10% of a savings association's capital may be invested in the general obligations of any one issuer; (11) loans secured by residential real property; (12) credit card loans; and (13) education loans. Federally chartered savings associations may invest in secured or unsecured loans for commercial, corporate, business, or agricultural purposes, up to 20% of assets, provided that the last 10% is invested in small business loans. The HOLA also limits a federal savings association's aggregate nonresidential real property loans to 400% of the savings association's capital as determined pursuant to the OTS's capital requirements. See "-- Capital Requirements." The OTS may allow a savings association to exceed the aggregate limitation, if the OTS determines that exceeding the limitation would pose no significant risk to the safe and sound operations of the association and would be consistent with prudent operating practices. Federally chartered savings associations are also authorized by the HOLA to make investments in consumer loans, business development credit corporations, certain commercial paper and corporate debt securities, service corporations, and small business investment companies, all of which investments are subject to percentage-of-assets and various other limitations.

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

     SERVICE CORPORATIONS. The HOLA authorizes federally chartered savings associations, such as the Bank, to invest in the capital stock, obligations, or other securities of service corporations. The HOLA authorizes a savings association to invest up to a total of 3% of its assets in service corporations. The last 1% of the 3% statutory investment limit applicable to service corporations must be primarily invested in community development investments drawn from a broad list of permissible investments that include, among other things: government guaranteed loans; loans for investment in small businesses; investments in revitalization and rehabilitation projects; and investments in low- and moderate-income housing developments.

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

     QUALIFIED THRIFT LENDER ("QTL") TEST. All savings associations are required to meet a QTL test for, among other things, future eligibility for FHLB advances. A savings association that fails to satisfy the QTL test is subject to substantial restrictions on its activities and to other significant penalties. A savings association is a QTL if it either meets the test for being a domestic building and loan association, as that term is defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended; or has invested at least 65% of its portfolio assets in qualified thrift investments and maintains this level of qualified thrift investments on a monthly average basis in nine of every 12 months.

     The term "portfolio assets" is defined as total assets less intangibles, properties used to conduct business and liquid assets (up to 20% of total assets). The following assets may be included as qualified thrift investments without limit: domestic residential housing or manufactured housing loans; home equity loans and MBS backed by residential housing or manufactured housing loans; FHLB stock; certain obligations of the FDIC and certain other related entities; and education, small business, and credit card loans. Other qualifying assets, which may be included up to an aggregate of 20% of portfolio assets, are: (1) 50% of originated residential mortgage loans sold within 90 days of origination; (2) investments in debt or equity of service corporations that derive 80% of their gross revenues from housing-related activities; (3) 200% of certain loans to, and investments in, low cost one-to four-family housing; (4) 200% of loans for residential real property, churches, nursing homes, schools, and small businesses in areas where the credit needs of low- and moderate-income families are not met; (5) other loans for churches, schools, nursing homes, and hospitals; and (6) personal, family, or household loans (other than education, small business, or credit card loans).

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

     LIQUIDITY. The Bank is required to maintain an average daily balance of "liquid assets" (cash, certain time deposits, bankers' acceptances, highly rated corporate debt securities and commercial paper, securities of certain mutual funds, reserves maintained pursuant to FRB requirements, and specified government, state, or federal agency obligations) equal to a certain percentage of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At September 30, 1998, OTS regulations required a savings association, such as the Bank, to maintain liquid assets equal to not less than 4% of its net withdrawable deposit accounts and borrowings payable in one year or less.

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

     OFFICERS, DIRECTORS, AND CONTROLLING SHAREHOLDERS

     INSIDER LOANS. Loans to an executive officer or director of a savings association, or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls, or has the power to vote more than 10% of any class of voting securities of such institution ("Principal Shareholder"); to any related interests of such persons (I.E., any company controlled by such executive officer, director, or Principal Shareholder); or to any political or campaign committee, the funds or services of which will benefit such executive officer, director, or Principal Shareholder, or which is controlled by such executive officer, director or Principal Shareholder, are subject to Sections 22(g) and 22(h) of the FRA and the regulations promulgated thereunder. Among other things, such loans must be made on terms substantially the same as those prevailing on comparable transactions made to unaffiliated individuals, and may not involve more than the normal risk of repayment or present other unfavorable features. Certain extensions of credit to such persons must first be approved in advance by a disinterested majority of a savings association's entire board of directors. Section 22(h) of the FRA prohibits loans to any such individuals where the aggregate amount exceeds an amount equal to 15% of an insured institution's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus (as defined) in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all such extensions of credit outstanding to all such persons would exceed the Bank's unimpaired capital and unimpaired surplus.
Section 22(g) establishes additional limitations on loans to executive officers.

     CHANGES IN DIRECTORS AND SENIOR EXECUTIVE OFFICERS. Section 32 of the FDIA, as amended by the 1996 Act, requires a depository institution or holding company thereof to give 30 days prior written notice to its primary federal regulator of any proposed appointment of a director or senior executive officer if the institution is not in compliance with the minimum capital requirements or otherwise is in a troubled condition. The regulator then has the opportunity to disapprove any such appointment.

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

     Undercapitalized institutions are required to submit capital restoration plans to the appropriate federal banking agency and are subject to certain operational restrictions. Moreover, companies controlling an undercapitalized institution are required to guarantee the subsidiary institution's compliance with the capital restoration plan subject to an aggregate limitation of the lesser of 5% of the institution's assets or the amount of the capital deficiency when the institution first failed to meet the plan.

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

     ADMINISTRATIVE ENFORCEMENT AUTHORITY. The OTS exercises extensive enforcement authority over all savings associations and their "institution-affiliated parties" (I.E., officers, directors, controlling shareholders, employees, as well as attorneys, appraisers, or accountants if such consultants or contractors knowingly or recklessly participate in a wrongful action likely to have adverse effect on an insured institution). This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal and prohibition orders, and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. The OTS may use written agreements to correct compliance deficiencies with respect to applicable laws and regulations and to ensure safe and sound practices. Except under certain narrow circumstances, public disclosure of final enforcement actions by the federal banking agencies, including the OTS, is required.

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

     THE REAL ESTATE SETTLEMENT PROCEDURES ACT ("RESPA"). The RESPA, enacted into law in 1974, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. RESPA is applicable to all federally related mortgage loans. A "federally related mortgage loan" includes any loan secured by a first or subordinate lien on residential real property designed for occupancy by one to four families, including a refinancing of an existing loan secured by the same property, if: (1) the loan is made by any lender, the deposits of which are federally insured or any lender that is regulated by a federal agency, (2) the loan is insured, guaranteed or supplemented by a federal agency, (3) the loan is intended to be sold to the FNMA, the GNMA, or the FHLMC, or (4) the loan is made by any creditor who makes or invests in residential real estate loans aggregating more than $1 million per year.

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

     THE BANK SECRECY ACT ("BSA") AND MONEY LAUNDERING LAWS. The BSA, enacted into law in 1970, requires every financial institution within the United States to file a Currency Transaction Report with the Internal Revenue Service for each transaction in currency of more than $10,000 not exempted by the Treasury Department.

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

     ELECTRONIC FUND TRANSFER ACT ("EFTA"). The EFTA, enacted into law in 1978, provides a basic framework establishing the rights, liabilities, and responsibilities of participants in "electronic fund transfer systems", defined to include automated teller machine transfers, telephone bill-payment services, point-of-sale terminal transfers, and preauthorized transfers from or to a consumer's account (E.G., direct deposit of Social Security payments). Its primary objective is to protect the rights of individuals using these systems. The EFTA limits a consumer's liability for certain unauthorized electronic fund transfers and requires certain error resolution procedures.

     THE EXPEDITED FUNDS AVAILABILITY ACT ("EXPEDITED FUNDS ACT"). The Expedited Funds Act, enacted into law in 1987, seeks to insure prompt availability of funds deposited into a customer's account and to expedite the return of checks.

     THE TRUTH IN SAVINGS ACT ("TISA"). The TISA, enacted into law in 1991, is principally a disclosure law, the purpose of which is to encourage comparative shopping for deposit products. The common denominator used by the TISA to facilitate comparison shopping of interest payable on deposit accounts is the Annual Percentage Yield.

     THE AMERICANS WITH DISABILITIES ACT ("ADA"). The ADA, enacted into law in 1990, prohibits private employers, state and local governments, employment agencies, and labor unions from discriminating against qualified individuals with disabilities in connection with job application procedures, hiring, firing, advancement, compensation, job training, and other terms, conditions, and privileges of employment. Section 302 of Title 3 of the ADA, which covers banks, thrifts, credit unions, and finance companies, provides that "no individual shall be discriminated against on the basis of disability in the full and equal enjoyment of the goods, services, or facilities, privileges, advantages, or accommodations of any place of public accommodation". An individual with a disability is a person who: (1) has a physical or mental impairment that substantially limits one or more major life activities, (2) has a record of such an impairment, or (3) is regarded as having such an impairment.

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

     LEGISLATION

     Federal legislation and regulation have significantly affected the operations of federally insured savings associations, such as the Bank, and other federally regulated financial institutions in the past several years and have increased competition among savings associations, commercial banks, and other financial institutions. Congress has been considering legislation in various forms that would require federal thrifts, such as the Bank, to convert their charters to national or state bank charters. The Bank cannot determine whether, or in what form, such legislation may eventually be enacted, and there can be no assurance of the effect that any legislation that is enacted would have on the Bank and its affiliates. The operations of regulated depository institutions will continue to be subject to changes in applicable statutes and regulations from time to time and could adversely affect the Bank and its affiliates.

TAXATION

    FEDERAL TAXATION

     The Parent Company, Holdings, and the Bank are subject to the Internal Revenue Code of 1986, as amended (the "Code"), in the same manner, with certain exceptions, as other corporations. The Parent Company and its subsidiaries participate in the filing of a consolidated federal income tax return with their "affiliated group", as defined by the Code. For financial reporting purposes, however, each entity computes its tax on a separate-company basis. In addition to federal income taxes, the Bank is required to make payments in lieu of federal income taxes. See "-- Federal Financial
Assistance" and Note 13 to the Consolidated Financial Statements.

     FSLIC ASSISTANCE

     The Assistance Agreement required the Bank to pay to the FRF an amount equal to one-third of the sum of federal and state net tax benefits as defined by the Assistance Agreement ("Net Tax Benefits"). The Net Tax Benefits are equal to the excess of any of the federal income tax liability, which would have been incurred if the tax benefit item had not been deducted or excluded from income, over the federal income tax liability actually incurred. The Net Tax Benefits items are the tax savings resulting from (1) the utilization of the deduction by the Bank of any amount of net operating losses ("NOLs"), capital loss carryforwards, and certain other carryforwards obtained in the Acquisition,
(2) the exclusion from gross income of certain interest or assistance payments made to the Bank by the FRF, and (3) the deduction of certain costs, expenses, or losses incurred by the Bank for which the FRF has made tax-free assistance payments. These provisions were replaced by similar provisions in the Tax Benefits Agreement entered into in connection with the termination of the Assistance Agreement. The obligation to share tax benefit utilization will continue through September 30, 2003.

     The aforementioned tax relief provided savings on the amount of taxes required to be paid. The estimated tax savings, by year, were as follows (in millions):

         FOR THE YEAR ENDED
            SEPTEMBER 30,               SAVINGS
-------------------------------------   -------
     1996............................    $19.8
     1997............................     26.7
     1998............................     38.1

     NET OPERATING LOSS LIMITATIONS

     The Bank succeeded to substantial NOLs as a result of the Acquisition. The Company's total NOLs at September 30, 1998 were $524 million. In the event of an Ownership Change ("Ownership Change", as defined below), Section 382 of the
Code imposes an annual limitation on the amount of taxable income a corporation may offset with NOLs and certain recognized built-in losses. The limitation imposed by Section 382 of the Code is determined by multiplying the value of the Company's stock (both common stock and preferred stock) at the time of the Ownership Change by the applicable long-term tax exempt rate (which was 5.02% for September 1998). Any unused annual limitation may be carried over to later years, and the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change. Under current conditions, if an Ownership Change were to occur, the Company's annual NOL utilization would be limited to a maximum of approximately $57 million, based on the closing market price at September 30, 1998.

     The Company would undergo an Ownership Change if, among other things, the stockholders who own or have owned (directly or indirectly) 5% or more of the common stock of the Company or are otherwise treated as 5% stockholders or a "higher tier entity" under Section 382 of the Code ("5% Stockholders") increase their aggregate percentage ownership by more than 50% over the lowest percentage owned at any time during the Testing Period (generally the preceding three years). In applying Section 382 of the Code, at least a portion of the stock sold pursuant to the Company's August 1996 public offering is considered to be acquired by a new 5% Stockholder, even if no person acquiring the stock in fact owns as much as 5% of the issuer's stock. While the application of Section 382 of the Code is highly complex and uncertain in some respects, the Company does not believe that its fiscal 1998, 1997 and 1996 capital related transactions caused an Ownership Change. However, events could occur in future periods that are beyond the control of the Company, which could result in an Ownership Change.

     In an effort to protect against a future Ownership Change not initiated by the Company, the Company's Restated Certificate of Incorporation (the "Certificate of Incorporation") and the By-Laws limit stock transfers that would either cause a person or entity to become a 5% Stockholder or increase a 5% Stockholder's percentage ownership interest during the three years following the Company's August 1996 stock offering. Transfers are deemed prohibited by the Certificate of Incorporation, and the Company is authorized to not recognize any such transferee as a stockholder to the extent of such transfer. However, these restrictions may not be entirely effective because the Company may not, consistent with the requirements of the Nasdaq Stock Market, Inc. ("NASDAQ"), prevent the settlement of transactions through NASDAQ. Moreover, the Company's Board of Directors retains the discretion to waive these limitations or to take certain other actions that could trigger an Ownership Change, including through the issuance of additional shares of common stock in subsequent public or private offerings or through subsequent merger or acquisition transactions.

     Because the Company has utilized a substantial portion of its available ownership limitation in connection with offerings in fiscal 1998, 1997 and 1996, the Company may not be able to engage in significant transactions that would create a further shift in ownership within the meaning of Section 382 of the Code within the following three-year period without triggering an Ownership Change. There can be no assurance that future actions on the part of the Company's stockholders or the Company itself will not result in the occurrence of an Ownership Change.

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

     STATE TAXATION

     The Parent Company, Holdings, and the Bank file unitary and combined state returns with certain subsidiaries as well as separate state returns. The location of branches and offices, loan solicitations, or real property securing loans creates jurisdiction for taxation in certain states, which results in the filing of state income tax returns. Amounts for state tax liabilities are included in the Statements of Operations for fiscal 1998, 1997, and 1996. See
Note 13 to the Consolidated Financial Statements.

ITEM 2.  PROPERTIES

     The leases for the Company's headquarters and support facilities in effect at September 30, 1998 had terms from six months to ten years, with annual rental payments of $6.3 million. A majority of leases outstanding at September 30, 1998 relate to branches and expire within five years or less. The following table sets forth the number and location of the community banking, commercial banking, and wholesale mortgage origination offices of the Company as of September 30, 1998.

                                                             NUMBER OF OFFICES
                                        ------------------------------------------------------------
                                           COMMUNITY
                                            BANKING                            WHOLESALE
                                           BRANCHES          COMMERCIAL         MORTGAGE
                                        ---------------       BANKING         ORIGINATION
LOCATION                                OWNED    LEASED    OFFICES LEASED    OFFICES LEASED    TOTAL
-------------------------------------   -----    ------    --------------    --------------    -----
Houston Area.........................     14       29             1                 1            45
Dallas/Ft. Worth Area................     18       19             1             -                38
Other Texas..........................    -          4         -                 -                 4
California...........................    -        -               3                 2             5
Other U.S............................    -        -              16                 5            21
                                                                 --                --
                                        -----    ------                                        -----
     Total...........................     32       52            21                 8           113
                                        =====    ======          ==                ==          =====

     Net investment in premises and equipment totalled $59.9 million at September 30, 1998.

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

     In December 1988, the United States, through its agencies, entered into certain agreements with the Plaintiffs that resulted in contractual obligations owed to Plaintiffs. Plaintiffs contend that the obligations were undertaken to induce, and did induce, the Company's acquisition of substantially all of the assets and the secured, deposit, and certain tax liabilities of United Savings Association of Texas, an insolvent savings and loan association, thereby relieving the FSLIC, an agency of the United States government, of the immense costs and burdens of taking over and managing or liquidating the institution.

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

     The lawsuit was stayed from the outset by a judge of the Court of Federal Claims pending the United States Supreme Court's decision in the UNITED STATES
V. WINSTAR CORP., an action by three other thrifts raising similar issues (the "WINSTAR cases"). Since the Supreme Court ruling, the Chief Judge of the Court of Federal Claims has established a case management protocol for the more than 100 lawsuits on the Court of Federal Claims docket that, like Plaintiffs' case, involve issues similar to those raised in the WINSTAR cases. Chief Judge Loren Smith of the United States Court of Federal Claims transferred all WINSTAR-related cases to his own docket and entered an Omnibus Case Management Order governing proceedings in such cases, including the Company's case. Under the Omnibus Case Management Order, Chief Judge Smith serves as the "Managing Judge" for all WINSTAR-related cases and may assign other judges of the United States Court of Federal Claims to resolve pre-trial discovery disputes and common legal issues and to conduct trials. The damage trial of one of the three WINSTAR cases has been completed, and the other two cases have been settled. Trials in the remaining cases subject to the Omnibus Case Management Plan are scheduled to begin in January 1999. The Company's case is one of thirteen cases that "shall be accorded priority in the scheduling" of the damages trials under the Omnibus Case Management Order and the Company's case is currently set to begin on February 1, 1999.

     In December 1996, Chief Judge Smith decided the motion IN LIMINE on damage theories of Glendale Federal, one of four WINSTAR plaintiffs, and allowed Glendale Federal to assert several alternative damage theories against the Government, including claims for lost profits. While the Plaintiffs' damage model currently projects an ultimate damage claim in excess of $560 million, the Company is unable to predict the outcome of Plaintiffs' suit against the United States and the amount of judgment for damages, if any, that may be awarded. Plaintiffs expect that the Government may argue that no breach by the Government has occurred and that damages to Plaintiffs, in any event, would approach zero. The Company, on November 27, 1996, moved for partial summary judgement on liability, and the Government has opposed the motion. The Government, on December 8, 1998, moved for partial summary judgment on the issue of lost profits, seeking a ruling from the Court that Plaintiffs are not entitled to recover lost profits. Lost profits constitute the largest portion of Plaintiffs' total damage claim. Plaintiffs have opposed the Government's motion.

     Despite the current trial setting of February 1, 1999 for Plaintiffs' case, uncertainties remain concerning the administration of the Omnibus Case Management Order and the future course of the Company's lawsuit pursuant to the Omnibus Case Management Order. Accordingly, the Company cannot predict the timing of any resolution of its claims and now expects the trial of its case to commence during the second or third quarters of calendar 1999. The Company is also unable to predict the outcome of its suit against the United States and the amount of judgment for damages, if any, that may be awarded. Consequently, no assurances can be given as to the results of this suit.

     The Company and the other Plaintiffs participated with the Government in a non-binding alternative dispute resolution ("ADR") process that culminated in a settlement conference on October 19, 1998. The Company had not changed its assessment of the merits of its claims and agreed to participate in the ADR process solely in an effort to resolve its claims on favorable terms without the expense and uncertainty of a trial. No settlement was reached, and the Company is preparing to try the case on the original trial schedule.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company has two classes of common stock, Class A common stock and Class B common stock. The Class A and Class B common stock have identical dividend and other rights, except that the Class B common stock is non-voting and is convertible into Class A common stock upon sale or transfer to unaffiliated parties or, subject to certain limitations, at the election of the holder. The Company's Class A common stock is listed on the NASDAQ National Market System under the symbol "BNKU". At December 15, 1998, there were approximately 80 shareholders of record for the Company's Class A common stock and approximately 3 shareholders of record for the Company's Class B common stock. A majority of the Company's common stock is held in "street name" by nominees for the beneficial owners. The Company estimates the actual number of shareholders to be 7,583. The last reported sales price of common stock on December 15, 1998, was $40.625 per share.

     The high and low common stock prices by quarter for the year ended September 30 were as follows:

                                            HIGH        LOW
                                          ---------  ---------
1997
     First quarter......................  $  28.750  $  23.375
     Second quarter.....................     33.500     24.250
     Third quarter......................     39.000     28.125
     Fourth quarter.....................     44.500     35.375
1998
     First quarter......................     49.875     40.000
     Second quarter.....................     50.000     37.250
     Third quarter......................     56.500     44.500
     Fourth quarter.....................     49.750     30.000

     The cash dividends paid by quarter were as follows:

1997
     First quarter......................  $    0.14
     Second quarter.....................       0.14
     Third quarter......................       0.14
     Fourth quarter.....................       0.14
1998
     First quarter......................       0.16
     Second quarter.....................       0.16
     Third quarter......................       0.16
     Fourth quarter.....................       0.16

     The Parent Company intends, subject to its financial results, contractual, legal, and regulatory restrictions, and other factors that its Board of Directors may deem relevant, to declare and pay a quarterly cash dividend on the Parent Company's common stock. The principal source of the funds to pay any dividends on the Parent Company's common stock would be a dividend from the Bank. OTS regulations impose restrictions on the payment of dividends by savings institutions. See "Regulation -- Capital Distributions" for a discussion of these restrictions.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data are derived from the Company's audited Consolidated Financial Statements. The information set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Consolidated Statements of Financial Condition as of September 30, 1998 and 1997 and the Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 1998 and the report thereon of Deloitte & Touche LLP are included elsewhere in this document.

                                                                 AT SEPTEMBER 30,
                                       --------------------------------------------------------------------
                                           1998          1997          1996          1995          1994
                                       ------------  ------------  ------------  ------------  ------------
                                                                  (IN THOUSANDS)
SUMMARY OF FINANCIAL CONDITION

ASSETS
Cash and cash equivalents............  $    228,674  $    121,000  $    119,523  $    112,931  $     76,938
Securities purchased under agreements
  to resell and federal funds sold...       474,483       349,209       674,249       471,052       358,710
Securities and other investments.....        91,350        77,809        65,693       117,094       115,126
Mortgage-backed securities, net......       932,058     1,569,705     1,657,908     2,398,263     2,828,903
Loans, net
    Single family - held for
      investment.....................     4,686,600     5,795,179     6,113,318     7,000,303     4,144,787
    Single family - held for sale....     2,048,483       697,410       256,656       406,563       253,310
    Commercial.......................     3,472,579     2,201,880       981,001       735,876       546,794
    Consumer.........................       495,556       300,760       168,513       117,498       101,283
Mortgage servicing rights............       410,868       272,214       123,392        75,097        56,677
Other assets.........................       824,341       581,906       552,124       548,857       427,633
                                       ------------  ------------  ------------  ------------  ------------
         Total assets................  $ 13,664,992  $ 11,967,072  $ 10,712,377  $ 11,983,534  $  8,910,161
                                       ============  ============  ============  ============  ============
LIABILITIES, MINORITY INTEREST, AND
  STOCKHOLDERS' EQUITY
Deposits.............................  $  6,320,476  $  5,247,668  $  5,147,945  $  5,182,220  $  4,764,204
Federal Home Loan Bank advances......     4,783,294     3,992,344     3,490,386     4,383,895     2,620,329
Securities sold under agreements to
  repurchase
  and federal funds purchased........       811,742     1,308,600       832,286     1,172,533       553,000
Notes payable........................       219,720       220,199       115,000       115,000       115,000
Other liabilities....................       659,848       414,282       410,217       448,283       320,766
                                       ------------  ------------  ------------  ------------  ------------
         Total liabilities...........    12,795,080    11,183,093     9,995,834    11,301,931     8,373,299
                                       ------------  ------------  ------------  ------------  ------------
Minority interest -- Bank preferred
  stock..............................       185,500       185,500       185,500       185,500        85,500
Stockholders' equity.................       684,412       598,479       531,043       496,103       451,362
                                       ------------  ------------  ------------  ------------  ------------
         Total liabilities, minority
           interest, and
           stockholders' equity......  $ 13,664,992  $ 11,967,072  $ 10,712,377  $ 11,983,534  $  8,910,161
                                       ============  ============  ============  ============  ============

                                              AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                       -----------------------------------------------------
                                         1998       1997       1996       1995       1994
                                       ---------  ---------  ---------  ---------  ---------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS
Interest income......................  $ 898,746  $ 810,708  $ 812,312  $ 746,759  $ 494,706
Interest expense.....................    612,665    546,064    584,778    552,760    320,924
                                       ---------  ---------  ---------  ---------  ---------
    Net interest income..............    286,081    264,644    227,534    193,999    173,782
Provision for credit losses..........     20,123     18,107     16,469     24,293      6,997
                                       ---------  ---------  ---------  ---------  ---------
    Net interest income after
      provision for credit losses....    265,958    246,537    211,065    169,706    166,785
Non-interest income
    Net gains (losses)
         Sales of single family
           servicing rights and
           single family loans.......     11,124     21,182     43,074     60,495     63,286
         Securities and
           mortgage-backed
           securities................      2,761      2,841      4,002         26     10,404
         Other loans.................        651      1,128      3,189     (1,210)       163
         Sale of mortgage
           offices(1)................     --          4,748     --         --         --
    Loan servicing, net of related
      amortization...................     35,975     32,381     30,383     32,677     26,813
    Other............................     30,426     21,152     15,541     12,162     13,295
                                       ---------  ---------  ---------  ---------  ---------
    Total non-interest income........     80,937     83,432     96,189    104,150    113,961
                                       ---------  ---------  ---------  ---------  ---------
Non-interest expense
    Compensation and benefits........     86,725     75,016     87,640     83,520     86,504
    SAIF deposit insurance
      premiums.......................      4,160      4,797     45,690     11,428     11,329
    Restructuring charges(1).........     --         --         10,681     --         --
    Other............................     97,657     92,323     95,407     88,797     96,832
                                       ---------  ---------  ---------  ---------  ---------
    Total non-interest expense.......    188,542    172,136    239,418    183,745    194,665
                                       ---------  ---------  ---------  ---------  ---------
    Income before income taxes,
      minority interest, and
      extraordinary loss.............    158,353    157,833     67,836     90,111     86,081
Income tax expense (benefit).........     25,722     60,686    (75,765)    37,415    (31,899)
                                       ---------  ---------  ---------  ---------  ---------
    Income before minority interest
      and extraordinary loss.........    132,631     97,147    143,601     52,696    117,980
Minority interest
    Bank preferred stock dividends...     18,253     18,253     18,253     10,600      8,653
    Payments in lieu of
      dividends(2)...................     --         --          6,413        377        357
                                       ---------  ---------  ---------  ---------  ---------
    Income before extraordinary
      loss...........................    114,378     78,894    118,935     41,719    108,970
Extraordinary loss -- early
  extinguishment of debt(3)..........     --          2,323     --         --         --
                                       ---------  ---------  ---------  ---------  ---------
    Net income.......................  $ 114,378  $  76,571  $ 118,935  $  41,719  $ 108,970
                                       =========  =========  =========  =========  =========
    Net income applicable to diluted
      earnings per common share......  $ 114,378  $  76,571  $ 113,327  $  38,824  $ 102,519
                                       =========  =========  =========  =========  =========
Earnings per common share(4)
    Basic............................  $    3.62  $    2.42  $    4.06  $    1.45  $    3.78
    Diluted..........................       3.54       2.40       3.87       1.35       3.55

CERTAIN RATIOS AND OTHER DATA
Book value per common share..........  $   21.67  $   18.94  $   16.81  $   17.19  $   15.64
Dividends per common share...........       0.64       0.56       3.46     --         --
Average common shares outstanding....     31,595     31,596     29,260     28,863     28,863
Average common shares and equivalents
  outstanding........................     32,337     31,881     29,287     28,863     28,863
Regulatory capital ratios of the Bank
    Tangible capital.................       6.75%      7.72%      6.57%      6.20%      6.01%
    Core capital.....................       6.77       7.77       6.64       6.29       6.17
    Total risk-based capital.........      10.48      13.18      13.09      13.45      14.02
Return on average assets(5)..........       1.04       0.85       1.28       0.50       1.42
Return on average common equity......      17.78      13.50      23.06       8.80      26.32
Stockholders' equity to assets.......       5.01       5.00       4.96       4.14       5.07
Tangible stockholders' equity to
  tangible assets....................       4.59       4.89       4.81       3.93       4.68
Net yield on interest-earning
  assets.............................       2.42       2.52       2.10       1.92       2.20
Interest rate spread.................       2.21       2.26       1.78       1.61       1.95

                                                      AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                       --------------------------------------------------------------------
                                           1998          1997          1996          1995          1994
                                       ------------  ------------  ------------  ------------  ------------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CERTAIN RATIOS AND OTHER DATA --
  CONTINUED
Average interest-earning assets to
  average interest-bearing
  liabilities........................          1.04          1.05          1.06          1.06          1.06
Single family servicing portfolio....  $ 27,935,300  $ 24,518,396  $ 13,246,848  $ 12,532,472  $  8,920,760
Fundings:
    Single family....................     3,789,389     2,188,273     3,602,009     3,226,324     5,424,550
    Commercial.......................     2,876,328     1,492,931       891,306       547,117       364,604
    Consumer.........................       367,097       152,665       125,596        99,249        94,153
                                       ------------  ------------  ------------  ------------  ------------
Total fundings.......................     7,032,814     3,833,869     4,618,911     3,872,690     5,883,307
                                       ------------  ------------  ------------  ------------  ------------
Loans purchased for held to maturity
  portfolio..........................     1,158,270     1,086,249       148,510     2,658,093     1,406,275
Non-interest expense to average total
  assets.............................          1.48%         1.55%         2.13%         1.76%         2.35%
Net operating expense ratio(6).......          0.84          0.80          1.28          0.76          0.97
Efficiency ratio(7)..................         50.35         49.78         73.87         58.03         65.78
Nonperforming assets to total
  assets.............................          0.59          0.63          1.12          0.84          1.09
Net nonaccrual loans to total
  loans..............................          0.58          0.60          1.19          0.91          1.51
Allowance for credit losses to net
  nonaccrual loans...................         75.91         72.61         44.24         48.74         30.73
Allowance for credit losses to
  nonperforming assets...............         57.84         52.24         32.95         36.65         24.18
Allowance for credit losses to total
  loans..............................          0.44          0.43          0.52          0.44          0.46
Net loan charge-offs to average
  loans..............................          0.13          0.23          0.17          0.16          0.30
Full-time equivalent employees.......         1,927         1,541         2,310         2,663         2,894
Number of community banking
  branches...........................            84            71            70            65            62
Number of commercial banking
  origination offices................            21            11             9             9             5
Number of mortgage origination
  offices(1).........................             8             6            85           122           145

CERTAIN RATIOS AND OTHER DATA --
  EXCLUDING ADJUSTING ITEMS(8)
Net income...........................  $     89,944  $     75,970  $     56,392  $     41,719  $     50,804
Net income applicable to common
  shares.............................        89,944        75,970        53,295        38,824        47,585
Earnings per diluted share...........          2.78          2.38          1.82          1.35          1.65
Return on average assets.............          0.85%         0.85%         0.67%         0.50%         0.72%
Return on average common equity......         14.28         13.41         11.47          8.80         12.27
Efficiency ratio.....................         49.43         49.78         57.06         58.03         65.78

------------

(1) During fiscal 1997, the Company sold certain of its mortgage origination offices. In connection with this sale, the remaining offices were restructured or closed. The mortgage origination branches shown at September 30, 1998 and 1997 are wholesale mortgage origination offices, which are currently part of the Financial Markets Group. See Note 17 to the Consolidated Financial Statements.

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

(4) Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS"). It requires dual presentation of basic and diluted EPS for entities with complex capital structures. All prior period EPS data were restated to comply with SFAS No. 128, but are not materially different.

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

(5) Return on average assets is net income without deduction of minority interest, divided by average total assets.

(6) Net operating expense ratio is total non-interest expense, less total non-interest income, as a percentage of average assets for each period.

(7) Efficiency ratio is non-interest expenses (excluding goodwill amortization), divided by net interest income plus non-interest income, excluding net gains (losses) on securities, MBS, other loans, and the sale of mortgage offices.

(8) Adjusting items are composed of the following for fiscal 1998, 1997, 1996, and 1994:

    -- 1998 (increased EPS $0.76) -- (1) two positive income tax adjustments totalling $33.5 million, (2) an increase in the commercial loan allowance of $7.8 million ($4.9 million net of tax), and (3) provisions for the impact of higher prepayments on the single family loan and servicing portfolios totalling $6.7 million ($4.2 million net of tax);

    -- 1997 (increased EPS $0.02) -- (1) the gain on the sale of mortgage offices of $4.7 million ($2.9 million net of tax) and (2) an extraordinary loss on extinguishment of debt of $3.6 million ($2.3 million net of tax);

    -- 1996 (increased EPS $2.05) -- (1) a one-time SAIF assessment charge of
       $33.7 million($20.7 million net of tax), (2) compensation expense of $7.8 million ($4.8 million net of tax), (3) charges totalling $12.5 million ($7.7 million net of tax) related to the restructuring of and items associated with the mortgage origination business, (4) a contractual payment to previous minority interests of $5.9 million, and
       (5) an income tax benefit of $101.7 million;

    -- 1994 (increased EPS $1.90) -- an income tax benefit of $58.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF RESULTS OF OPERATIONS

    OVERVIEW

     1998 COMPARED TO 1997. Net income was $114.4 million ($3.54 per diluted share) for fiscal 1998, compared to $76.6 million ($2.40 per diluted share) for fiscal 1997. The increase in net income was primarily caused by two positive income tax adjustments that were recorded in fiscal 1998, increased net interest income and increased loan servicing, community banking and commercial banking related fees. These increases were partially offset by lower gains on sales of single family loans and higher non-interest expenses.

     1997 COMPARED TO 1996. Net income was $76.6 million ($2.40 per diluted share) for fiscal 1997, compared to $118.9 million ($3.87 per diluted share) for fiscal 1996. The decrease in net income was primarily due to a positive income tax adjustment recorded during fiscal 1996, an extraordinary loss on the extinguishment of debt recognized during fiscal 1997, and lower gains on sales of single family loans. These decreases were partially offset by the gain on sale of certain mortgage origination offices recognized during fiscal 1997, an improved interest rate margin, and lower non-interest expenses.

    NET INTEREST INCOME

     Net interest income is based on the levels of interest-earning assets and interest-bearing liabilities and the spread between the yields earned on assets and rates paid on liabilities. The net interest-rate spread is affected by changes in general market interest rates, including changes in the relationship between short- and long-term interest rates, the effects of periodic caps on the Company's adjustable-rate loan and MBS portfolios, and the interest rate sensitivity position or gap. See "Business -- General," "Business -- Market
Risk Analysis," and Note 11 to the Consolidated Financial Statements.

     The Company's average balances, interest, and average yields were as follows:

                                                                    FOR THE YEAR ENDED SEPTEMBER 30,
                                      ----------------------------------------------------------------------------------------------
                                                   1998                           1997                             1996
                                      -----------------------------  ------------------------------  -------------------------------
                                       AVERAGE               YIELD/   AVERAGE                YIELD/   AVERAGE                 YIELD/
                                       BALANCE    INTEREST    RATE    BALANCE    INTEREST     RATE    BALANCE    INTEREST      RATE
                                      ----------  ---------  ------  ----------  ---------   ------  ----------  ---------    ------
                                                                    (DOLLARS IN THOUSANDS)
Interest-earning assets
    Short-term interest-earning
      assets......................... $  515,311  $  37,962   7.37%  $  566,964  $  36,240    6.39%  $  668,657  $  39,302     5.88%
    Securities and other investments.    135,496      9,093   6.71       81,422      5,371    6.60       77,791      3,984     5.12
    Mortgage-backed securities.......  1,233,707     82,170   6.66    1,548,285    104,891    6.77    1,968,230    128,143     6.51
    Loans:
        Single family - held for
          investment.................  4,835,796    370,446   7.66    6,108,397    477,332    7.81    6,580,059    508,651     7.73
        Single family - held for sale  1,667,629    111,143   6.66      325,237     24,782    7.62      376,098     28,189     7.50
        Commercial...................  2,819,209    242,435   8.60    1,416,693    126,844    8.95      794,529     73,258     9.22
        Consumer.....................    385,718     32,866   8.52      243,086     23,928    9.84      139,142     17,842    12.82
                                      ----------  ---------  ------  ----------  ---------   ------  ----------  ---------    -----
          Total loans................  9,708,352    756,890   7.80    8,093,413    652,886    8.07    7,889,828    627,940     7.96
                                      ----------  ---------  ------  ----------  ---------   ------  ----------  ---------    -----
    FHLB stock.......................    210,773     12,631   5.99      191,465     11,320    5.91      213,242     12,943     6.07
                                      ----------  ---------  ------  ----------  ---------   ------  ----------  ---------    -----
        Total interest-earning assets 11,803,639    898,746   7.61   10,481,549    810,708    7.73   10,817,748    812,312     7.51
    Non-interest-earning assets......    956,758                        621,596                         411,683
                                      ----------  ---------  ------  ----------  ---------   ------  ----------  ---------    -----
        Total assets................. $12,760,397                    $11,103,145                     $11,229,431
                                      ==========                     ==========                      ==========
Interest-bearing liabilities
    Deposits
        Checking accounts............ $  638,557      2,368   0.37   $  534,820      2,300    0.43   $  470,826      2,593     0.55
        Money market accounts........  1,898,366    106,432   5.61    1,510,135     83,305    5.52    1,234,299     68,841     5.58
        Savings accounts.............    127,022      3,710   2.92      127,494      3,345    2.62      138,007      3,857     2.79
        Certificates of deposit......  3,391,938    188,250   5.55    2,954,743    173,811    5.88    3,222,602    196,929     6.11
                                      ----------  ---------  ------  ----------  ---------   ------  ----------  ---------    -----
          Total deposits.............  6,055,883    300,760   4.97    5,127,192    262,761    5.12    5,065,734    272,220     5.37
                                      ----------  ---------  ------  ----------  ---------   ------  ----------  ---------    -----
    FHLB advances....................  4,090,359    236,252   5.78    3,705,072    212,558    5.74    4,073,297    247,093     6.07
    Reverse repurchase agreements and
      federal funds purchased........    971,546     56,082   5.77    1,002,165     57,335    5.72      955,708     55,112     5.77
    Notes payable....................    220,019     19,571   8.90      157,565     13,410    8.51      115,000     10,353     9.00
                                      ----------  ---------  ------  ----------  ---------   ------  ----------  ---------    -----
        Total interest-bearing
          liabilities................ 11,337,807    612,665   5.40    9,991,994    546,064    5.47   10,209,739    584,778     5.73
    Non-interest-bearing liabilities,
      minority interest, and
      stockholders' equity...........  1,422,590                      1,111,151                       1,019,692
                                      ----------  ---------  ------  ----------  ---------   ------  ----------  ---------    -----
        Total liabilities, minority
          interest, and stockholders'
          equity..................... $12,760,397                    $11,103,145                     $11,229,431
                                      ==========                     ==========                      ==========
Net interest income/interest rate
  spread.............................             $ 286,081   2.21%              $ 264,644    2.26%              $ 227,534     1.78%
                                                  =========  ======              =========   ======              =========    =====
Net yield on interest-earning assets.                         2.42%                           2.52%                            2.10%
                                                             ======                          ======                           =====
Ratio of average interest-earning
  assets to average interest-
  bearing liabilities................       1.04                           1.05                            1.06
                                      ==========                     ==========                      ==========

     The following table analyzes net interest income in terms of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in yields and rates. The table shows the extent to which changes in the interest income and interest expense are due to changes in volume (changes in volume multiplied by prior year rate) and changes in rate (changes in rate multiplied by prior year volume).

                                                         FOR THE YEAR ENDED SEPTEMBER 30,
                                       ---------------------------------------------------------------------
                                                 1998 VS. 1997                       1997 VS. 1996
                                       ----------------------------------  ---------------------------------
                                         VOLUME       RATE        NET        VOLUME      RATE        NET
                                       ----------  ----------  ----------  ----------  ---------  ----------
                                                                  (IN THOUSANDS)
INTEREST INCOME
  Short-term interest-earning
     assets..........................  $   (3,500) $    5,222  $    1,722  $   (6,293) $   3,231  $   (3,062)
  Securities and other investments...       3,630          92       3,722         193      1,194       1,387
  Mortgage-backed securities.........     (21,039)     (1,682)    (22,721)    (28,206)     4,954     (23,252)
  Loans..............................     138,671     (34,667)    104,004      16,245      8,701      24,946
  FHLB stock.........................       1,156         155       1,311      (1,290)      (333)     (1,623)
                                       ----------  ----------  ----------  ----------  ---------  ----------
          Total......................     118,918     (30,880)     88,038     (19,351)    17,747      (1,604)
                                       ----------  ----------  ----------  ----------  ---------  ----------
INTEREST EXPENSE
  Deposits...........................      45,949      (7,950)     37,999       3,280    (12,739)     (9,459)
  FHLB advances......................      22,206       1,488      23,694     (21,565)   (12,970)    (34,535)
  Reverse repurchase agreements and
     federal funds purchased.........      (1,753)        500      (1,253)      2,697       (474)      2,223
  Notes payable......................       5,522         639       6,161       3,649       (592)      3,057
                                       ----------  ----------  ----------  ----------  ---------  ----------
          Total......................      71,924      (5,323)     66,601     (11,939)   (26,775)    (38,714)
                                       ----------  ----------  ----------  ----------  ---------  ----------
          Net change in net interest
            income...................  $   46,994  $  (25,557) $   21,437  $   (7,412) $  44,522  $   37,110
                                       ==========  ==========  ==========  ==========  =========  ==========

     1998 COMPARED TO 1997. Net interest income was $286.1 million for fiscal 1998, compared to $264.6 million for fiscal 1997, for a $21.5 million, or 8%, increase. This increase was caused by a $1.3 billion, or 13%, increase in average interest-earning assets and a change in the composition of assets and deposits, partially offset by a 10 basis point decrease in the net yield on interest-earning assets ("net yield").

     The increase in average interest-earning assets came from growth in originations and purchases of commercial loans. As a result of this growth, the composition of the Company's assets has changed during the year. During fiscal 1998, commercial loans comprised 24% of average interest-earning assets and single family loans comprised 55%. During fiscal 1997, commercial loans comprised 14% and single family loans comprised 61%. Average deposits increased $928.7 million, or 18%, during fiscal 1998. This increase is primarily due to an increase in lower costing transaction accounts and CDs.

     The net yield was 2.42% for fiscal 1998, compared to 2.52% for fiscal 1997. The net yield decreased due to a decline in long-term market interest rates, and the resulting prepayments of higher yielding single family loans. As new loans are originated at the lower current market interest rates, they are generally included in the Company's held for sale portfolio. Excluding the single family held for sale portfolio, the net yield would have been 2.68% for the year ended September 30, 1998, compared to 2.55% for the year ended September 30, 1997. The resulting 13 basis point increase was due to increased levels of higher yielding commercial loans and lower deposit rates. The decline in deposit rates resulted from deposits acquired in recent branch acquisitions and maturities of higher rate brokered deposits.

     1997 COMPARED TO 1996. Net interest income was $264.6 million for fiscal 1997, compared to $227.5 million for fiscal 1996, for a $37.1 million, or 16%, increase. This increase was caused by a 42 basis point increase in the net yield, partially offset by a $336.2 million decrease in average interest-earning assets.

     The yield on interest-earning assets increased 22 basis points in fiscal 1997, in comparison to the prior year, primarily due to the shift in assets to higher yielding commercial and consumer loans from the traditionally lower yielding single family mortgages and to higher rates on adjustable-rate MBS. Average interest-earning assets decreased primarily due to principal repayments on MBS.

     The cost of funds decreased 26 basis points during fiscal 1997, in comparison to the prior year, primarily due to a decrease in FHLB advance rates and lower deposit rates, caused by an increase in the number of lower cost transaction accounts.

     PROVISION FOR CREDIT LOSSES

     1998 COMPARED TO 1997. The provision for credit losses increased $2.0 million, to $20.1 million for fiscal 1998. This increase principally resulted from an increase in the allowance established for the commercial loan portfolio, which was partially offset by a reduction in the allowance for the single family loan held for investment portfolio. The commercial loan portfolio increased $1.3 billion, or 58%, during fiscal 1998. Due to this growth, the Company increased this portfolio's allowance levels to approximately one percent. The single family loan held for investment portfolio decreased $1.1 billion, or 19%, during fiscal 1998. The Company determined that its allowance for single family loans held for investment could be reduced, based on the portfolio's historical losses, as well as the reduction in the outstanding portfolio balance. Accordingly, the allowance for single family loans held for investment was reduced to approximately 27 basis points. The consumer loan provision decreased from the year ago period due to the sale of the consumer line of credit portfolio, totalling $37.6 million, in fiscal 1998. Charge-offs of $4.9 million related to this sale were recorded during fiscal 1998.

     1997 COMPARED TO 1996. The provision for credit losses increased $1.6 million during fiscal 1997, compared to the prior year. The primary items contributing to this increase were charge-offs of $5.0 million recorded in conjunction with a bulk sale of $31.3 million of nonperforming single family loans during fiscal 1997, increased commercial and small business portfolios, and the addition of new product lines, including healthcare loans and commercial loan syndications. The unsecured consumer line of credit product, which carried the highest level of reserves in the loan portfolio, experienced a decline in provisions from fiscal 1996 to 1997, due to a decrease in that product's total portfolio balance from $51.2 million at September 30, 1996 to $42.1 million at September 30, 1997.

     See "-- Asset Quality" and Note 5 to the Consolidated Financial
Statements.

    MORTGAGE BANKING RESTRUCTURINGS AND SALE OF OFFICES

     In fiscal 1996, the Company recorded a restructuring charge of $10.7 million before tax, to recognize the costs of closing or consolidating mortgage origination offices and several regional operation centers and recorded $1.8 million of other expenses related to its mortgage origination business. In fiscal 1997, the Company sold certain of its mortgage origination offices. In connection with this sale, the remaining offices were restructured or closed. The net gain on the sale of these offices, reduced by additional restructuring costs, was $4.7 million before tax, $2.9 million after tax, or $0.09 per share. See "Business -- Mortgage Banking Group" and Note 17 to the Consolidated Financial Statements.

     NON-INTEREST INCOME

     1998 COMPARED TO 1997. Non-interest income decreased $2.5 million, or 3%, during fiscal 1998, compared to fiscal 1997. This decrease was largely the result of lower gains on sales of single family loans, partially offset by increased loan servicing, community banking and commercial banking related fees. Fiscal 1997 results include a $4.7 million gain related to the sale of certain mortgage origination offices.

     Despite an increase in the volume of single family loans sold ($1.9 billion for fiscal 1998, compared to $1.2 billion for fiscal 1997), gains on sales of such loans declined $10.1 million, or 47%. Loans sold during fiscal 1998 were originated through the Company's wholesale network. Loans sold in fiscal 1997 were principally originated through the Company's retail network, which was sold during the second quarter of fiscal 1997. While loans originated through a wholesale network typically have a higher cost basis and therefore reduced gains upon sale, non-interest expenses associated with such loans are generally lower. Changes in the mix of products sold and, to a lesser extent, competitive market pressures also contributed to lower gains during the current period.

     Loan servicing income, which consists of loan servicing fee revenue, net of the amortization of MSRs, increased $3.6 million during fiscal 1998. Loan servicing income for fiscal 1998 was reduced by a valuation allowance of $4.8 million, which was established due to the effect of a decline in long-term market interest rates. Excluding this valuation allowance, loan servicing income increased $8.4 million, or 26%, during fiscal 1998.

Gross servicing fee revenue increased $31.6 million, and the related amortization of MSRs increased $23.2 million. These increases resulted from a larger portfolio of single family loans serviced for others, which averaged $21.4 billion for fiscal 1998, compared to $14.5 billion for fiscal 1997. Gross servicing fee revenue did not include the full year effect of the servicing rights purchased during fiscal 1998, as it was reduced by costs incurred to have the loans subserviced on the Company's behalf until such loans were transferred to the Company's portfolio.

     Other non-interest income increased $9.3 million, or 44%, during fiscal 1998, due to higher volumes of activity in several areas. Checking account and ATM fee revenue grew by $3.2 million, stemming from growth in the number of checking accounts from 163,000 at September 30, 1997 to 176,000 at September 30, 1998, as well as a higher volume of insufficient funds charges. Broker and annuity fees increased $2.7 million as a result of greater sales volumes, which increased $21.3 million, or 14%, from the prior year. Debit cards, introduced in March 1997, had an increase in income of $1.1 million over the prior year. Commercial banking related fees increased $1.3 million due primarily to growth in the warehouse line of credit product, which almost doubled from $464.2 million to $787.7 million during fiscal 1998.

     1997 COMPARED TO 1996. Non-interest income decreased $12.8 million, or 13%, during fiscal 1997 compared to fiscal 1996. This decrease was caused by lower gains on sales of single family loans due to the sale of certain of the Company's mortgage origination offices during fiscal 1997, partially offset by the gain recorded on that sale. See " -- Mortgage Banking Restructurings and Sale of Offices". Loan servicing income remained relatively unchanged during fiscal 1997, as compared to the previous year. Gross servicing fee revenue increased $19.6 million and was partially offset by a $17.6 million increase in MSR amortization. These increases were caused by a larger average portfolio of single family loans serviced for others for fiscal 1997, as compared to fiscal 1996 ($14.5 billion versus $8.4 billion), due primarily to purchases of servicing rights totalling $12.6 billion during fiscal 1997. Gross servicing fee revenue for fiscal 1997 did not include the full year effect of the servicing rights purchased during fiscal 1997 as it was reduced by costs incurred to have the loans subserviced on the Company's behalf until such loans were transferred to the Company's portfolio. Other non-interest income increased $5.6 million, or 36%, during fiscal 1997, as compared to the prior year, due to an increase in the number of checking accounts maintained by the Company for which certain fees are assessed and an increase in annuity sales volume.

     NON-INTEREST EXPENSE

     1998 COMPARED TO 1997. Non-interest expense was $188.5 million for fiscal 1998, up 9.5% from $172.1 million for fiscal 1997. Despite the increase in expenses, the ratio of non-interest expense to average total assets decreased from 1.55% for fiscal 1997 to 1.48% for fiscal 1998, while the efficiency ratio remained at approximately 50% for both periods. The expense increase was principally the result of growth in the servicing portfolio, higher levels of loan activity, and recent branch acquisitions. Start-up costs incurred in conjunction with the Company's program of offering home equity loans in Texas also caused an increase in non-interest expenses. Non-interest expenses for fiscal 1998 included $1.8 million of costs associated with the forbearance litigation. See "Legal Proceedings." Non-interest expense for fiscal 1997 included costs associated with the retail mortgage origination network, which was sold in the second quarter of fiscal 1997.

     1997 COMPARED TO 1996. Total non-interest expense was $172.1 million for fiscal 1997 and $239.4 million for fiscal 1996. Non-interest expense for fiscal 1996 included several adjusting items, including $7.8 million of compensation expenses, $33.7 million in SAIF deposit insurance premiums, and a $10.7 million restructuring charge. See Notes 12, 14, and 17 to the Consolidated Financial Statements. Excluding these adjusting items, non-interest expense was $172.1 million for fiscal 1997 compared to $187.3 million for fiscal 1996 or 1.55% and 1.67% of average total assets. Expenses were reduced 8% principally due to lower SAIF premiums and the effect of the sale of certain of the Company's mortgage origination offices. Effective January 1, 1997, the SAIF deposit insurance assessment was reduced from 23 to 6.48 basis points, which lowered the amount of premiums paid in fiscal 1997 by $7.2 million. As a result of the sale of certain of the Company's mortgage origination offices (down from 85 offices at September 30, 1996 to six at September 30, 1997), decreases in compensation, occupancy, data processing, furniture and equipment, and other non-interest expenses also were realized.

Offsetting these declines were increased legal expenses of $2.2 million for costs associated with the forbearance litigation. See "Legal Proceedings."

     INCOME TAXES

     The provision for income taxes, excluding taxes on the extraordinary loss, was an expense of $25.7 million for fiscal 1998, an expense of $60.7 million for fiscal 1997, and a net benefit of $75.8 million for fiscal 1996. During fiscal 1998, the Company successfully resolved an outstanding tax benefit lawsuit with the FDIC as manager of the FRF, which resulted in a positive income tax adjustment of approximately $6.0 million. Additionally, the Company recognized a positive income tax adjustment of $27.5 million resulting from the anticipated use of additional NOLs against future taxable income.

     In fiscal 1996, the Certificate of Incorporation and By-Laws were restated with the intent to preserve certain beneficial tax attributes limiting the disposition of certain common stock and other interests in the Parent Company by certain of its stockholders. The preservation of these tax attributes allowed the recognition of tax benefits for the expected utilization of NOLs against future taxable income. Also in fiscal 1996, the Parent Company and the Bank entered into a tax sharing agreement resulting in the recognition of a tax benefit for the expected utilization of the Parent Company's NOLs by the Bank. As a result of the tax sharing agreement and the restatement of the Certificate of Incorporation and By-laws, a total tax benefit of $101.7 million was recognized in fiscal 1996. See "Business -- Taxation" and Note 13 to the Consolidated Financial Statements.

    MINORITY INTEREST

     Dividends paid on the Bank's preferred stock were $18.3 million for fiscal 1998, 1997, and 1996. These shares are not owned by the Company and, accordingly, are shown as minority interest in the Consolidated Financial Statements. Payments in lieu of dividends increased during fiscal 1996 because of the contractual payment of $5.9 million made to the FDIC-FRF in connection with the declaration of a $100 million dividend on the common stock of the Bank. See "Business -- Federal Financial Assistance -- Warrant Agreement" and Note
15 to the Consolidated Financial Statements.

    EXTRAORDINARY LOSS

     In May 1997, the Company issued $220 million of subordinated notes and used a portion of the net proceeds to retire $114.5 million of the Company's senior notes. The costs associated with retiring the Senior Notes are shown as an extraordinary loss of $3.6 million, or $2.3 million after tax ($0.07 per share). See Note 10 to the Consolidated Financial Statements.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION

     1998 ACTIVITY. Total assets increased during fiscal 1998 by $1.7 billion, or 14%, to $13.7 billion. This increase primarily occurred in the loan portfolio. During the year, the Company acquired 21 branches having deposits totalling $1.5 billion. The cash acquired in these transactions, along with principal repayments on loans and MBS, were used to fund the growth in the Company's loan portfolio.

     Repurchase Agreements and federal funds sold increased $125.3 million during fiscal 1998. This increase primarily resulted from the Company's ability to borrow funds and invest those funds at a positive spread on a short-term basis.

     Securities and other investments increased $13.5 million, or 17%, during fiscal 1998. During this period, $357.3 million of investments, primarily commercial paper, were purchased and $344.5 million of commercial paper matured. Additionally, $506.1 million of securities were created through the securitization of SBA loans and $494.8 million of these types of securities were sold. The SBA interest-only strips related to these securitizations approximating $45.8 million were retained by the Company. See
"Business -- Investment Portfolio."

     MBS declined $637.6 million during fiscal 1998 due to principal repayments and sales. Principal repayments increased 61%, totalling $539.5 million during fiscal 1998, compared to $335.0 million for fiscal 1997, as a result of increased refinancing activity. Sales of MBS totalled $99.5 million during fiscal 1998, compared to $6.9 million during fiscal 1997.

     The following table shows activity in the loan portfolio.

                                            FOR THE YEAR ENDED SEPTEMBER 30,
                                       -------------------------------------------
                                           1998           1997           1996
                                       -------------  -------------  -------------
                                                     (IN THOUSANDS)
Beginning balance....................  $   8,995,229  $   7,519,488  $   8,260,240
  Fundings
     Single family...................      3,789,389      2,188,273      3,602,009
     Commercial......................      2,876,328      1,492,931        891,306
     Consumer........................        367,097        152,665        125,596
  Purchases
     Single family...................      1,094,729        795,827        226,298
     Commercial......................        653,170        639,852         65,521
     Consumer........................            172         95,613       --
  Net change in mortgage banker
     finance line of credit..........        321,897        324,087         30,481
  Repayments
     Single family...................     (2,662,080)    (1,581,897)    (1,694,676)
     Commercial......................     (2,036,509)      (864,745)      (529,233)
     Consumer........................       (134,550)      (109,256)       (90,587)
  Securitized loans sold or
     transferred.....................     (1,439,138)    (1,290,220)    (2,669,406)
  Sales..............................     (1,078,258)      (319,707)      (646,979)
  Other..............................        (44,258)       (47,682)       (51,082)
                                       -------------  -------------  -------------
Ending balance.......................  $  10,703,218  $   8,995,229  $   7,519,488
                                       =============  =============  =============

     Total loans increased $1.7 billion, or 19%, during the fiscal 1998, to $10.7 billion. Additionally, the composition of the loan portfolio changed as the Company continued to expand its commercial and consumer lending lines of business. At September 30, 1998, commercial and consumer loans totalled 37% of the Company's total loan portfolio, compared to 28% at September 30, 1997.

     The commercial loan portfolio increased $1.3 billion, or 58%, since September 1997, as a result of originations and purchases. Commercial loan originations, primarily related to residential construction and multi-family loans, totalled $2.9 billion during fiscal 1998, an increase of $1.4 billion, or 93%, over fiscal 1997. During fiscal 1998, the Company purchased commercial real estate loans with principal balances totalling $157.8 million. These loans were primarily secured by apartment buildings, office buildings, and retail centers. Additionally, $495.4 million of SBA loans were purchased during fiscal 1998, of which $506.1 million were securitized. During fiscal 1998, the commercial loan portfolio increased as follows: single family construction ($390.3 million or 100%), multi-family ($100.3 million or 13%), commercial real estate ($307.6 million or 81%), healthcare ($171.8 million or 179%), mortgage banker finance lines of credit ($323.5 million or 70%), and SBA ($4.9 million or 4%).

     Consumer loans increased $187.9 million, or 62%, to $493.5 million at September 30, 1998. This increase was due to a 60% increase in the home improvement loan portfolio and the implementation of the Company's home equity lending program in Texas. Since the program began in January 1998, following an amendment to the Texas constitution permitting such lending in the state, the Company has funded $201.0 million of such loans.

     Total single family loans increased $225.2 million, or 3%, during fiscal 1998. Single family loans held for sale increased $1.3 billion, which was partially offset by a $1.1 billion decrease in single family loans held for investment.

     Single family loans held for sale increased as a result of higher originations despite the sale of certain mortgage origination offices during fiscal 1997. The Company continues to originate loans through its wholesale origination network. Single family loan originations increased to $3.8 billion during fiscal 1998, compared to $2.2 billion during fiscal 1997. The increase in originations is due to increased refinancing activity resulting from lower long-term market interest rates. Refinancings approximated $2.5 billion and $941.0 million, or 67% and 43% of total single family loan originations during fiscal 1998 and 1997. Sales of single family loans were $1.9 billion for fiscal 1998, compared to $1.2 billion for the prior year.

     During September 1998, the Company purchased $867.8 million of adjustable-rate single family loans for the held for investment portfolio. Despite this purchase, the single family loan held for investment portfolio declined, primarily due to principal repayments. The outstanding balance of this portfolio decreased as the Company continues to build its commercial and consumer loan portfolios and designate a greater portion of its single family originations as held for sale.

     MSRs increased $138.7 million to $410.9 million at September 30, 1998. During fiscal 1998, the Company purchased servicing rights associated with $8.1 billion in loans increasing the servicing portfolio to $27.9 billion at September 30, 1998, compared to $24.5 billion at September 30, 1997. In an effort to mitigate the effect of a decline in the value of the servicing portfolio that may result from a decline in market interest rates and increased prepayments, the Company enters into interest rate floor agreements. See "Business -- Mortgage Servicing Group -- Mortgage Servicing Rights" and Note 11 to the Consolidated Financial Statements. A $4.8 million valuation allowance related to this portfolio was established due to the effect of a decline in long-term market interest rates.

     Deposits increased $1.1 billion, or 20%, to $6.3 billion at September 30, 1998. Transaction accounts, including checking, savings, and money market accounts, increased $568.9 million, or 24%, as a result of successful marketing efforts. Commercial deposits increased during the year by $169.5 million, or 15%. During fiscal 1998, the Company purchased 21 branches with deposits, primarily CDs, totalling $1.5 billion and associated goodwill of $51.7 million. The Company has closed 13 of the 21 branches and has continued to operate the remaining eight locations. Cash from higher deposit levels provided a majority of the funds for asset purchases and originations during fiscal 1998. Historically, the Company has relied more on higher cost FHLB borrowings and reverse repurchase agreements. In September 1998, the Company signed an agreement to purchase a commercial bank operating five branches, having assets of $225 million and deposits of $203 million. Closing of this transaction is expected early in 1999.

     Increases in other assets and other liabilities were primarily a result of the growth in the Company's servicing portfolio.

     The Company has entered into other financial instruments for the purposes of reducing interest rate risk in addition to the interest rate floor agreements hedging the servicing portfolio. See Note 11 to the Consolidated Financial Statements.

     1997 ACTIVITY. Total assets increased during fiscal 1997 by $1.3 billion, or 12%, to $12.0 billion. This increase was caused by growth in the commercial and consumer loan portfolios and MSR purchases, funded primarily with FHLB advances and reverse repurchase agreements. The composition of the Company's balance sheet at September 30, 1997 showed less reliance on single family mortgage loans and MBS in favor of higher margin commercial and consumer loans. The composition of the Company's deposit base also changed during fiscal 1997, due to an increase in lower cost transaction accounts and a reduction in higher costing CDs. See "Business -- Deposits."

     Single family loans remained relatively flat during fiscal 1997. Increases due to purchases and originations of these loans during the year were offset by principal repayments. Although single family loans were 72% of the Company's total loan portfolio at September 30, 1997, the Company continued to reduce its reliance on these loans as evidenced by the sale of certain of its mortgage origination offices during fiscal 1997. See "Business -- Mortgage Banking Group." Single family loans held for sale increased $440.8 million during fiscal 1997, up from $256.6 million at September 30, 1996, to $697.4 million at September 30, 1997.

     At September 30, 1997, commercial and consumer loans were 28% of the total loan portfolio, compared to 15% at September 30, 1996. Commercial loans increased $1.2 billion, or 124%, during fiscal 1997, compared to an increase of $245.1 million, or 33%, during fiscal 1996, due to higher purchases and originations. Consumer loans increased $132.2 million, or 78%, during fiscal 1997. This increase was caused by purchases of home equity line of credit loans outside the state of Texas and increased home improvement loan originations, offset by a lower consumer line of credit portfolio.

     During fiscal 1997, $406.3 million of SBA loans were purchased and a portion were pooled into securities totalling $341.5 million. Securities created from these SBA loans totalling $335.1 million were sold during fiscal 1997.

     MSRs increased $148.8 million, or 121%, during fiscal 1997, as a result of the purchase of servicing rights associated with $12.6 billion of single family mortgage loans at a cost of $166.5 million. The single family servicing portfolio increased to $24.5 billion at September 30, 1997, compared to $13.2 billion at September 30, 1996 ($4.0 billion and $3.7 billion at September 1997 and 1996 were serviced for the Company's own account). At September 30, 1997, $7.5 billion of recently acquired servicing rights had not yet been transferred to the Company but were transferred during the first quarter of fiscal 1998. These acquisitions also contributed to the increase in servicing related receivables included in other assets.

     Deposits increased $99.7 million, or 2%, during fiscal 1997. Although total deposits were relatively unchanged, the composition changed. Higher cost brokered deposits and CDs were allowed to runoff and were replaced with lower cost transaction accounts. In the aggregate, FHLB advances and reverse repurchase agreements increased $978.3 million during fiscal 1997, primarily to fund loan purchases and originations.

     During fiscal 1997, the Company issued $220 million of subordinated notes. Net proceeds were used to repurchase and retire $114.5 million of the Company's senior notes, pay the related costs and expenses, and provide additional capital to the Bank. See Note 10 to the Consolidated Financial Statements.

ASSET QUALITY

     The Company is exposed to certain credit risks related to the value of collateral that secures loans held in its portfolio and the ability of borrowers to repay their loans according to the terms thereof. The Company has a Credit Committee comprised of senior officers that regularly monitors the loan and real estate owned ("REO") portfolios for potential problems and reports to the Board of Directors at regularly scheduled meetings. The Company also has an Asset Review Department, which provides an independent ongoing review and evaluation of the quality of assets to the Board of Directors. Selected asset quality ratios were as follows:

                                              AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                       -----------------------------------------------------
                                         1998       1997       1996       1995       1994
                                       ---------  ---------  ---------  ---------  ---------
Allowance for credit losses to net
  nonaccrual loans
     Single family...................      22.36%     47.37%     32.46%     39.74%     22.70%
     Total...........................      75.91      72.61      44.24      48.74      30.73
Allowance for credit losses to
  nonperforming assets...............      57.84      52.24      32.95      36.65      24.18
Allowance for credit losses and
  non-accretable discounts
  to net nonaccrual loans............      75.93      74.13      48.47      60.88      50.89
Allowance for credit losses to total
  loans..............................       0.44       0.43       0.52       0.44       0.46
Nonperforming assets to total
  assets.............................       0.59       0.63       1.12       0.84       1.09
Net nonaccrual loans to total
  loans..............................       0.58       0.60       1.19       0.91       1.51
Nonperforming assets to total loans
  and REO............................       0.75       0.83       1.59       1.21       1.91
Net loan charge-offs to average loans
     Single family...................       0.06       0.18(1)      0.12      0.08      0.04
     Total...........................       0.13(2)    0.23(1)      0.17      0.16      0.30

------------

(1) Excluding charge-offs totalling $5.0 million related to a nonperforming loan sale in fiscal 1997, the single family charge-off ratio would have been 0.11% and the total charge-off ratio would have been 0.17%.

(2) Excluding charge-offs in fiscal 1998 totalling $4.9 million related to the sale of the consumer line of credit portfolio, the total charge-off ratio would have been 0.08%.

     NONPERFORMING ASSETS

                                                           AT SEPTEMBER 30,
                                       ---------------------------------------------------------
                                         1998        1997        1996        1995        1994
                                       ---------  ----------  ----------  ----------  ----------
                                                            (IN THOUSANDS)
Nonaccrual loans
     Single family...................  $  55,800  $   51,742  $   92,187  $   83,954  $   85,722
     Commercial......................      5,344       1,995         494         718       6,144
     Consumer........................        688         974       1,039         563         506
                                       ---------  ----------  ----------  ----------  ----------
                                          61,832      54,711      93,720      85,235      92,372
                                       ---------  ----------  ----------  ----------  ----------
Premiums (discounts).................        116        (759)     (4,077)     (9,727)    (16,053)
                                       ---------  ----------  ----------  ----------  ----------
          Net nonaccrual loans.......     61,948      53,952      89,643      75,508      76,319
REO, primarily single family
  properties.........................     19,357      21,038      30,730      24,904      20,684
                                       ---------  ----------  ----------  ----------  ----------
          Total nonperforming
            assets...................  $  81,305  $   74,990  $  120,373  $  100,412  $   97,003
                                       =========  ==========  ==========  ==========  ==========

     Nonperforming assets have increased 8%, or $6.3 million, during fiscal 1998. This increase is primarily the result of purchases of commercial loans during fiscal 1998 and a higher rate of single family loans 90 days or more delinquent. Although the balance of delinquencies has risen, net nonaccrual loans as a percentage of the total loan balance decreased from 0.60% at September 30, 1997 to 0.58% at September 30, 1998.

     A loan is generally placed on nonaccrual status when the loan is past due 90 days or more or the ability of a borrower to repay principal and interest is in doubt. Nonaccrual loans outstanding at September 30, 1998 were primarily concentrated in California (36.76%) and Texas (14.13%), which is generally consistent with the geographic makeup of the Company's loan portfolio.

     The Company's nonperforming assets decreased 38% during fiscal 1997. This decrease was primarily caused by the sale of $31.3 million of nonperforming single family loans in fiscal 1997 and a higher sales volume of REO properties in fiscal 1997.

     Nonperforming assets were at their highest level in fiscal 1996, resulting from significant loan purchases in the fourth quarter of fiscal 1995, that subsequently produced an increased level of delinquent loans and foreclosures.

     The level of nonperforming assets at September 30, 1995 and 1994 remained relatively constant at $100.4 million and $97 million.

     ALLOWANCE FOR CREDIT LOSSES

     The allowance for credit losses is established based on management's periodic evaluation of the loan portfolio and considers such factors as historical loss experience, delinquency status, identification of adverse situations that may affect the ability of borrowers to repay, known and inherent risks in the portfolio, assessment of economic conditions, regulatory policies, and the estimated value of the underlying collateral, if any. Although the Company has historically had a very low loss experience, there can be no assurance that such results will continue in the future. The activity in, and the allocation of the allowance for, credit losses was as follows:

                                                  AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                          ------------------------------------------------------
                                             1998       1997       1996       1995       1994
                                          ----------  ---------  ---------  ---------  ---------
                                                              (IN THOUSANDS)
ACTIVITY
Beginning balance.......................  $   39,174  $  39,660  $  36,801  $  23,454  $  29,864
     Provision..........................      20,123     18,107     16,469     24,293      6,997
     Charge-offs........................     (12,943)   (19,036)   (13,785)   (11,078)   (13,465)
     Recoveries.........................         673        443        175        132         58
                                          ----------  ---------  ---------  ---------  ---------
Ending balance..........................  $   47,027  $  39,174  $  39,660  $  36,801  $  23,454
                                          ==========  =========  =========  =========  =========
ALLOCATION
Single family...........................  $   12,503  $  24,538  $  28,672  $  29,632  $  15,981
Commercial(1)...........................      32,269      8,766      5,769      3,922      5,651
Consumer................................       2,255      5,870      5,219      3,247      1,822
                                          ----------  ---------  ---------  ---------  ---------
     Total..............................  $   47,027  $  39,174  $  39,660  $  36,801  $  23,454
                                          ==========  =========  =========  =========  =========

     (1)  Includes $5.0 million, $2.2 million, $925,000, $560,000, and $526,000 related to construction loans as of September 30, 1998, 1997, 1996, 1995, and 1994.

     The allowance for credit losses increased $7.9 million during fiscal 1998. This change resulted from an increase in the allowance established for the commercial loan portfolio, which was partially offset by a reduction in the allowance for the single family loan held for investment portfolio. The commercial loan portfolio increased $1.3 billion, or 58%, during fiscal 1998. Due to this growth, the Company increased this portfolio's allowance levels to approximately one percent. The single family loan held for investment portfolio decreased $1.1 billion, or 19%, during fiscal 1998. The Company determined that its allowance for single family loans held for investment could be reduced, based on the portfolio's historical losses, as well as the reduction in the outstanding portfolio balance. Accordingly, the allowance for single family loans held for investment was reduced to approximately 27 basis points. The consumer loan allowance decreased from the year ago period due to the sale of the consumer line of credit portfolio, totalling $37.6 million, in fiscal 1998.

     The allowance for credit losses remained relatively unchanged during fiscal 1997, however, the composition of the allowance changed. The single family loan allowance decreased $4.1 million during fiscal 1997, due to the sale of $31.3 million of nonperforming single family loans with related charge-offs of $5.0 million. This decrease was offset by increased reserves in the commercial and consumer loan portfolios, which were necessitated by growth in those portfolios.

     The allowance for credit losses increased to $39.7 million at September 30, 1996 from $36.8 million at September 30, 1995. The single family loan allowance decreased during fiscal 1996, due to reduced levels of single family loans outstanding as repayments exceeded originations. The consumer allowance for credit losses increased during fiscal 1996 due to increased losses related to the unsecured line of credit portfolio. The commercial allowance for credit losses increased during fiscal 1996 primarily from growth in the commercial loan portfolio.

     The allowance for credit losses increased to $36.8 million at September 30, 1995 from $23.5 million at September 30, 1994. The single family loan allowance increased during fiscal 1995 because of purchases of $2.7 billion and additional originations retained for portfolio of $1.0 billion. The consumer allowance for credit losses increased as a result of increased losses related to the unsecured consumer line of credit portfolio.

     CHARGE-OFFS

     The Company charges off loans, other than consumer loans, when all attempts have been exhausted to resolve any outstanding loan or legal issues. Consumer loans are charged off when the loan becomes contractually 120 days delinquent. Loan charge-offs and recoveries have been as follows:

                                                    FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------------------------------
                                          1998        1997        1996        1995        1994
                                       ----------  ----------  ----------  ----------  ----------
                                                             (IN THOUSANDS)
CHARGE-OFFS
     Single family...................  $   (3,933) $  (11,886) $   (7,751) $   (4,842) $   (1,722)
     Commercial......................        (728)       (570)        (39)     (3,389)    (10,378)
     Consumer........................      (8,282)     (6,580)     (5,995)     (2,847)     (1,365)
                                       ----------  ----------  ----------  ----------  ----------
          Total charge-offs..........     (12,943)    (19,036)    (13,785)    (11,078)    (13,465)
                                       ----------  ----------  ----------  ----------  ----------
RECOVERIES
     Single family...................         241          63          31          36          20
     Commercial......................         126           3      --               2      --
     Consumer........................         306         377         144          94          38
                                       ----------  ----------  ----------  ----------  ----------
          Total recoveries...........         673         443         175         132          58
                                       ----------  ----------  ----------  ----------  ----------
          Total net charge-offs......  $  (12,270) $  (18,593) $  (13,610) $  (10,946) $  (13,407)
                                       ==========  ==========  ==========  ==========  ==========
          Net loan charge-offs to
            average loans............        0.13%       0.23%       0.17%       0.16%       0.30%

     Net loan charge-offs decreased $6.3 million during fiscal 1998, due primarily to lower single family charge-offs during fiscal 1998. During fiscal 1997, $5.0 million in charge-offs were recorded in connection with the sale of $31.3 million of nonperforming loans. Net charge-offs for the consumer loan portfolio increased during fiscal 1998, primarily due to the fiscal 1998 sale of the consumer line of credit portfolio. This portfolio totalled $37.6 million and charge-offs of $4.9 million were recognized at the time of the sale. The Company had historically experienced high rates of charge-offs related to this product, which are included in prior period numbers. The ratio of net loan charge-offs to average total loans decreased from 0.23% for fiscal 1997 to 0.13% for fiscal 1998 due to lower charge-offs combined with a higher average loan balance. Adjusting for the loan sales in fiscal 1998 and 1997 discussed above, the ratio of net loan charge-offs to average total loans would have been 0.08% for fiscal 1998 and 0.17% for fiscal 1997.

     Net loan charge-offs increased 37% during fiscal 1997. This increase was the result of the fiscal 1997 sale of $31.3 nonperforming single family loans with related charge-offs of $5.0 million. The ratio for net charge-offs as a percentage of average single family loans includes the increased charge-offs and was 0.18% for fiscal 1997 versus 0.12% for fiscal 1996. Adjusting for the loan sale mentioned above, the single family loan charge-off ratio would have been 0.11% and the total charge-off ratio would have been 0.17% for fiscal 1997.

     Net loan charge-offs increased to $13.6 million for fiscal 1996 from $10.9 million for fiscal 1995. Net charge-offs on the single family portfolio increased to $7.7 million for fiscal 1996, from $4.8 million for fiscal 1995. This resulted in net charge-offs as a percentage of single family loans on average of 0.12% and 0.08% for fiscal 1996 and 1995. Net single family REO gains of $17.6 million exceeded net single family charge-offs of $16.4 million for the four years ended September 30, 1996. REO gains historically have been significant because of discounts attributable to the original loan purchases. Net charge-offs on the consumer loan portfolio increased to $5.9 million for fiscal 1996 from $2.8 million for fiscal 1995, because of the unsecured consumer line of credit portfolio.

     Net loan charge-offs decreased to $10.9 million for fiscal 1995, compared to $13.4 million for fiscal 1994. Net charge-offs on the commercial portfolio decreased to $3.4 million for fiscal 1995, compared to $10.4 million for fiscal 1994. Commercial charge-offs in fiscal 1995 and 1994 resulted primarily from charge-offs related to a single commercial real estate loan, which was ultimately sold. Excluding commercial real estate loan charge-offs, net charge-offs to average loans outstanding would have been $7.5 million and $3.3 million, or 0.11% and 0.07%, for fiscal 1995, compared to fiscal 1994. Net charge-offs on the single family portfolio increased to $4.8 million for fiscal 1995, compared to $1.7 million for fiscal 1994. This resulted in net charge-offs as a percentage of single family mortgage loans on average of 0.08% and 0.04% for fiscal 1995, compared to fiscal 1994. Net charge-offs on the consumer loan portfolio increased to $2.8 million for fiscal 1995, compared to $1.3 million for fiscal 1994. This increase primarily relates to the unsecured consumer line of credit portfolio.

CAPITAL RESOURCES AND LIQUIDITY

     Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations on a timely and cost-effective basis. The Bank is required by the OTS to maintain a liquidity ratio of 4.00%. The Bank's average daily liquidity ratio for September 1998 was 5.54%.

     The primary sources of funds consist of deposits, advances from the FHLB, reverse repurchase agreements, principal repayments on loans and MBS, and proceeds from the issuance of debt and stock. Liquidity may also be provided from other sources including investments in short-term, high credit quality instruments. At September 30, 1998, these instruments generally included repurchase agreements, federal funds sold, and MBS and securities available for sale. These instruments totalled $1.1 billion, $1.5 billion, and $1.8 billion at September 30, 1998, 1997, and 1996. Funding resources are principally used to meet ongoing commitments to fund deposit withdrawals, repay borrowings, fund existing and continuing loan commitments, and maintain liquidity. Management believes that the Bank has adequate resources to fund all of its commitments.

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

     Total aggregate annual dividend requirements on the preferred stock of the Bank are $18.25 million. While the preferred stock of the Bank is noncumulative, common stock dividends may not be paid by the Bank if full dividends on the preferred stock of the Bank have not been paid for the four most recent quarters. While it is the present intention of the Board of Directors of the Bank to declare dividends in an amount sufficient to provide the cash flow necessary to meet debt service obligations and to pay dividends to the holders of the Company's common stock, subject to applicable regulatory restrictions, no assurance can be given that circumstances that would limit or preclude the declaration of such dividends will not exist in the future. At September 30, 1998, the Bank had $235.8 million of available capacity for the payment of dividends on its capital stock without prior approval of the OTS. See "Regulation -- Capital Distributions" and Notes 14 and 15 to the Consolidated Financial Statements.

     DEPOSITS

     Deposits have provided the Company with a source of relatively stable and low cost funds. The Company's strategy is to increase transaction deposit accounts, which are the core relationships that provide a stable source of funding for the Company. As a complement to this strategy, the Company offers traditional deposit products, such as savings accounts and CDs. See
"Business -- Deposits" and Note 7 to the Consolidated Financial Statements." Average deposits were the primary source of funds for the recent growth in assets and funded 47% of average total assets for fiscal 1998, 46% of average total assets for fiscal 1997, and 45% for fiscal 1996. During fiscal 1998, the Company purchased 21 branches with deposits totalling $1.5 billion. In September 1998, the Company signed an agreement to purchase a commercial bank with five branches, having assets of $225 million and deposits of $203 million. Closing of this transaction is expected early in 1999. The Company intends to continue to pursue additional expansion opportunities, including acquisitions, while maintaining adequate capitalization.

     BORROWINGS

     The Company relies upon borrowings, primarily collateralized borrowings such as advances from the FHLB and reverse repurchase agreements, to fund its assets. Historically, borrowings were the primary source of funds and accounted for 40% of the funding of average assets for fiscal 1998, 42% for fiscal 1997, and 45% for fiscal 1996. Fixed and adjustable-rate advances are obtained from the FHLB Dallas under a security and pledge agreement that restricts the amount of borrowings to the greater of a percentage of (1) fully disbursed single family loans, unless assets are physically pledged to the FHLB Dallas, and (2) total assets. At September 30, 1998, these limitations were 75% and 45%, respectively. The Company's ability to borrow on reverse repurchase agreements is limited to the market value of collateral available to collateralize reverse repurchase agreements. At September 30, 1998, the Company had $926.9 million in such collateral and $623.6 million was collateralizing reverse repurchase agreements. See Notes 8 and 9 to the Consolidated Financial Statements.

     NOTES PAYABLE

     In May 1993, the Company issued $115 million of senior notes at an initial rate of 8.05% due May 15, 1998 (the "Senior Notes") and repaid long-term debt and a note payable to a related party. In May 1997, the Company issued $220 million of fixed-rate subordinated notes due 2007 with a stated rate of 8.875% and an effective rate of 8.896%. A portion of the proceeds were used to retire $114.5 million of the Company's Senior Notes. The remaining portion of the Senior Notes matured and was repaid in May 1998. See Note 10 to the Consolidated Financial Statements.

     COMMITMENTS

     At September 30, 1998, the Company had $2.4 billion of outstanding commitments to extend credit. Because such commitments may expire without being drawn upon, the commitments do not necessarily represent future cash requirements. Scheduled maturities of CDs and borrowings (including advances from the FHLB and reverse repurchase agreements) during the 12 months following September 30, 1998, total $2.8 billion and $3.1 billion. At September 30, 1998, the Company had $16.0 million in outstanding commitments to purchase loans. Management believes that the Company has adequate resources to fund all of its commitments. See Note 11 to the Consolidated Financial Statements.

     CAPITAL

     In August 1996, the Company filed a registration statement with the Securities and Exchange Commission and 12,075,000 shares of the Class A common stock of the Company were sold to the public. The Company sold 910,694 shares and Selling Stockholders sold 11,164,306 shares. The net proceeds to the Company from this offering of $14.0 million were contributed to the capital of the Bank for general corporate purposes.

     In August 1996, the FDIC surrendered a portion of the Warrant for a cash payment and exercised the remainder of the Warrant. The FDIC immediately exchanged the shares of common stock of the Bank it received for 1,503,560 shares of common stock of the Company, which were sold in the offering discussed above.

     During August 1998, the Company's Board of Directors authorized the repurchase of up to $50 million of the Company's common stock. The purchases will be made in the open market or in privately negotiated transactions at prevailing prices. The timing and volume of purchases under the program will depend on market conditions. As of September 30, 1998, the Company had repurchased 14,200 shares under this new program.

     REGULATORY MATTERS

     The Bank is subject to regulatory capital requirements as defined in the OTS capital regulations. The Bank's capital level at September 30, 1998, 1997, and 1996 qualified it as "well-capitalized", the highest of five tiers under applicable regulatory definitions.

                                         AT SEPTEMBER 30,
                                       --------------------
                                         1998       1997
                                       ---------  ---------
Tangible capital.....................       6.75%      7.72%
Core capital.........................       6.77       7.77
Tier 1 capital.......................       9.97      12.65
Total risk-based capital.............      10.48      13.18

     The Bank's capital ratios declined during fiscal 1998 due to increased asset levels, a higher proportion of commercial loans, deposit acquisitions, and the devaluation of the MSR portfolio for regulatory purposes. See
"Regulation -- Capital Requirements," and Note 14 to the Consolidated
Financial Statements.

CONTINGENCIES AND UNCERTAINTIES
     YEAR 2000

     GENERAL. This section contains forward-looking statements that have been prepared on the basis of the Company's best judgments and currently available information. These forward-looking statements are inherently subject to significant business, third-party, and regulatory uncertainties and other contingencies, many of which are beyond the control of the Company. In addition, these forward-looking statements are based upon the Company's current internal assessments and remediation plans, incorporating certain representations of third-party servicers, and are subject to change. Accordingly, there can be no assurance that the Company's results of operations will not be adversely affected by difficulties or delays in the Company's or third parties' Year 2000 readiness efforts. See "Risks" below for a discussion of factors that may cause such forward-looking statements to differ from actual results.

     The Year 2000 problem involves the risk that computer programs and computer systems may not be able to perform without interruption into the Year 2000. If computer systems do not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest payments or due dates and could cause the temporary inability to process transactions and to engage in ordinary business activities. The failure of the Company, its suppliers, and its borrowers to address the Year 2000 problem could have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

     STATE OF READINESS. Bank United Corp. has implemented a company-wide program to renovate, test, and document the readiness ("Year 2000 readiness") of its electronic systems, programs, processes ("Computer Systems"), and facilities to properly recognize dates to and through the year 2000 (the "Year 2000 Project"). While the Company is in various stages of modification and testing of individual Year 2000 Project components, the Year 2000 Project is proceeding on schedule.

     The Company has assigned its Executive Vice President and Chief Information Officer to oversee the Year 2000 Project, set up a Year 2000 Project Office, charged a senior management team representing all significant operational areas of the Company to act as the Year 2000 Project Team, and established Year 2000 Credit and Legal/Compliance Committees. The Company has dedicated a substantial amount of management and staff time on the Year 2000 Project. Regular progress reports have been and will continue to be made to the Company's Board of Directors. The Board's Audit Committee reviews Year 2000 Project progress on a regular basis.

     The Company has divided its Year 2000 Project into the following general phases, consistent with guidance issued by the Federal Financial Institutions Examinations Council (the "FFIEC"): (1) inventory and assessment; (2) renovation, which includes repair or replacement; (3) validation, which includes testing of Computer Systems and the Company's connections with other computer systems; (4) due diligence of third-party servicers; and (5) development of contingency plans. The Year 2000 Project is divided into four categories: mainframe systems, non-mainframe systems, third-party servicers, and facilities.

     The inventory and assessment phases are complete, and each Computer System, facility, and third party service that has been identified has been assigned a priority rating corresponding to its significance. The rating has allowed the Company to direct its attention to those Computer Systems, third-party servicers, and facilities that it deems more critical to its ongoing business and the maintenance of good customer relationships.

     The Company is currently in the process of repairing or replacing and testing the most significant internal components of its Computer Systems and facilities, and it expects to be substantially complete with this phase by December 31, 1998. The Company expects to complete testing of third party servicers Computer Systems by March 31, 1999.

     COSTS TO ADDRESS YEAR 2000 ISSUES. While the Company does not believe that the process of making its Computer Systems Year 2000 ready will result in an adverse material impact on its operations or liquidity, a substantial amount of management and staff time has been and will continue to be devoted to the Year 2000 Project. The Company's total Year 2000 project cost includes estimated costs and time associated with managing the impact of the Year 2000 issue and the costs of direct internal and external professional labor. Direct Year 2000 costs have been and will continue to be funded through operating cash flows and are expensed as incurred. The Company spent a combined total of $500,000 during fiscal years 1996 and 1997 and approximately $3.0 million during fiscal year 1998 on its Year 2000 Project. The Company currently expects to spend an additional $2.3 million to complete its Year 2000 Project. The Company has not accelerated the replacement of any Computer Systems because of the Year 2000 Project. To date, Year 2000 costs have been within the budget and have had no unforecasted impact on earnings. The Company did not materially increase the number of its employees, or incur material professional fees or costs associated with its Computer Systems to implement the Year 2000 Project. Instead, certain of the Company's personnel resources were redeployed from other developmental projects. Upon completion of the Year 2000 project, these personnel resources will resume working on other developmental projects. For this reason, a substantial portion of the costs identified as related to the Year 2000 Project will continue.

     RISKS OF THIRD PARTY YEAR 2000 ISSUES. The Company continues to assess its risk from other environmental factors over which it has little direct control, such as electrical power supply, and voice and data transmission. Because of the nature of these external factors, however, the Company is not actively engaged in any repair, replacement, or testing efforts for these services, except for sharing date format and data transmission protocols. Based on its current assessments and remediation plans, which are based in part on certain representations of third-party servicers, the Company does not expect that it will experience a significant disruption of its operations as a result of the change to the new millennium. Although the Company has no reason to conclude that a failure will occur, the most reasonably likely worst-case Year 2000 scenario would entail a disruption or failure of the Company's power suppliers' or voice and data transmission suppliers' capability to provide power or data transmission services to a Computer System, a third-party servicer, or a facility. If such a failure were to occur, the Company would implement a contingency plan. While it is impossible to quantify the impact of such a scenario, the most reasonably likely worst-case scenario would entail a diminishment of service levels, some customer inconvenience, and additional, as yet undetermined, costs associated with the implementation of the contingency plan.

     CONTINGENCY PLANS. For the Computer Systems and facilities that it has determined to be most critical, the Company expects to complete development, test, and adopt business contingency plans by June 30, 1999. These plans will conform to recently issued guidance from the FFIEC on business contingency planning for Year 2000 readiness. Contingency plans will include, among other actions, manual workarounds and identification of resource requirements and alternative solutions for resuming critical business processes in the event of a year 2000 related failure. While the Company will have contingency plans in place to address a temporary disruption in these services, there can be no assurance that any disruption or failure will be only temporary, that the Company's contingency plans will function as anticipated, or that the results of operations, financial condition, or liquidity of the Company will not be adversely affected in the event of a prolonged disruption or failure.

     Additionally, there can be no assurance that the FFIEC or other federal regulators will not issue new regulatory requirements that require additional work by the Company and, if issued, that new regulatory requirements will not increase the cost or delay the completion of Bank United Corp.'s Year 2000 Project.

RECENT ACCOUNTING STANDARDS

     A discussion of recently issued accounting pronouncements and their impact on the Consolidated Financial Statements is provided in Note 1 to the Consolidated Financial Statements.

FORWARD-LOOKING INFORMATION

     Statements and financial discussion and analysis by management contained throughout this Annual Report on Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

  INTEREST RATES AND ECONOMY

   o   changes in interest rates and economic conditions;

   o changes in the levels of loan prepayments and the resulting effects on the value of the loan and servicing portfolios and the related hedging instruments;

   o changes in local economic and business conditions adversely affecting the Company's borrowers and their ability to repay their loans according to their terms or impacting the value of the related collateral;

   o changes in local economic and business conditions adversely affecting the Company's customers other than borrowers and their ability to transact profitable business with the Company;

  COMPETITION AND PRODUCT AVAILABILITY

   o increased competition for deposits and loans adversely affecting rates and terms;

   o changes in availability of loans originated by other financial institutions or the Company's ability to purchase such loans on favorable terms;

   o changes in availability of single family servicing rights in the marketplace and the Company's ability to purchase such assets on favorable terms;

   o the Company's ability to make acquisitions of other depository institutions, their assets or their liabilities on terms favorable to the Company, and the Company's successful integration of any such acquisitions;

  CHANGE IN COMPANY'S ASSET MIX

   o increased credit risk in the Company's assets and increased operating risk caused by an increase in commercial and consumer loans and a decrease in single family mortgage loans;

  LIQUIDITY AND CAPITAL

   o   changes in availability of funds increasing costs or reducing liquidity;

   o changes in the ability of the Company to pay dividends on its common stock;

   o increased asset levels and changes in the composition of assets and the resulting impact on the Bank's capital levels and regulatory capital ratios;

  SYSTEMS

      o the Company's ability to acquire, operate, and maintain cost effective and efficient systems;

      o   the Company's ability to complete its Year 2000 Project on time.

  PERSONNEL

   o the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

  REGULATORY, COMPLIANCE, AND LEGAL

   o changes in applicable statutes and government regulations or their interpretations;

   o claims of noncompliance by the Company with statutory and regulatory requirements;

   o claims with respect to representations and warranties made by the Company to purchasers and insurers of mortgage loans and to purchasers of MSRs;

   o   changes in the status of litigation to which the Company is a party.

     For further information regarding these factors, see "Risk Factors" in the prospectus dated April 29, 1997, relating to the public offering of the Company's subordinated notes due 2007 filed with the SEC (File No. 333-19861), and in the prospectus dated January 27, 1997, relating to the registration of 10,208,610 shares of the Company's Class A common stock, filed with the SEC (File No. 333-19237).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding the market risk of the Company's financial instruments, see "Business -- Market Risk Analysis". The Company's principal market risk exposure is to interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the index included on page 60 and the Consolidated Financial Statements which begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on directors and executive officers of the Company contained under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to the 1998 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation contained under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to the 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of voting security of the Company contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to the 1998 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on certain relationships and related transactions contained under the caption "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement relating to the 1998 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

EXHIBITS

     Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described in such parenthetical reference.

      EXHIBIT NO.                                                DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
           2.1       --   Form of Letter Agreement, by and among the general and limited partners of Hyperion
                          Partners, L.P., dated as of June 17, 1996, relating to certain transactions consumated prior to the Offering. (Incorporated by reference to Exhibit 2.1 to Form S-1, Registration
                          No. 333-06229)
           2.2       --   Merger Agreement, dated as of June 17, 1996, by and between the Company and Hyperion
                          Holdings related to the Merger. (Incorporated by reference to Exhibit 2.2 to Form S-1,
                          Registration No. 333-06229)
           3.1       --   Form of Restated Certificate of Incorporation of the Registrant, as amended. (Incorporat-
                          ed by reference to Exhibit 3.1 to Form S-1, Registration No. 333-06229)
           3.2       --   Form of By-Laws of the Registrant. (Incorporated by reference to Exhibit 3.2 to Form S-1,
                          Registration No. 333-06229)
           4.5       --   Form of Class A common stock Certificate. (Incorporated by reference to Exhibit 4.5 to
                          Form S-1, Registration No. 333-06229)
           4.6       --   Indenture, dated as of May 7, 1997, between the Registrant and The Bank of New York, as
                          Trustee, relating to the Registrant's 8.875% Subordinated Notes due May 1, 2007
                          (Incorporated by reference to Exhibit 4.2 to Form S-1, Registration No. 333-19861)
           4.7       --   Form of 8.875% Subordinated Notes due May 1, 2007 (included in the Indenture filed as
                          Exhibit 4.6 hereto) (Incorporated by reference to Exhibit 4.3 to Form S-1, Registration
                          No. 333-19861)
          10.1       --   Assistance Agreement, dated December 30, 1988, among the Bank, the Registrant, Hyperion
                          Holdings, Hyperion Partners, and the FSLIC. (Incorporated by reference to Exhibit 10.1 to
                          Form S-1, Registration No. 333-06229)
          10.1a      --   Settlement and Termination Agreement, dated as of December 23, 1993, among the Bank, the
                          Registrant, Hyperion Holdings, Hyperion Partners and the FDIC. (Incorporated by reference to Exhibit 10.1a to Form S-1, Registration No. 333-06229)
          10.1b      --   Tax Benefits Agreement, dated December 28, 1993, among the Bank, the Registrant, Hyperion
                          Holdings, Hyperion Partners and the FDIC. (Incorporated by reference to Exhibit 10.1b to
                          Form S-1, Registration No. 333-06229)
          10.2       --   Acquisition Agreement, dated December 30, 1988, between the Bank and the FSLIC.
                          (Incorporated by reference to Exhibit 10.2 to Form S-1, Registration No. 333-06229)
          10.3       --   Warrant Agreement, dated December 30, 1988, between the Bank and the FSLIC. (Incorporated by reference to Exhibit 10.3 to Form S-1, Registration No. 333-06229)
          10.3a      --   Amended and Restated Warrant Agreement dated December 28, 1993, between the Bank and the
                          FDIC. (Incorporated by reference to Exhibit 10.3a to Form S-1, Registration No. 333-06229)
          10.4       --   Regulatory Capital Maintenance Agreement, dated December 30, 1988, among the Bank, the
                          Registrant, Hyperion Holdings, Hyperion Partners, and the FSLIC (terminated). (Exhibit
                          10.4 to Form S-1 filed on June 18, 1996)
          10.5       --   Federal Stock Charter of the Bank and First Amendment to charter approved on August 26,
                          1992. (Incorporated by reference to Exhibit 10.5 to Form S-1, Registration No. 333-06229)
          10.6       --   Amended and Restated Federal Stock Charter of the Bank and Second Amendment approved on
                          October 30, 1992. (Incorporated by reference to Exhibit 10.6 to Form S-1, Registration No.
                          333-06229)
          10.6a      --   Third Amendment to the Federal Stock Charter of the Bank approved on April 23, 1996.
                          (Incorporated by reference to Exhibit 10.6a to Form S-1, Registration No. 333-06229)

      EXHIBIT NO.                                                DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
          10.6b      --   Amended and Restated Bylaws of the Bank. (Incorporated by reference to Exhibit 10.6b to
                          Form S-1, Registration No. 333-06229)
          10.7       --   Specimen Preferred Stock, Series A, certificate, $25.00 per share stated value of the
                          Bank. (Incorporated by reference to Exhibit 10.7 to Form S-1, Registration No. 333-06229)
          10.7a      --   Certificate of Designation of Noncumulative Preferred Stock, Series A, of the Bank.
                          (Incorporated by reference to Exhibit 10.7a to Form S-1, Registration No. 333-06229)
          10.7b      --   Specimen Preferred Stock, Series B, certificate, $25.00 per share stated value, of the
                          Bank. (Incorporated by reference to Exhibit 10.7b to Form S-1, Registration No. 333-06229)
          10.7c      --   Certificate of Designation of Noncumulative Preferred Stock, Series B, of the Bank.
                          (Incorporated by reference to Exhibit 10.7c to Form S-1, Registration No. 333-06229)
          10.8       --   Data Processing Agreement, dated January 1, 1992, between the Bank and Systematics
                          Financial Services, Inc., and First Amendment (dated October 28, 1992) and Second
                          Amendment (dated September 1, 1992). (Incorporated by reference to Exhibit 10.8 to Form
                          S-1, Registration No. 333-06229)
          10.8a      --   Third Amendment, dated December 17, 1993, to the Data Processing Agreement, dated January
                          1, 1992, between the Bank and Systematics Financial Services, Inc. (Incorporated by
                          reference to Exhibit 10.8a to Form S-1, Registration No. 333-06229)
          10.8b      --   Fourth Amendment, dated March 28, 1994, to the Data Processing Agreement, dated January 1,
                          1992, between the Bank and Systematics Financial Services, Inc. (Incorporated by reference to Exhibit 10.8b to Form S-1, Registration No. 333-06229)
          10.8c      --   Fifth Amendment, dated April 1, 1994, to the Data Processing Agreement, dated January 1,
                          1992, between the Bank and Systematics Financial Services, Inc. (Incorporated by reference to Exhibit 10.8c to Form S-1, Registration No. 333-06229)
          10.8d      --   Sixth Amendment, dated February 26, 1996, to the Data Processing Agreement, dated January
                          1, 1992, between the Bank and Systematics Financial Services, Inc. (Incorporated by
                          reference to Exhibit 10.8d to Form S-1, Registration No. 333-06229)
          10.9       --   Management and Consulting Services Agreement, dated January 1, 1992, between the Bank and
                          Systematics Financial Services, Inc., and First Amendment (dated March 18, 1992) and
                          Second Amendment (dated September 1, 1992). (Incorporated by reference to Exhibit 10.9 to
                          Form S-1, Registration No. 333-06229)
          10.10      --   Lease Agreement, dated April 1, 1989, between the Bank and Homart Development Co. (Leased premises at 3200 Southwest Freeway) and First Amendment thereto dated January 31, 1990.
                          (Incorporated by reference to Exhibit 10.10 to Form S-1, Registration No. 333-06229)
          10.10a     --   Second Amendment, dated November 14, 1994, to Lease Agreement dated April 1, 1989, between the Bank and Homart Development Co. (assigned to HD Delaware Properties, Inc.).
                          (Incorporated by reference to Exhibit 10.10a to Form S-1, Registration No. 333-06229)
          10.10b     --   Third Amendment, dated January 8, 1996, to Lease Agreement dated April 1, 1989, between the Bank and Homart Development Co. (predecessor in interest of HMS Office, L.P.).
                          (Incorporated by reference to Exhibit 10.10b to Form S-1, Registration No. 333-06229)
          10.11      --   Lease Agreement, dated November 20, 1990, between the Bank and Greenway Plaza, LTD.
                          (Leased premises at 3800 Buffalo Speedway). (Incorporated by reference to Exhibit 10.11 to
                          Form S-1, Registration No. 333-06229)
          10.12      --   Employment Agreement, dated March 18, 1991, between the Bank and Barry C. Burkholder.
                          (Incorporated by reference to Exhibit 10.12 to Form S-1, Registration No. 333-06229)
          10.12a     --   Amendment, dated April 10, 1996, to the Employment Agreement between the Bank and Barry C.
                          Burkholder. (Incorporated by reference to Exhibit 10.12a to Form S-1, Registration No.
                          333-06229)

      EXHIBIT NO.                                                DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
          10.13      --   Letter Agreement Related to Employment, dated April 4, 1990, between the Bank and Anthony
                          J. Nocella. (Incorporated by reference to Exhibit 10.13 to Form S-1, Registration No.
                          333-06229)
          10.15      --   Letter Agreement Related to Employment, dated April 6, 1990, between the Bank and Jonathon
                          K. Heffron. (Incorporated by reference to Exhibit 10.15 to Form S-1, Registration No.
                          333-06229)
          10.17      --   Management Incentive Plan, dated April 20, 1992. (Incorporated by reference to Exhibit
                          10.17 to Form S-1, Registration No. 333-06229)
          10.18      --   Letter Agreement, dated January 5, 1990, between Hyperion Partners and certain shareholders of the Registrant with respect to the provision of managerial assistance to the Registrant. (Incorporated by reference to Exhibit 10.18 to Form S-1, Registration No.
                          333-06229)
          10.22      --   Supplemental Executive Savings Plan of the Bank. (Incorporated by reference to Exhibit
                          10.22 to Form S-1, Registration No. 333-06229)
          10.23      --   Directors Supplemental Savings Plan of the Bank. (Incorporated by reference to Exhibit
                          10.23 to Form S-1, Registration No. 333-06229)
          10.24      --   Warrant Purchase and Exchange Agreement, dated July 23, 1996, by and among the Company, the Bank and the FDIC. (Exhibit 10.24 to Form S-1 filed on July 25, 1996)
          10.25      --   Tax Sharing Agreement dated as of May 1, 1996, by and between the Company and the Bank.
                          (Incorporated by reference to Exhibit 10.25 to Form 10-K for the fiscal year ended
                          September 30, 1996)
          10.26      --   Form of the Company's 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit
                          10.26 to Form S-1, Registration No. 333-06229)
          10.27      --   Form of the Company's Director Stock Plan. (Incorporated by reference to Exhibit 10.27 to
                          Form S-1, Registration No. 333-06229)
          10.28      --   Employment Agreement, dated August 1, 1996, between the Company and Barry C. Burkholder.
                          (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended
                          September 30, 1996)
          10.29      --   Employment Agreement, dated August 1, 1996, between the Company and Anthony J. Nocella.
                          (Incorporated by reference to Exhibit 10.29 to Form 10-K for the fiscal year ended
                          September 30, 1996)
          10.30      --   Employment Agreement, dated August 1, 1996, between the Company and Jonathon K. Heffron.
                          (Incorporated by reference to Exhibit 10.30 to Form 10-K for the fiscal year ended
                          September 30, 1996)
          10.31      --   Employment Agreement, dated August 1, 1996, between the Company and Ronald D. Coben.
                          (Incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended
                          September 30, 1996)
          10.32      --   Form of Nontransferable Stock Agreement. (Incorporated by reference to Exhibit 10.32 to
                          Form S-1, Registration No. 333-06229)
          10.33      --   Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.33 to Form S-1,
                          Registration No. 333-06229)
          10.34      --   Consulting Agreement. (Incorporated by reference to Exhibit 10.23 to Form 10-K for the fiscal year ended September 30, 1996)
          10.35      --   Recovery Agreement. (Incorporated by reference to Exhibit 10.24 to Form 10-K for the fiscal year ended September 30, 1996)
          10.36      --   Stock Purchase Agreement, dated January 15, 1993, between Hyperion Partners and Hyperion
                          Holdings. (Incorporated by reference to Exhibit 10.36 to Form S-1, Registration No.
                          333-06229)
          10.37      --   Asset Purchase and Sale Agreement, dated January 17, 1997, between the Bank and National
                          City Mortgage Co. (Incorporated by reference to Exhibit 10.38 to Form 10-Q for the quarter ended December 31, 1996)
          10.38      --   Lease Agreement, dated November 21, 1997, between the Bank and Utah State Retirement Fund.
                          (Leased premises at 3200 Southwest Freeway). (Incorporated by reference to Exhibit 10.38 to Form 10-K for the fiscal year ended September 30, 1997)

      EXHIBIT NO.                                                DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
         *10.39      --   First Amendment, dated June 30, 1998, to Lease Agreement dated November 21, 1997, between the Bank and Utah State Retirement Fund. (Leased premises at 3200 Southwest Freeway.)
         *21         --   Subsidiaries of the Registrant.
         *23.1       --   Consent of Deloitte & Touche LLP, independent auditors.
         *24         --   Power of Attorney.
         *27         --   Financial Data Schedule.

------------

* Filed herewith.

     CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

     See Index to the Consolidated Financial Statements on page 60. All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the last quarter of fiscal 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECTION 13, OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN HOUSTON, STATE OF TEXAS, ON DECEMBER 18, 1998.

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

                      SIGNATURES                                      TITLE                        DATE
------------------------------------------------------  ---------------------------------   -------------------
(1) Principal Executive Officer:

                /s/BARRY C. BURKHOLDER                            President and              December 18, 1998
                 BARRY C. BURKHOLDER                         Chief Executive Officer

(2) Principal Financial and Accounting Officer:

                /s/ANTHONY J. NOCELLA                           Vice Chairman and            December 18, 1998
                  ANTHONY J. NOCELLA                         Chief Financial Officer

(3) Directors:

                          *                                   Chairman and Director          December 18, 1998
                   LEWIS S. RANIERI

                /s/BARRY C. BURKHOLDER                              Director                 December 18, 1998
                 BARRY C. BURKHOLDER

                          *                                         Director                 December 18, 1998
              LAWRENCE CHIMERINE, PH.D.

                          *                                         Director                 December 18, 1998
                   DAVID M. GOLUSH

                          *                                         Director                 December 18, 1998
                PAUL M. HORVITZ, PH.D.

                          *                                         Director                 December 18, 1998
                    ALAN E. MASTER

                /s/ANTHONY J. NOCELLA                               Director                 December 18, 1998
                  ANTHONY J. NOCELLA

                      SIGNATURES                                      TITLE                        DATE
------------------------------------------------------  ---------------------------------   -------------------
                          *                                         Director                 December 18, 1998
                 SALVATORE A. RANIERI

                          *                                         Director                 December 18, 1998
                    SCOTT A. SHAY

                          *                                         Director                 December 18, 1998
                  PATRICIA A. SLOAN

                          *                                         Director                 December 18, 1998
                  MICHAEL S. STEVENS

                          *                                         Director                 December 18, 1998
                KENDRICK R. WILSON III

              /s/JONATHON K. HEFFRON
                 JONATHON K. HEFFRON
                   ATTORNEY-IN-FACT

------------

* Signed through Power of Attorney
  granted to Jonathon K. Heffron,
  Attorney-in-Fact.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                        PAGE
                                        ----

Independent Auditors' Report.........   F-1

Consolidated Statements of Financial
  Condition as of September 30, 1998
  and 1997...........................   F-2

Consolidated Statements of Operations
  for the Year Ended September 30,
  1998, 1997, and 1996...............   F-3

Consolidated Statements of
  Stockholders' Equity for the Year
  Ended September 30, 1998, 1997, and
  1996...............................   F-4

Consolidated Statements of Cash Flows
  for the Year Ended September 30,
  1998, 1997, and 1996...............   F-5

Notes to Consolidated Financial
  Statements.........................   F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Bank United Corp.:

     We have audited the accompanying consolidated statements of financial condition of Bank United Corp. and its subsidiaries (collectively known as the "Company") as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Houston, Texas
October 21, 1998

                               BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                           AT SEPTEMBER 30,
                                                     ----------------------------
                                          NOTES          1998           1997
                                       -----------   -------------  -------------
ASSETS
Cash and cash equivalents............       1        $     228,674  $     121,000
Securities purchased under agreements
  to resell and federal funds sold...       2              474,483        349,209
Securities and other investments.....     3, 4              91,350         77,809
Mortgage-backed securities                4, 9
     Held to maturity, at amortized
      cost (fair value of $438.7
      million in 1998 and $528.9
      million in 1997)...............                      443,886        543,361
     Available for sale, at fair
      value..........................                      488,172      1,026,344
Loans                                   5, 8, 11
     Held for investment (net of the
      allowance for credit losses of
      $47.0 million in 1998 and $39.2
      million in 1997)...............                    8,566,712      8,221,626
     Held for sale...................                    2,136,506        773,603
Federal Home Loan Bank stock.........                      242,883        205,011
Mortgage servicing rights............     6, 11            410,868        272,214
Deferred tax asset...................      13              113,581        120,936
Premises and equipment...............                       59,889         46,921
Intangible assets....................                       59,591         13,605
Real estate owned....................                       18,790         19,833
Other assets.........................                      329,607        175,600
                                                     -------------  -------------
TOTAL ASSETS.........................                $  13,664,992  $  11,967,072
                                                     =============  =============
LIABILITIES, MINORITY INTEREST, AND
  STOCKHOLDERS' EQUITY
LIABILITIES
Deposits.............................       7        $   6,320,476  $   5,247,668
Federal Home Loan Bank advances......   5, 8, 11         4,783,294      3,992,344
Securities sold under agreements to
  repurchase and federal funds
  purchased..........................     4, 9             811,742      1,308,600
Notes payable........................      10              219,720        220,199
Advances from borrowers for taxes and
  insurance..........................                      270,135        173,294
Other liabilities....................                      389,713        240,988
                                                     -------------  -------------
          Total liabilities..........                   12,795,080     11,183,093
                                                     -------------  -------------
MINORITY INTEREST
Preferred stock issued by
  consolidated subsidiary............      15              185,500        185,500
                                                     -------------  -------------
STOCKHOLDERS' EQUITY                     14, 15
Common stock.........................                          316            316
Paid-in capital......................                      129,343        129,286
Retained earnings....................                      556,708        462,551
Accumulated other comprehensive
  income -- unrealized gains (losses)
  on securities available for sale,
  net of tax.........................                       (1,454)         6,326
Treasury stock, at cost..............                         (501)      --
                                                     -------------  -------------
          Total stockholders'
            equity...................                      684,412        598,479
                                                     -------------  -------------
TOTAL LIABILITIES, MINORITY INTEREST,
  AND
  STOCKHOLDERS' EQUITY...............                $  13,664,992  $  11,967,072
                                                     =============  =============

          See accompanying Notes to Consolidated Financial Statements.

                               BANK UNITED CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 FOR THE YEAR ENDED SEPTEMBER 30,
                                                ----------------------------------
                                        NOTES      1998        1997        1996
                                       -------  ----------  ----------  ----------
INTEREST INCOME
Short-term interest-earning assets...           $   37,962  $   36,240  $   39,302
Securities and other investments.....                9,093       5,371       3,984
Mortgage-backed securities...........               82,170     104,891     128,143
Loans................................              756,890     652,886     627,940
Federal Home Loan Bank stock.........               12,631      11,320      12,943
                                                ----------  ----------  ----------
          Total interest income......              898,746     810,708     812,312
                                                ----------  ----------  ----------
INTEREST EXPENSE
Deposits.............................              300,760     262,761     272,220
Federal Home Loan Bank advances......              236,252     212,558     247,093
Securities sold under agreements to
  repurchase and federal funds
  purchased..........................               56,082      57,335      55,112
Notes payable........................               19,571      13,410      10,353
                                                ----------  ----------  ----------
          Total interest expense.....              612,665     546,064     584,778
                                                ----------  ----------  ----------
          Net interest income........              286,081     264,644     227,534
PROVISION FOR CREDIT LOSSES..........     5         20,123      18,107      16,469
                                                ----------  ----------  ----------
          Net interest income after
            provision for credit
            losses...................              265,958     246,537     211,065
                                                ----------  ----------  ----------
NON-INTEREST INCOME
Net gains (losses)
     Sales of single family loans....               11,124      21,182      43,074
     Securities and mortgage-backed
       securities....................                2,761       2,841       4,002
     Other loans.....................                  651       1,128       3,189
     Sale of mortgage offices........    17         --           4,748      --
Loan servicing, net of related
  amortization.......................               35,975      32,381      30,383
Other................................               30,426      21,152      15,541
                                                ----------  ----------  ----------
          Total non-interest
            income...................               80,937      83,432      96,189
                                                ----------  ----------  ----------
NON-INTEREST EXPENSE
Compensation and benefits............    12         86,725      75,016      87,640
Occupancy............................               15,497      14,943      18,415
Data processing......................               16,591      13,712      16,196
Advertising and marketing............                8,299       7,147       8,025
Amortization of intangibles..........                5,864       4,118       6,585
SAIF deposit insurance premiums......    14          4,160       4,797      45,690
Furniture and equipment..............                3,686       4,074       6,121
Restructuring charges................    17         --          --          10,681
Other................................               47,720      48,329      40,065
                                                ----------  ----------  ----------
          Total non-interest
            expense..................              188,542     172,136     239,418
                                                ----------  ----------  ----------
          Income before income taxes,
            minority interest,
            and extraordinary loss...              158,353     157,833      67,836
INCOME TAX EXPENSE (BENEFIT).........    13         25,722      60,686     (75,765)
                                                ----------  ----------  ----------
          Income before minority
            interest and
            extraordinary loss.......              132,631      97,147     143,601
MINORITY INTEREST                        15
     Subsidiary preferred stock
       dividends.....................               18,253      18,253      18,253
     Payments in lieu of dividends...               --          --           6,413
                                                ----------  ----------  ----------
          Income before extraordinary
            loss.....................              114,378      78,894     118,935
EXTRAORDINARY LOSS -- early
  extinguishment of debt.............    10         --           2,323      --
                                                ----------  ----------  ----------
          NET INCOME.................           $  114,378  $   76,571  $  118,935
                                                ==========  ==========  ==========
EARNINGS PER COMMON SHARE                15
     Basic...........................           $     3.62  $     2.42  $     4.06
     Diluted.........................                 3.54        2.40        3.87

          See accompanying Notes to Consolidated Financial Statements.

                               BANK UNITED CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           COMMON STOCK
                                     ---------------------------------------------------------
                                          CLASS A             CLASS B             CLASS C
                                     -----------------   -----------------   -----------------    PAID-IN   RETAINED
                                      SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT    CAPITAL   EARNINGS
                                     ---------  ------   ---------  ------   ---------  ------   ---------  ---------
BALANCE AT SEPTEMBER 30, 1995......  23,828,400  $239       --       $--     5,034,600   $ 50    $ 117,722  $ 384,739
    Net income.....................     --       --         --       --         --       --         --        118,935
    Change in unrealized gains
      (losses), net of tax expense
      of $2.7 million..............     --       --         --       --         --       --         --         --
                                     ---------  ------   ---------  ------   ---------  ------   ---------  ---------
        Total comprehensive
          income...................     --       --         --       --         --       --         --        118,935
                                     ---------  ------   ---------  ------   ---------  ------   ---------  ---------
    Dividends declared: common
      stock ($3.46 per share)......     --       --         --       --         --       --         --       (100,000)
    Restricted stock issued (Note
      12)..........................     --       --        318,342      3       --       --          3,706     --
    Conversion of warrant (Note
      15)..........................     --       --      1,503,560     15       --       --         (6,099)    --
    Conversion of common stock.....  2,996,840     29    2,037,760     21    (5,034,600)   (50)     --         --
    Common stock offering (Note
      15)..........................    910,694      9       --       --         --       --         13,957     --
                                     ---------  ------   ---------  ------   ---------  ------   ---------  ---------
BALANCE AT SEPTEMBER 30, 1996......  27,735,934   277    3,859,662     39       --       --        129,286    403,674
    Net income.....................     --       --         --       --         --       --         --         76,571
    Change in unrealized gains
      (losses), net of tax expense
      of $5.1 million..............     --       --         --       --         --       --         --         --
                                     ---------  ------   ---------  ------   ---------  ------   ---------  ---------
        Total comprehensive
          income...................     --       --         --       --         --       --         --         76,571
                                     ---------  ------   ---------  ------   ---------  ------   ---------  ---------
    Dividends declared: common
      stock ($0.56 per share)......     --       --         --       --         --       --         --        (17,694)
    Conversion of common stock.....    618,342      7     (618,342)    (7)      --       --         --         --
                                     ---------  ------   ---------  ------   ---------  ------   ---------  ---------
BALANCE AT SEPTEMBER 30, 1997......  28,354,276   284    3,241,320     32       --       --        129,286    462,551
    Net income.....................     --       --         --       --         --       --         --        114,378
    Change in unrealized gains
      (losses), net of tax benefit
      of $4.7 million..............     --       --         --       --         --       --         --         --
                                     ---------  ------   ---------  ------   ---------  ------   ---------  ---------
      Total comprehensive income...     --       --         --       --         --       --         --        114,378
                                     ---------  ------   ---------  ------   ---------  ------   ---------  ---------
    Dividends declared: common
      stock ($0.64 per share)......     --       --         --       --         --       --         --        (20,221)
    Stock options exercised........      1,500   --         --       --         --       --             57     --
    Stock repurchased..............     --       --         --       --         --       --         --         --
                                     ---------  ------   ---------  ------   ---------  ------   ---------  ---------
BALANCE AT SEPTEMBER 30, 1998......  28,355,776  $284    3,241,320   $ 32       --       --      $ 129,343  $ 556,708
                                     =========  ======   =========  ======   =========  ======   =========  =========
                                      ACCUMULATED
                                         OTHER
                                     COMPREHENSIVE
                                       INCOME --
                                      UNREALIZED       TREASURY STOCK          TOTAL
                                         GAINS       -------------------   STOCKHOLDERS'
                                       (LOSSES)       SHARES     AMOUNT       EQUITY
                                     -------------   ---------   -------   -------------
BALANCE AT SEPTEMBER 30, 1995......    $  (6,647)       --       $ --        $ 496,103
    Net income.....................      --             --         --          118,935
    Change in unrealized gains
      (losses), net of tax expense
      of $2.7 million..............        4,414        --         --            4,414
                                     -------------   ---------   -------   -------------
        Total comprehensive
          income...................        4,414        --         --          123,349
                                     -------------   ---------   -------   -------------
    Dividends declared: common
      stock ($3.46 per share)......      --             --         --         (100,000)
    Restricted stock issued (Note
      12)..........................      --             --         --            3,709
    Conversion of warrant (Note
      15)..........................      --             --         --           (6,084)
    Conversion of common stock.....      --             --         --          --
    Common stock offering (Note
      15)..........................      --             --         --           13,966
                                     -------------   ---------   -------   -------------
BALANCE AT SEPTEMBER 30, 1996......       (2,233)       --         --          531,043
    Net income.....................      --             --         --           76,571
    Change in unrealized gains
      (losses), net of tax expense
      of $5.1 million..............        8,559                                 8,559
                                     -------------   ---------   -------   -------------
        Total comprehensive
          income...................        8,559        --         --           85,130
                                     -------------   ---------   -------   -------------
    Dividends declared: common
      stock ($0.56 per share)......      --             --         --          (17,694)
    Conversion of common stock.....      --             --         --          --
                                     -------------   ---------   -------   -------------
BALANCE AT SEPTEMBER 30, 1997......        6,326        --         --          598,479
    Net income.....................      --             --         --          114,378
    Change in unrealized gains
      (losses), net of tax benefit
      of $4.7 million..............       (7,780)       --         --           (7,780)
                                     -------------   ---------   -------   -------------
      Total comprehensive income...       (7,780)       --         --          106,598
                                     -------------   ---------   -------   -------------
    Dividends declared: common
      stock ($0.64 per share)......      --             --         --          (20,221)
    Stock options exercised........      --             --         --               57
    Stock repurchased..............      --            (14,200)    (501 )         (501)
                                     -------------   ---------   -------   -------------
BALANCE AT SEPTEMBER 30, 1998......    $  (1,454)      (14,200)  $ (501 )    $ 684,412
                                     =============   =========   =======   =============

          See accompanying Notes to Consolidated Financial Statements.

                               BANK UNITED CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                               FOR THE YEAR ENDED SEPTEMBER 30,
                                          -------------------------------------------
                                              1998           1997           1996
                                          -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................  $     114,378  $      76,571  $     118,935
Adjustments to reconcile net income to
  net cash (used) provided by operating
  activities:
     Provision for credit losses and
       mortgage servicing rights
       valuation allowance..............         24,890         18,107         16,469
     Deferred tax expense (benefit).....         12,023         42,251        (93,402)
     Net gains on sales of assets.......        (19,753)       (30,631)       (53,491)
     Depreciation and amortization......         80,127         41,303          8,338
     Federal Home Loan Bank stock
       dividends........................        (12,631)       (11,320)       (12,943)
     Fundings and purchases of loans
       held for sale....................     (3,768,039)    (1,995,816)    (3,015,616)
     Proceeds from the sale of loans
       held for sale....................      1,903,991      1,198,295      3,321,599
     Change in loans held for sale......        670,197         32,638         17,991
     Change in interest receivable......         (4,748)        (9,052)        25,957
     Change in other assets.............       (139,506)       (64,632)        18,866
     Change in other liabilities........        130,921        (22,284)        (3,274)
     Management restricted stock
       award............................       --             --                3,709
                                          -------------  -------------  -------------
          Net cash (used) provided by
            operating activities........     (1,008,150)      (724,570)       353,138
                                          -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase price of acquisitions.....        (51,850)      --             --
     Net change in securities purchased
       under agreements to resell and
       federal funds sold...............       (125,274)       325,040       (203,197)
     Fundings of loans held for
       investment.......................     (3,854,576)    (2,283,096)    (1,746,604)
     Proceeds from principal repayments
       and maturities of
          Loans held for investment.....      4,162,942      2,517,782      2,298,915
          Securities held to maturity...       --             --                7,715
          Securities available for
            sale........................        345,215        134,165            395
          Mortgage-backed securities
            held to maturity............         98,488         80,657        178,926
          Mortgage-backed securities
            available for sale..........        465,195        263,659        272,059
     Proceeds from the sale of
          Securities available for
            sale........................        497,053        337,848         96,815
          Mortgage-backed securities
            available for sale..........         93,131          6,965        295,702
          Mortgage servicing rights.....       --                7,982         33,187
          Federal Home Loan Bank
            stock.......................         64,325         18,160         59,252
          Real estate owned acquired
            through foreclosure.........         37,031         59,010         42,741
     Purchases of
          Loans held for investment.....     (1,158,270)    (1,086,249)      (148,510)
          Securities held to maturity...         (2,213)      --               (6,327)
          Securities available for
            sale........................       (355,112)      (131,296)       (16,029)
          Mortgage-backed securities
            held to maturity............       --               (2,134)        (3,841)
          Mortgage-backed securities
            available for sale..........        (21,084)      (246,363)      --
          Mortgage servicing rights.....       (177,201)      (166,494)       (23,535)
          Federal Home Loan Bank
            stock.......................        (89,565)       (32,208)      --
     Other changes in loans held for
       investment.......................       (234,899)      (237,312)       (39,068)
     Other changes in mortgage servicing
       rights...........................          6,093        (13,790)       (38,607)
     Net purchases of premises and
       equipment........................        (26,181)       (14,419)        (9,394)
                                          -------------  -------------  -------------
          Net cash (used) provided by
            investing activities........       (326,752)      (462,093)     1,050,595
                                          -------------  -------------  -------------

                                                   (CONTINUED ON FOLLOWING PAGE)

                               BANK UNITED CORP.
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
                                 (IN THOUSANDS)

                                            FOR THE YEAR ENDED SEPTEMBER 30,
                                        -----------------------------------------
                                           1998           1997           1996
                                        -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits..........   $  (436,880)   $    99,723    $   (34,378)
     Proceeds from deposits
       purchased.....................     1,509,688        --             --
     Proceeds from Federal Home Loan
       Bank advances.................     3,130,583      3,296,067      1,498,700
     Repayment of Federal Home Loan
       Bank advances.................    (2,339,633)    (2,794,109)    (2,391,764)
     Net change in securities sold
       under agreements to repurchase
       and federal funds purchased...      (496,858)       476,314       (340,247)
     Net change in advances from
       borrowers for taxes and
       insurance.....................        96,841         26,660        (37,334)
     Proceeds from issuance of common
       stock.........................       --             --              13,966
     Cost of converting Bank common
       stock warrant.................       --             --              (6,084)
     Payment of common stock
       dividends.....................       (20,221)       (17,694)      (100,000)
     Stock repurchased...............          (501)       --             --
     Stock options exercised.........            57        --             --
     Repayment of Senior Notes.......          (500)      (114,500)       --
     Proceeds from issuance of
       Subordinated Notes............       --             219,691        --
     Payment of issuance costs of
       Subordinated Notes............       --              (4,012)       --
                                        -----------    -----------    -----------
          Net cash provided (used) by
            financing activities.....     1,442,576      1,188,140     (1,397,141)
                                        -----------    -----------    -----------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS........................       107,674          1,477          6,592
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR..................       121,000        119,523        112,931
                                        -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR...............................   $   228,674    $   121,000    $   119,523
                                        ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
     Cash paid for interest..........   $   612,297    $   537,216    $   606,911
     Cash paid for income taxes......        20,061          9,634          3,953
     Cash paid in lieu of taxes......       --             --              12,096
NONCASH INVESTING ACTIVITIES
     Real estate owned acquired
       through foreclosure...........        34,738         61,889         70,843
     Sales of real estate owned
       financed by the Bank..........           553         20,117            452
     Securitization of loans.........       506,110        346,401         33,167
     Net transfer of loans from held
       for investment to available
       for sale......................       671,704         43,412        104,235
     Transfer of mortgage-backed
       securities from held to
       maturity to available for
       sale..........................       --               6,843      1,244,945
     Change in unrealized gains
       (losses) on securities
       available for sale, net of
       tax...........................         7,780          8,559          4,414

          See accompanying Notes to Consolidated Financial Statements.

                               BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

     Bank United Corp. (the "Parent Company") became the holding company for Bank United, a federal savings bank (the "Bank"), upon the Bank's formation in December 1988. In December 1996, the Parent Company formed a wholly owned Delaware subsidiary, BNKU Holdings, Inc. ("Holdings"), which is now the parent company of the Bank.

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

     The Company is a broad-based financial services provider to consumers and businesses in Texas and selected markets throughout the United States. At September 30, 1998, the Company operated an 84-branch community banking network serving approximately 265,000 households, 21 commercial banking offices in 18 states and eight wholesale mortgage origination offices in seven states.

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

SHORT-TERM INTEREST-EARNING ASSETS

     Short-term interest-earning assets are comprised of cash, cash equivalents, securities purchased under agreements to resell ("repurchase agreements"), and federal funds sold. Short-term instruments with original maturities of three months or less (measured from their acquisition date) and highly liquid instruments readily convertible to cash are generally considered to be cash equivalents. Cash and cash equivalents consist of interest-earning and non-interest-earning deposits in other banks.

     The regulations of the Federal Reserve Board require average cash reserve balances based on deposit liabilities to be maintained by the Bank at the Federal Reserve Bank. The required reserve balance totalled $94.3 million for the period including September 30, 1998. The Bank was in compliance with these requirements.

SECURITIES

     Debt and equity securities, including mortgage-backed securities ("MBS"), are classified into one of three categories: held to maturity, available for sale, or trading. Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost, adjusted for the amortization of premiums and the accretion of discounts. Under certain circumstances (including the deterioration of the issuer's creditworthiness or a change in tax law, statutory requirements, or regulatory requirements), securities held to maturity may be sold or transferred to another portfolio. Securities that the Company intends to hold for indefinite periods of time are classified as available for sale and are recorded at fair value. Any unrealized gains or losses are excluded from earnings and reported net of tax as other comprehensive income in stockholders' equity until realized. Trading account assets are carried at fair value with any realized or unrealized gains and losses recognized in current operations. Trading account assets are generally comprised of assets that

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

are actively and frequently bought and sold with the objective of generating income on short-term changes in price. The Company held no trading account assets at September 30, 1998 or 1997.

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

     If the fair value of a security declines for reasons other than temporary market conditions, the carrying value will be written down to current fair value by a charge to operations.

     Net gains or losses on sales of securities are computed on the specific identification method.

LOANS

     Loans that the Company has the intent and ability to hold for the foreseeable future are classified as held for investment and are carried at unpaid principal balance, adjusted for unamortized purchase premiums or discounts, the allowance for credit losses, and any deferred loan origination fees or costs ("Book Value"). Loans held for sale are carried at the lower of Book Value or fair value. Fair value is determined based on quoted market prices and considers the fair value of the related financial instruments utilized as hedges. Any net unrealized losses on loans held for sale are charged to current operations and a valuation allowance established.

     Interest income on loans is recognized principally using the level-yield method. Based on management's periodic evaluation or at the time a loan is 90 days past due, the related accrued interest is generally reversed by a charge to operations and the loan is simultaneously placed on nonaccrual. Once a loan becomes current and the borrower demonstrates the ability to repay the loan, the loan is returned to accrual status.

     Premiums, discounts, and loan fees (net of certain direct loan origination costs) on loans held for sale are recognized in income when the related loans are sold or repaid. Premiums, discounts, and loan fees (net of certain direct loan origination costs) associated with loans held for investment, for which collection is probable and estimable, are recognized in income over the loans' estimated remaining lives using the level-yield method or when such loans are sold.

ALLOWANCE FOR CREDIT LOSSES

     The allowance for credit losses is maintained at levels management deems adequate to cover probable losses on loans. The adequacy of the allowance is based on management's periodic evaluation of the loan portfolio and considers such factors as historical loss experience, delinquency status, identification of adverse situations that may affect the ability of obligors to repay, known and inherent risks in the portfolio, assessment of economic conditions, regulatory policies, and the estimated value of the underlying collateral, if any. Losses are charged to the allowance for credit losses when the loss actually occurs or when a determination is made that a loss is probable to occur. Cash recoveries are credited to the allowance for credit losses.

MORTGAGE SERVICING RIGHTS ("MSRS")

     MSRs are periodically evaluated for impairment based on the fair value of these rights. The fair value of MSRs is determined by discounting the estimated future cash flows using a discount rate commensurate with the risks involved and considers the fair value of the related financial instruments utilized as hedges. This method of valuation incorporates assumptions that market participants would use in their estimates of future servicing income and expense, including assumptions about prepayment, default, and interest rates. The fair value of the MSRs at September 30, 1998 was determined using discount rates ranging from 9% to 10.5% and an annual constant prepayment rate of 21%. For purposes of measuring impairment, the loans underlying the MSRs are stratified on the basis of interest rate and type (conventional or government). Impairment is measured by the

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

amount the book value of the MSRs, exceeds the fair value of the MSRs. Impairment, if any, is recognized through a valuation allowance and a charge to current operations.

     MSRs, net of valuation allowances, are amortized in proportion to, and over the period of, the estimated net servicing revenue of the underlying mortgages, which are collateralized by single family properties. The amortization expense is deducted from the related servicing fee revenue in the Consolidated Statements of Operations.

SALES OF SINGLE FAMILY LOANS AND SERVICING RIGHTS

     Gains or losses on loan sales and servicing rights are recognized at the time of sale and determined using the specific identification method. Certain loans and servicing rights are sold with general representations and warranties included in the sales agreement. Repurchases of these assets may be required when a loan fails to meet certain conditions specified in the sales agreement that are covered by the general representations and warranties. An accrual is determined for the probable future costs of such obligations and is maintained at a level management believes is adequate to cover probable losses. This accrual is included in other liabilities on the Consolidated Statements of Financial Condition, and the related expense is included in non-interest expense in the Consolidated Statements of Operations.

PREMISES AND EQUIPMENT

     Premises and equipment are carried at cost, less accumulated depreciation, and include certain branch facilities and the related furniture, fixtures, and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from two to 40 years.

INTANGIBLE ASSETS

     Intangible assets consist of the excess cost over fair value of net assets acquired and debt issuance costs. The excess of cost over fair value of net assets acquired is comprised of core deposit premiums paid and goodwill. The core deposit premiums are amortized on an accelerated basis over the estimated lives of the deposit relationships acquired. Goodwill is amortized on a straight-line basis over 15 years. Debt issuance costs are amortized over the life of the notes on a straight-line basis. These assets are evaluated periodically to determine whether events and circumstances have developed that warrant revision of the estimated lives of the related assets or their write-off.

REAL ESTATE OWNED ("REO")

     At the time of foreclosure, REO is recorded at fair value reduced by estimated costs to sell. The resulting loss, if any, is charged to the allowance for credit losses. Declines in a property's fair value subsequent to foreclosure are charged to current operations. Revenues, expenses, gains or losses on sales, and increases or decreases in the allowance for REO losses are charged to operations as incurred and included in non-interest expense on the Consolidated Statement of Operations. The Company's REO is primarily comprised of single family properties held by the Banking Segment. The historical average holding period for REO is seven months.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company enters into traditional off-balance-sheet financial instruments such as interest rate exchange agreements ("swaps"), interest rate caps, locks, and floors, and forward delivery contracts in the normal course of business in an effort to reduce its exposure to changes in interest rates. The Company does not utilize instruments such as leveraged derivatives or structured notes. The off-balance-sheet financial instruments utilized by the Company are typically classified as hedges of existing assets, liabilities, or anticipated transactions. Criteria for these methods follows:

Hedge of an Existing Asset or Liability: the hedged asset or liability must be interest rate sensitive and the off-balance-sheet financial instrument must be designated and be effective as a hedge of the asset or liability.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     INTEREST RATE SWAPS, CAPS, AND FLOORS. Amounts receivable and payable on these contracts are offset against income or expense on the hedged items. Fees paid to enter into the financial contracts are capitalized and amortized over the lives of the contracts as a component of the income or expense on the asset or liability hedged.

     FORWARD DELIVERY CONTRACTS AND INTEREST RATE LOCKS. Changes in the market value of these types of instruments are included in the valuation of the items being hedged to determine if a lower of cost or market valuation allowance is required. Fees paid for commitments to deliver loans are charged to non-interest expense if the likelihood that the commitment will be exercised is remote or the fees are offset against the related net gains as the commitment is filled.

     OTHER OFF-BALANCE-SHEET INSTRUMENTS. The Company has entered into other off-balance-sheet financial instruments consisting of commitments to extend credit or to purchase loans. Such financial instruments are recorded in the financial statements when they are funded or purchased.

FEDERAL INCOME TAXES

     The Parent Company and its subsidiaries file a consolidated tax return. Each entity within the consolidated group computes its tax on a separate-company basis, and the results are combined for purposes of preparing the Consolidated Financial Statements. Deferred tax assets and liabilities are recognized for the estimated tax consequences due to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

EARNINGS PER COMMON SHARE

     Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS"). It requires dual presentation of basic and diluted EPS for entities with complex capital structures. Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders, less income due to outstanding Bank warrants, by the weighted-average number of common shares and equivalents outstanding during the period. Common stock equivalents are computed using the treasury stock method. All prior period EPS data were restated to comply with SFAS No. 128, but are not materially different.

RECENT ACCOUNTING STANDARDS

     As of October 1, 1997, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: the statement of operations, the statement of stockholders' equity, or a separate statement of comprehensive income. The Company is disclosing this information on its statement of stockholders' equity. The components of comprehensive income are net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends). This statement did

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

not change the current accounting treatment for components of comprehensive income (i.e. changes in unrealized gains or losses on securities and MBS available for sale).

     SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to shareholders. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. SFAS No. 131, which the Company plans to implement effective October 1, 1998, should have no material effect on the Consolidated Financial Statements.

     SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabililties in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated and securities held to maturity may be transferred to available for sale or trading. This statement is effective for fiscal years beginning after June 15, 1999. The Company is evaluating the impact, if any, this statement may have on its future Consolidated Financial Statements.

2.  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND
    FEDERAL FUNDS SOLD

                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------
                                          1998        1997        1996
                                       ----------  ----------  ----------
                                             (DOLLARS IN THOUSANDS)
REPURCHASE AGREEMENTS
     Balance outstanding at
       period-end....................  $  414,483  $  301,209  $  649,249
     Fair value of collateral at
       period-end....................     423,772     310,066     693,306
     Maximum outstanding at any
       month-end.....................     819,604     582,336     785,178
     Daily average balance...........     446,913     512,957     608,102
     Average interest rate...........       6.14%       5.92%       5.83%

FEDERAL FUNDS SOLD
     Balance outstanding at
       period-end....................  $   60,000  $   48,000  $   25,000
     Maximum outstanding at any
       month-end.....................     200,000      85,000     110,000
     Daily average balance...........      53,227      44,661      50,418
     Average interest rate...........       5.49%       5.34%       5.36%

     The repurchase agreements outstanding at September 30, 1998, were collateralized by single family, multi-family and commercial real estate loans, and MBS, pledged by others. These loans and MBS were held by the counterparty in safekeeping for the account of the Company or by a third-party custodian for the benefit of the Company. The repurchase agreements and federal funds sold outstanding at September 30, 1998, matured during October 1998. The repurchase agreements provide for the same loans and MBS to be resold at maturity. At September 30, 1998, $114.0 million and $112.8 million in repurchase agreements and federal funds sold were held by PaineWebber, Inc., and Lehman Brothers as counterparties.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.  SECURITIES AND OTHER INVESTMENTS

                                                              AT SEPTEMBER 30,
                                        ------------------------------------------------------------
                                                       GROSS         GROSS
                                        AMORTIZED    UNREALIZED    UNREALIZED     FAIR     CARRYING
                                          COST         GAINS         LOSSES       VALUE      VALUE
                                        ---------    ----------    ----------   ---------  ---------
                                                               (IN THOUSANDS)
1998
HELD TO MATURITY
     U.S. government and agency
       securities....................    $ 2,412       $    2        $--        $   2,414  $   2,412
                                                     ==========    ==========
AVAILABLE FOR SALE
     U.S. government and agency
       securities....................     15,930       $   83        $--           16,013
     Corporate securities............      1,365        --                1         1,364
     SBA interest-only strips........     73,802        --            2,241        71,561
                                        ---------    ----------    ----------   ---------
                                          91,097       $   83        $2,242        88,938     88,938
                                                     ==========    ==========
                                                                                ---------  ---------
                                        ---------
          Total......................    $93,509                                $  91,352  $  91,350
                                        =========                               =========  =========
1997
HELD TO MATURITY
     U.S. government and agency
       securities....................    $   160       $    5        $--        $     165  $     160
                                                     ==========    ==========
AVAILABLE FOR SALE
     U.S. government and agency
       securities....................     28,640       $  285        $--           28,925
     Corporate securities............      9,987        --                2         9,985
     SBA interest-only strips........     37,218          293         --           37,511
     Other securities................      1,229        --                1         1,228
                                        ---------    ----------    ----------   ---------
                                          77,074       $  578        $    3        77,649     77,649
                                                     ==========    ==========
                                                                                ---------  ---------
                                        ---------
          Total......................    $77,234                                $  77,814  $  77,809
                                        =========                               =========  =========

     Small Business Administration ("SBA") interest-only strips were created in connection with the Company's securitization of SBA loans and represent the contractual right to receive a portion of the interest on the underlying SBA loans.

     Securities outstanding at September 30, 1998, were scheduled to mature as follows:

                                                    HELD TO MATURITY             AVAILABLE FOR SALE
                                                 ----------------------        ----------------------
                                                 AMORTIZED      FAIR           AMORTIZED      FAIR
                                                    COST        VALUE             COST        VALUE
                                                 ----------   ---------        ----------   ---------
                                                                    (IN THOUSANDS)
Due in one year or less.......................     $2,260     $   2,260         $  1,365    $   1,364
Due in one to five years......................        152           154           --           --
Due in more than ten years....................      --           --               89,732       87,574
                                                 ----------   ---------        ----------   ---------
                                                   $2,412     $   2,414         $ 91,097    $  88,938
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

                                                                AT SEPTEMBER 30,
                                       -------------------------------------------------------------------
                                                        GROSS        GROSS
                                        AMORTIZED     UNREALIZED   UNREALIZED       FAIR        CARRYING
                                           COST         GAINS        LOSSES        VALUE         VALUE
                                       ------------   ----------   ----------   ------------  ------------
                                                                 (IN THOUSANDS)
1998
HELD TO MATURITY
     Agency
       Fixed-rate....................  $      2,106    $ --         $ --        $      2,106
     Non-agency
       Adjustable-rate...............       351,237       1,970        6,410         346,797
       CMOs -- fixed-rate............        87,639         235        1,051          86,823
     Other...........................         2,904          50       --               2,954
                                       ------------   ----------   ----------   ------------
          Held to maturity...........       443,886    $  2,255     $  7,461         438,680  $    443,886
                                       ------------   ==========   ==========   ------------  ============
AVAILABLE FOR SALE
     Agency
       Fixed-rate....................        19,417    $    150     $ --              19,567
       Adjustable-rate...............        42,924         365       --              43,289
       CMOs -- fixed-rate............        14,323          34           55          14,302
       CMOs -- adjustable-rate.......       197,455       1,277           21         198,711
     Non-agency
       Fixed-rate....................        19,703         591       --              20,294
       Adjustable-rate...............       146,274         189        1,123         145,340
       CMOs -- fixed-rate............         8,348       3,145          334          11,159
       CMOs -- adjustable-rate.......        34,837         412          145          35,104
     Other...........................           406      --           --                 406
                                       ------------   ----------   ----------   ------------
          Available for sale.........       483,687    $  6,163     $  1,678         488,172  $    488,172
                                       ------------   ==========   ==========   ------------  ============
          Total mortgage-backed
            securities...............  $    927,573                             $    926,852
                                       ============                             ============
1997
HELD TO MATURITY
     Agency
       Fixed-rate....................  $      2,123    $ --         $ --        $      2,123
     Non-agency
       Adjustable-rate...............       447,718         824       13,937         434,605
       CMOs -- fixed-rate............        93,349      --            1,436          91,913
     Other...........................           171          53       --                 224
                                       ------------   ----------   ----------   ------------
          Held to maturity...........       543,361    $    877     $ 15,373         528,865  $    543,361
                                       ------------   ==========   ==========   ------------  ============
AVAILABLE FOR SALE
     Agency
       Adjustable-rate...............       232,542    $  3,556     $ --             236,098
       CMOs -- fixed-rate............        41,964          61           12          42,013
       CMOs -- adjustable-rate.......       369,424       1,976          342         371,058
     Non-agency
       Fixed-rate....................        43,243       1,347       --              44,590
       Adjustable-rate...............       276,901       2,282          397         278,786
       CMOs -- fixed-rate............        10,642       6,413          108          16,947
       CMOs -- adjustable-rate.......        35,058         363       --              35,421
     Other...........................         1,184         247       --               1,431
                                       ------------   ----------   ----------   ------------
          Available for sale.........     1,010,958    $ 16,245     $    859       1,026,344  $  1,026,344
                                       ------------   ==========   ==========   ------------  ============
          Total mortgage-backed
            securities...............  $  1,554,319                             $  1,555,209
                                       ============                             ============

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At September 30, 1998, MBS with carrying values totalling $623.6 million and fair values totalling $617.0 million were used to collateralize securities sold under agreements to repurchase ("reverse repurchase agreements").

5.  LOANS

                                            AT SEPTEMBER 30,
                                       ---------------------------
                                           1998           1997
                                       -------------  ------------
                                             (IN THOUSANDS)
HELD FOR INVESTMENT
     Single family...................  $   4,694,628  $  5,820,495
     Commercial......................      3,428,133     2,141,498
     Consumer........................        493,457       305,545
                                       -------------  ------------
                                           8,616,218     8,267,538
     Allowance for credit losses.....        (47,027)      (39,172)
     Net deferred loan fees,
      premiums, and discounts........         (2,479)       (6,740)
                                       -------------  ------------
                                           8,566,712     8,221,626
                                       -------------  ------------
HELD FOR SALE
     Single family...................      2,048,483       697,410
     Commercial......................         88,023        76,193
                                       -------------  ------------
                                           2,136,506       773,603
                                       -------------  ------------
          Total loans................  $  10,703,218  $  8,995,229
                                       =============  ============

     The following table sets forth the geographic distribution of loans by state at September 30, 1998.

                                                                                  TOTAL       NON-REAL
                                        SINGLE                                 REAL ESTATE     ESTATE                  % OF
                STATE                   FAMILY      COMMERCIAL     CONSUMER       LOANS        LOANS       TOTAL       TOTAL
-------------------------------------  ---------   ------------    --------    -----------    --------   ----------  ---------
                                                                       (DOLLARS IN THOUSANDS)
California...........................  $3,479,617   $  405,828     $   792     $3,886,237     $    56    $3,886,293      36.23%
Texas................................    765,287     1,037,969     358,819      2,162,075      60,618     2,222,693      20.72
Florida..............................    279,880       206,491       4,744        491,115          65       491,180       4.58
Other................................  2,194,401     1,863,286      67,564      4,125,251       1,129     4,126,380      38.47
                                       ---------   ------------    --------    -----------    --------   ----------  ---------
  Total..............................  $6,719,185   $3,513,574     $431,919    $10,664,678    $61,868    $10,726,546    100.00%
                                       =========   ============    ========    ===========    ========   ==========  =========

     Loans held for investment at September 30, 1998, mature in years ended September 30 as follows:

                                           1999       2000-2003     THEREAFTER      TOTAL
                                       ------------  ------------  ------------  ------------
                                                           (IN THOUSANDS)
TYPE OF LOAN
Single family........................  $    112,008  $    463,651  $  4,118,969  $  4,694,628
Commercial...........................     1,929,411       891,657       607,065     3,428,133
Consumer.............................        48,941       133,493       311,023       493,457
                                       ------------  ------------  ------------  ------------
     Total...........................  $  2,090,360  $  1,488,801  $  5,037,057  $  8,616,218
                                       ============  ============  ============  ============
TYPE OF INTEREST
Fixed-rate...........................  $    127,826  $    523,331  $  1,437,954  $  2,089,111
Adjustable-rate......................     1,962,534       965,470     3,599,103     6,527,107
                                       ------------  ------------  ------------  ------------
     Total...........................  $  2,090,360  $  1,488,801  $  5,037,057  $  8,616,218
                                       ============  ============  ============  ============

     At September 30, 1998, the performing single family loans were pledged, under a blanket lien, as collateral securing advances from the Federal Home Loan Bank ("FHLB").

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The activity in the allowance for credit losses was as follows:

                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------------
                                          1998        1997            1996
                                       ----------  ----------    --------------
                                                    (IN THOUSANDS)
Beginning balance....................  $   39,174  $   39,660       $ 36,801
     Provision.......................      20,123      18,107         16,469
     Charge-offs.....................     (12,943)    (19,036)       (13,785)
     Recoveries......................         673         443            175
                                       ----------  ----------    --------------
Ending balance.......................  $   47,027  $   39,174       $ 39,660
                                       ==========  ==========    ==============

     Nonaccrual loans, net of related premiums and discounts, totalled $61.9 million and $54.0 million at September 30, 1998 and 1997. If the nonaccrual loans as of September 30, 1998, had been performing in accordance with their original terms throughout fiscal 1998, interest income recognized would have been $5.3 million. The actual interest income recognized on these loans for fiscal 1998, was $1.7 million. No commitments exist to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 1998.

     Impaired loans as defined in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," totalled $3.6 million at both September 30, 1998 and 1997. The average outstanding balance of impaired loans for both fiscal 1998 and 1997, was $3.6 million. No allowance for credit losses determined in accordance with SFAS No. 114 was required on these impaired loans because the measured values of the loans exceeded the recorded investments in the loans. Interest income of $320,000 and $324,000 was recognized on impaired loans during fiscal 1998 and 1997, of which $317,000 and $280,000 was collected in cash.

6.  MORTGAGE SERVICING RIGHTS

     The activity in the Company's MSRs was as follows:

                                            FOR THE YEAR ENDED SEPTEMBER 30,
                                       -------------------------------------------
                                           1998           1997           1996
                                       -------------  -------------  -------------
                                                     (IN THOUSANDS)
Balance at beginning of period.......  $     272,214  $     123,392  $      75,097
     Additions.......................        199,513        173,395         69,746
     Amortization....................        (49,999)       (29,165)       (14,218)
     Sales...........................       --                  (52)        (7,665)
     Deferred hedging gains..........         (8,828)        (1,351)        (2,140)
     Other hedging activity..........          2,735          5,995          2,572
     Valuation allowance.............         (4,767)      --             --
                                       -------------  -------------  -------------
Balance at end of period.............  $     410,868  $     272,214  $     123,392
                                       =============  =============  =============
Loan servicing portfolio.............  $  27,935,300  $  24,518,396  $  13,246,848
Loans serviced for others............     23,491,960     20,521,294      9,494,788

     During fiscal 1998, the Company established a valuation allowance for its MSRs totalling $4.8 million.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  DEPOSITS

                                                        AT SEPTEMBER 30,
                                       ---------------------------------------------------
                                                 1998                       1997
                                       ------------------------   ------------------------
                                                      WEIGHTED-                  WEIGHTED-
                                                       AVERAGE                    AVERAGE
                                          AMOUNT        RATE         AMOUNT        RATE
                                       ------------   ---------   ------------   ---------
                                                     (DOLLARS IN THOUSANDS)
NON-INTEREST BEARING DEPOSITS........  $    268,797     --   %    $    357,988     --   %
INTEREST-BEARING DEPOSITS
     Checking accounts...............       405,058      1.42          200,485      1.05
     Money market accounts...........     2,140,605      5.03        1,687,567      4.98
     Savings accounts................       123,134      2.08          122,676      2.33
     Certificates of deposit.........     3,382,882      5.56        2,878,952      5.81
                                       ------------   ---------   ------------   ---------
          Total interest-bearing
            deposits.................     6,051,679      5.02        4,889,680      5.24
                                       ------------   ---------   ------------   ---------
          Total deposits.............  $  6,320,476      4.81%    $  5,247,668      4.88%
                                       ============   =========   ============   =========

     Scheduled maturities of certificates of deposit ("CDs") outstanding at September 30, 1998, were as follows:

YEARS ENDING SEPTEMBER 30,
-------------------------------------
                                        (IN THOUSANDS)
                                        ---------------
     1999............................      $2,812,563
     2000............................        305,634
     2001............................        105,025
     2002............................        111,324
     2003 and thereafter.............         48,336
                                        ---------------
                                           $3,382,882
                                        ===============

     Scheduled maturities of CDs of $100,000 or more outstanding at September 30, 1998, were as follows:

                                        NUMBER OF    DEPOSIT
                                        ACCOUNTS      AMOUNT
                                        ---------    --------
                                             (DOLLARS IN
                                             THOUSANDS)
Three months or less.................      1,286     $138,006
Over three to six months.............      1,306      139,220
Over six to twelve months............      2,116      223,968
Over twelve months...................        987      106,671
                                        ---------    --------
          Total......................      5,695     $607,865
                                        =========    ========

     In September 1998, the Company signed an agreement to purchase Midland American Bank, a commercial bank with five branches in Midland, Texas, having assets of $225 million and deposits of $203 million. Closing of this transaction is expected early in 1999. In January 1998, the Company purchased 18 branches and related deposits from Guardian Savings and Loan Association. The branches, six in the Houston area and 12 in the Dallas/Ft. Worth Metroplex, had combined deposits of $1.44 billion. In December 1997, the Company purchased three branches in the Dallas area having $66 million in deposits, from California Federal Savings Bank, FSB. These transactions were accounted for or will be accounted for in accordance with the purchase method of accounting.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8.  FEDERAL HOME LOAN BANK ADVANCES

                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------------
                                           1998          1997          1996
                                       ------------  ------------  ------------
                                                (DOLLARS IN THOUSANDS)
Maximum outstanding at any
  month-end..........................  $  4,783,294  $  3,992,344  $  4,384,798
Daily average balance................     4,090,359     3,705,072     4,073,297
Average interest rate................          5.78%         5.74%         6.07%

     Scheduled maturities for FHLB advances outstanding at September 30, 1998, were as follows:

                                                      WEIGHTED-
                                                       AVERAGE
                                          AMOUNT        RATE
                                       ------------   ---------
                                        (DOLLARS IN THOUSANDS)
1999.................................  $  2,303,256      5.46%
2000.................................     1,689,693      5.63
2001.................................       281,645      5.65
2002.................................       443,200      5.57
2003 and thereafter..................        65,500      5.57
                                       ------------   ---------
          Total......................  $  4,783,294      5.54%
                                       ============   =========

9.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------------
                                           1998          1997          1996
                                       ------------  ------------  ------------
                                                (DOLLARS IN THOUSANDS)
REVERSE REPURCHASE AGREEMENTS
     Balance outstanding at
       period-end....................  $    586,742  $  1,308,600  $    832,286
     Maximum outstanding at any
       month-end.....................     1,222,267     1,308,600     1,096,508
     Daily average balance...........       886,765     1,002,165       955,708
     Average interest rate...........          5.78%         5.72%         5.77%
FEDERAL FUNDS PURCHASED
     Balance outstanding at
       period-end....................  $    225,000  $    --       $    --
     Maximum outstanding at any
       month-end.....................       225,000       --            --
     Daily average balance...........        84,781         1,025            27
     Average interest rate...........          5.66%         5.85%         6.02%

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Reverse repurchase agreements and federal funds purchased outstanding at September 30, 1998, matured during October 1998.

     The counterparties to all reverse repurchase agreements at September 30, 1998, have agreed to resell the same securities upon maturity of such agreements. The securities collateralizing the reverse repurchase agreements have been delivered to the counterparty or its agent. At September 30, 1998, the reverse repurchase agreements were outstanding with the following counterparties:

                                        CARRYING VALUE
                                        --------------
                                        (IN THOUSANDS)
Credit Suisse First Boston
  Corporation........................     $  300,550
PaineWebber, Inc.....................        184,691
Bear Stearns & Co. Inc. .............         58,599
Morgan Stanley & Co. Incorporated....         35,863
Goldman, Sachs & Co..................          7,039
                                        --------------
                                          $  586,742
                                        ==============

10.  NOTES PAYABLE

     In May 1993, the Parent Company issued $115 million of 8.05% senior notes due May 15, 1998 ("Senior Notes"). In May 1997, the Company issued $220 million of fixed-rate subordinated notes due May 2007, with a stated rate of 8.875% and an effective rate of 8.896% ("Subordinated Notes"). Net proceeds from the issuance of the Subordinated Notes were used to repurchase and retire $114.5 million of the Company's Senior Notes, pay the related costs and expenses, and provide additional capital to the Bank. The costs of issuing the Subordinated Notes totalled $4.0 million. The costs associated with retiring the Senior Notes are shown as an extraordinary loss of $3.6 million, or $2.3 million after tax, in fiscal 1997. The Subordinated Notes are subordinate to all liabilities of the Company's subsidiaries, including preferred stock and deposit liabilities. The remaining portion of the Senior Notes matured and was repaid in May 1998.

11.  FINANCIAL INSTRUMENTS

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. The fair value estimates presented are based on relevant information available to management as of September 30, 1998 and 1997. Management is not aware of any factors that would significantly affect these estimated fair value amounts. Since the reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented do not represent management's estimate of the underlying value of the Company. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

     SHORT-TERM INTEREST-EARNING ASSETS. The carrying amount approximates fair value due to the short-term nature of such assets.

     SECURITIES, OTHER INVESTMENTS, AND MORTGAGE-BACKED SECURITIES. The fair values of securities, other investments, and MBS are estimated based on published bid prices or bid quotations received from securities dealers.

     LOANS. Fair values are estimated for portfolios of loans with similar characteristics and include the value of related servicing rights, if appropriate. Loans are segregated by type, by rate, and by performing and nonperforming categories. The fair values of loans held for sale are based on quoted market prices. The fair values of loans held for investment are based on contractual cash flows discounted at secondary market rates, adjusted for

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

prepayments. The fair values of loans held for investment at September 30, 1998 were determined using discount rates ranging from 6.34% to 7.55%, annual constant prepayment rates ranging from 12% to 38% for single family loans, and an annual constant prepayment rate of 6% for consumer loans. No prepayments were assumed for commerical loans due to prepayment penalties associated with these loans. For adjustable-rate commercial and consumer loans held for investment that reprice frequently, fair values are based on carrying values. The fair value of nonperforming loans is estimated using the Book Value, which is net of any related allowance for credit losses.

     FHLB STOCK. The carrying amount approximates fair value because it is redeemable at its par value.

     MORTGAGE SERVICING RIGHTS. See Note 1 for a description of the method used to value the single family servicing portfolio.

     DEPOSITS. The estimated fair value of deposits with no stated maturity, which includes demand deposits, money market, and other savings accounts, is equal to the amount payable on demand or the carrying value. Although market premiums paid for depository institutions include an additional value for these deposits, SFAS No. 107 prohibits adjusting fair value for any value expected to be derived from retaining those deposits for a future period of time or from the benefit that results from the ability to fund interest-earning assets with these deposit liabilities. The SFAS No. 107 fair value of fixed-maturity deposits is estimated using a discounted cash flow model with rates currently offered by the Company for deposits of similar remaining maturities. The SFAS No. 107 fair value of fixed maturity deposits at September 30, 1998 was determined using discount rates ranging from 2.97% to 5.05%.

     FHLB ADVANCES, REVERSE REPURCHASE AGREEMENTS, FEDERAL FUNDS PURCHASED, AND NOTES PAYABLE. Fair values are estimated based on the discounted value of contractual cash flows using rates currently available to the Company for borrowings with similar terms and remaining maturities. The fair values at September 30, 1998 were determined using discount rates ranging from 4.85% to 6.86%.

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

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                            SFAS NO. 107 FAIR VALUES

                                                      AT SEPTEMBER 30,
                                       -----------------------------------------------
                                                1998                     1997
                                       ----------------------   ----------------------
                                        CARRYING    SFAS NO.     CARRYING    SFAS NO.
                                         VALUE      107 VALUE     VALUE      107 VALUE
                                       ----------   ---------   ----------   ---------
                                                       (IN THOUSANDS)
FINANCIAL ASSETS

    Short-term interest-earning
      assets.........................  $  703,157   $ 703,157   $  470,209   $ 470,209

    Securities and other
      investments....................      91,350      91,352       77,809      77,814

    Mortgage-backed securities.......     932,058     926,852    1,569,705   1,555,209

    Loans............................  10,703,218   10,897,121   8,995,229   9,147,333

    FHLB stock.......................     242,883     242,883      205,011     205,011

    Other assets.....................     324,904     324,904      169,711     169,711

NON-FINANCIAL ASSETS

    Mortgage servicing rights........     410,868     367,487      272,214     304,024

    Other............................     256,554         N/A      207,184         N/A
                                       ----------   =========   ----------   =========
        Total assets.................  $13,664,992              $11,967,072
                                       ==========               ==========

FINANCIAL LIABILITIES

    Deposits.........................  $6,320,476   $6,345,916  $5,247,668   $5,264,137

    FHLB advances....................   4,783,294   4,790,008    3,992,344   3,986,627

    Reverse repurchase agreements and
      federal funds purchased........     811,742     811,910    1,308,600   1,308,643

    Notes payable....................     219,720     248,478      220,199     230,242

    Other liabilities................     142,940     142,940      118,702     118,702

NON-FINANCIAL LIABILITIES, MINORITY
  INTEREST, AND STOCKHOLDERS'
  EQUITY.............................   1,386,820      N/A       1,079,559         N/A
                                       ----------   =========   ----------   =========
        Total liabilities, minority
          interest, and stockholders'
          equity.....................  $13,664,992              $11,967,072
                                       ==========               ==========

OTHER FINANCIAL INSTRUMENTS FAIR VALUES

      Interest rate swaps............               $  (5,998)               $    (437)

      Interest rate caps.............                       1                      165

      Interest rate floors...........                  54,287                   11,043

      Interest rate locks............                  (2,126)                  --

      Forward delivery contracts.....                  (2,133)                    (474)

      Commitments to extend credit...                   7,787                    1,493

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company manages its exposure to changes in interest rates by entering into certain financial instruments with on and off-balance-sheet risk in the ordinary course of business. A hedge is an attempt to reduce risk by creating a relationship whereby any losses on the hedged asset or liability are expected to be offset in whole or part by gains on the hedging financial instrument. Thus, market risk resulting from a particular off-balance-sheet instrument is normally offset by other on or off-balance-sheet transactions. The Company seeks to manage credit risk by limiting the total amount of arrangements outstanding, both by counterparty and in the aggregate, by monitoring the size and maturity structure of the financial instruments, by assessing the creditworthiness of the counterparty, and by applying uniform credit standards for all activities with credit risk.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Notional principal amounts indicated in the following table do not represent the Company's exposure to credit loss, but represent the extent of the Company's involvement in particular classes of financial instruments and generally exceed the expected future cash requirements relating to the instruments. Financial instruments with off-balance-sheet risk outstanding at September 30, 1998, were scheduled to mature as follows:

                                             MATURING IN THE YEAR ENDING SEPTEMBER 30,              AT SEPTEMBER 30,
                                       ------------------------------------------------------  --------------------------
                                           1999          2000          2001       THEREAFTER       1998          1997
                                       ------------  ------------  ------------  ------------  ------------  ------------
                                                                         (IN THOUSANDS)
Interest rate swaps..................  $    166,000  $    275,500  $    --       $     35,500  $    477,000  $    261,000
Interest rate caps...................        58,000       243,000       --            --            301,000       722,000
Interest rate floors.................       802,000       958,500       596,000       942,500     3,299,000     2,578,500
Interest rate locks..................        24,450       --            --            --             24,450       --
Forward delivery contracts...........       611,412       --            --            --            611,412        96,000
Commitments to extend credit.........     1,671,640       229,165       180,893       301,308     2,383,006     1,671,973
Commitments to purchase loans........        16,004       --            --            --             16,004        21,965
                                       ------------  ------------  ------------  ------------  ------------  ------------
          Total......................  $  3,349,506  $  1,706,165  $    776,893  $  1,279,308  $  7,111,872  $  5,351,438
                                       ============  ============  ============  ============  ============  ============

     INTEREST RATE SWAPS. The Company entered into interest rate swaps in an effort to match the repricing of its liabilities with its assets. Swaps totalling $216 million were entered into during fiscal 1998. During fiscal 1997, interest rate swap contracts of $50.0 million expired.

                                                    AVERAGE    AVERAGE
                                        NOTIONAL     FIXED    FLOATING           HEDGED
                                         AMOUNT      RATE      RATE(1)            ITEM
                                       ----------   -------   ---------    ------------------
                                                       (DOLLARS IN THOUSANDS)
AT SEPTEMBER 30, 1998
Receive Floating/Pay Fixed...........  $  477,000     5.98%      5.63%     FHLB advances
AT SEPTEMBER 30, 1997
Receive Floating/Pay Fixed...........  $  261,000     6.18%      5.72%     FHLB advances

(1) Based on the one or three month London InterBank Offered Rate ("LIBOR").

     INTEREST RATE CAPS. During fiscal 1996 and 1997, interest rate caps with notional principal amounts totalling $350.0 million were entered into in an effort to hedge FHLB advances. These contracts matured during fiscal 1998. Amortizing interest rate caps were entered into in an effort to hedge certain adjustable-rate single family loans that are subject to certain limitations related to the amount that their interest rate can increase at each reset date. These amortizing caps totalled $301.0 million and $372.0 million at September 30, 1998 and 1997.

                                                                             AVERAGE
                                                NOTIONAL       INDEX        CONTRACTED
                                                 AMOUNT       RATE(1)          RATE
                                                --------      -------       ----------
                                                        (DOLLARS IN THOUSANDS)
AT SEPTEMBER 30, 1998................  buy      $301,000        5.75%          7.86%
                                       sell      301,000        5.75           8.57

AT SEPTEMBER 30, 1997................  buy       372,000        5.84           7.86
                                                 350,000        5.72           6.30
                                       sell      372,000        5.84           8.57

(1) Based on the three or six month LIBOR.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     INTEREST RATE FLOORS. Floor contracts were entered into in an effort to hedge MSRs against declines in value as a result of increased prepayments and to hedge certain fixed-rate commercial loans available for sale against declines in value due to changes in market interest rates.

                                                      AVERAGE        AVERAGE
                                        NOTIONAL       INDEX          FLOOR
                                         AMOUNT       RATE(1)         RATE             HEDGED ITEM
                                        ---------    ---------       -------       -------------------
                                                            (DOLLARS IN THOUSANDS)
AT SEPTEMBER 30, 1998................   $3,189,000      4.82%          5.50%              MSRs
                                          110,000       5.03           4.75         Commercial loans
                                                                                      held for sale

AT SEPTEMBER 30, 1997................   $2,578,500      6.27           5.69               MSRs

(1) Based on the five or ten year Constant Maturity Treasury index.

     During fiscal 1998 and 1997, $1.8 billion and $2.0 billion of floors were purchased and $250 million and $60.0 million matured. Also during fiscal 1998, $858 million of floors were sold prior to their original maturity, resulting in a gain of $3.2 million. Costs to enter the floor contracts and the gain on sale were included as components of the MSR basis. During fiscal 1998 and 1997, interest received on interest rate floor agreements totalled $5.5 million and $1.3 million. At September 30, 1998 and 1997, the unamortized deferred gain and interest received was $17.2 million and $8.4 million. The unamortized costs to enter the floor agreements were $10.7 million and $7.7 million at September 30, 1998 and 1997.

     INTEREST RATE LOCKS. During fiscal 1998, $35.2 million of interest rate lock contracts were entered into in an effort to manage the risk that a change in interest rates would decrease the value of certain commercial loans prior to their sale or commitments to originate such loans. During the year, $9.5 million of the rate locks were closed as the loans being hedged were transferred to the held for investment portfolio. The resulting $653,000 loss was deferred and included in the commercial loan basis.

     FORWARD DELIVERY CONTRACTS. Forward delivery contracts were entered into to sell single family loans and to manage the risk that a change in interest rates would decrease the value of single family loans or commitments to originate mortgage loans ("mortgage pipeline").

                                           AT SEPTEMBER 30,
                                       ------------------------
                                           1998         1997
                                       ------------  ----------
                                            (IN THOUSANDS)
FIXED-RATE FORWARD DELIVERY
  CONTRACTS..........................  $    611,412  $   96,000
                                       ============  ==========
LOANS AVAILABLE TO FILL COMMITMENTS
Single family........................  $  2,024,535  $  149,128
Mortgage pipeline (estimated)........       477,106     116,322
                                       ------------  ----------
          Total......................  $  2,501,641  $  265,450
                                       ============  ==========

     SHORT SALES. During fiscal 1998, the Company sold $139.6 million of Federal National Mortgage Association notes short in an effort to manage the risk that a change in market interest rates would decrease the value of certain single family loans prior to their sale. These loans were later sold for a gain of $1.4 million, which was recognized in current operations. Upon sale of the loans, the short positions were closed out at a loss of $701,000, which was recorded as a realized loss on trading account assets.

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

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Because commitments may expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements. Commitments to extend credit outstanding at September 30, 1998 and 1997 were $2.4 billion and $1.7 billion. Included in these commitments are $908.2 million and $373.7 million representing the undisbursed portion of loans in process and letters of credit totalling $54.6 million and $37.0 million as of September 30, 1998 and 1997.

     COMMITMENTS TO PURCHASE LOANS. The Company's outstanding commitments to purchase loans at September 30, 1998 and 1997, were $16.0 million and $22.0 million.

     RECOURSE OBLIGATIONS. The Company serviced loans totalling approximately $66.6 million and $34.2 million at September 30, 1998 and 1997, for which certain recourse obligations apply. Management believes that it has adequately provided reserves for its recourse obligations related to this servicing.

12.  EMPLOYEE BENEFITS

SAVINGS PLAN

     The Company has an employee tax-deferred savings plan available to all eligible employees, which qualifies as a 401(k) plan. The Company currently contributes fifty cents for every dollar contributed up to 2% of the participant's earnings, and dollar for dollar for contributions between 2% and 4% of the participant's earnings. The maximum employee contribution percentage is 15% of an employee's earnings, subject to Internal Revenue Service maximum contributions limitations. The Company's contributions to the plan were approximately $1.1 million, $1.1 million, and $1.5 million for fiscal 1998, 1997, and 1996.

1996 STOCK INCENTIVE PLAN

     In fiscal 1998 and 1997, the Company granted 539,700 and 490,250 options to purchase shares of its common stock to certain employees of the Bank under the Bank United 1996 Stock Incentive Plan. Compensation expense was not recognized for the stock options because the options had an exercise price equal to the fair value of the Company's common stock at the date of grant. These options will vest over three years, with 147,500 options expiring if not exercised within ten years of the date of grant and the remaining 882,450 options expiring if not exercised within five years of the date of grant. At September 30, 1998, there were 977,200 options outstanding under this plan. The maximum number of options available for grant under this plan is 1,600,000.

     In fiscal 1998, the Company's Board of Directors granted performance units to executive officers and other key officers and employees under the 1996 Stock Incentive Plan. These units, which equate to shares of the Company's common stock on a one-for-one basis, will be earned based on the achievement of certain corporate performance goals over a performance period beginning October 1, 1997, and ending September 30, 2000. Upon completion of the performance period, the Company's Compensation Committee will determine the number of units that have been earned based on the Company's performance. Cash will be distributed to the participants equal to the number of performance units multiplied by the fair value of the Company's common stock as of September 30, 2000. The maximum number of performance units is 201,000 in the aggregate. Compensation expense totalling $731,000 was recorded in fiscal 1998 relating to these units.

MANAGEMENT COMPENSATION PROGRAM

     In connection with the Company's initial public offering in August 1996 (see Note 15), the Bank's and the Company's Boards of Directors approved a management compensation program for the Bank's executive officers, other key officers and employees, and certain directors containing the following provisions: (1) a cash bonus of $4.0 million, (2) an award of 318,342 shares of Company Class B common stock (which had a fair value of $11.65 per share, and restrictions on transferability for a period of three years from issuance), and
(3) the issuance of 1,154,520 options to purchase shares of Company common stock (such options vest ratably from the date of grant through June 26, 1999, and may not be exercised prior to the third anniversary of the date of grant).

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The options will expire if not exercised within ten years of the date of the grant. Compensation expense totalling $7.8 million, $4.8 million net of tax, was recognized in fiscal 1996, for the cash bonus and the restricted stock award. Compensation expense was not recognized for the stock options because the options had an exercise price equal to the fair value of the Company's common stock at the date of grant. No further grants or compensation awards may be made or awarded under this program.

DIRECTOR STOCK COMPENSATION PLAN

     In fiscal 1996, the Company's Board of Directors approved a director stock plan for each member of the Company's Board who is not an employee. Each eligible director is granted stock options to purchase 1,000 shares of the Company's common stock when first elected to the Company's Board of Directors and following each annual stockholders' meeting thereafter. The exercise price of the options is 115% of the fair value of the Company's common stock at the date of grant. The Company granted 10,000 options under the director stock plan during fiscal 1998, 1997, and 1996. These options vest and become exercisable if and when the fair value of the Company's common stock equals or exceeds the exercise price of the option on any day during the 30-day period commencing on the first anniversary of the date of the grant. If these stock options do not vest during the this 30-day period, they will be cancelled. The options issued to directors in fiscal 1997 and 1996 became fully vested and exercisable during 1998 and 1997. Vested options will expire if not exercised within ten years of the date of grant. The maximum number of options available for grant under this plan is 250,000.

SUMMARY OF STOCK-BASED COMPENSATION

     Stock option activity was as follows:

                                                                  FOR THE YEAR ENDED SEPTEMBER 30,
                                          ---------------------------------------------------------------------------------
                                                    1998                        1997                        1996
                                          -------------------------   -------------------------   -------------------------
                                           NUMBER      WEIGHTED-       NUMBER      WEIGHTED-       NUMBER      WEIGHTED-
                                             OF         AVERAGE          OF         AVERAGE          OF         AVERAGE
                                           OPTIONS   EXERCISE PRICE    OPTIONS   EXERCISE PRICE    OPTIONS   EXERCISE PRICE
                                          ---------  --------------   ---------  --------------   ---------  --------------
Outstanding at beginning of year........  1,653,020      $24.49       1,164,520      $20.15          --          $--
    Granted.............................    549,700       44.67         500,250       34.72       1,164,520       20.15
    Exercised...........................     (1,500)      38.06          --          --              --          --
    Forfeited...........................    (39,500)      35.28         (11,750)      30.92          --          --
    Expired.............................     --          --              --          --              --          --
                                          ---------  --------------   ---------  --------------   ---------  --------------
Outstanding at end of year..............  2,161,720      $29.41       1,653,020      $24.49       1,164,520      $20.15
                                          =========  ==============   =========  ==============   =========  ==============
Vested at end of year...................    828,096      $20.67         417,819      $20.23          --          $--
                                          =========  ==============   =========  ==============   =========  ==============

     The weighted-average grant date fair value of stock options granted during fiscal 1998, 1997, and 1996, was $14.86, $11.31, and $6.46. The fair value of each stock option was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1997, and 1996: estimated volatility of 35.80%, 27.78%, and 27.00%; risk-free interest rate of 5.50%, 6.75%, and 6.55%; dividend yield of 1.40%, 1.68%, and 3.00%; and an expected life of 5.1 years for the options issued in fiscal 1998,
6.6 years for the options issued in fiscal 1997, and 10.0 years for the options issued in fiscal 1996.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Stock options outstanding and exercisable, by range of exercise price, were as follows:

                                                                                             OPTIONS EXERCISABLE AT
                                             OPTIONS OUTSTANDING AT SEPTEMBER 30, 1998         SEPTEMBER 30, 1998
                                          -----------------------------------------------   -------------------------
                                            NUMBER      WEIGHTED-       WEIGHTED-AVERAGE    NUMBER       WEIGHTED-
                RANGE OF                      OF         AVERAGE           REMAINING          OF          AVERAGE
            EXERCISE PRICES                OPTIONS    EXERCISE PRICE    CONTRACTUAL LIFE    OPTIONS   EXERCISE PRICE
              ------------                ----------  --------------   ------------------   -------   ---------------
$20.00-$25.00...........................   1,163,520      $20.15              7.75 year      9,000        $ 23.00
$25.01-$30.00...........................     128,500       26.85              3.13           3,500          27.02
$35.01-$40.00...........................     326,750       38.00              3.45          20,000          37.18
$40.01-$45.00...........................     519,450       44.37              4.83            --          --
$45.01-$50.00...........................      13,500       49.14              4.51            --          --
$55.01-$60.00...........................      10,000       56.35              9.47            --          --
                                          ----------  --------------         -----          -------   ---------------
                                           2,161,720      $29.41              6.11          32,500        $ 32.16
                                          ==========  ==============         =====          =======   ===============

     The Company accounts for its stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, no compensation expense is recognized for stock options when the exercise price equals fair value at the date of grant. If compensation expense had been recorded in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been $111.5 million, $73.5 million, and $118.3 million and diluted EPS would have been $3.45, $2.31, and $3.85 for fiscal 1998, 1997, and 1996.

13.  INCOME TAXES

                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------
                                          1998       1997        1996
                                       ----------  ---------  -----------
                                                 (IN THOUSANDS)
CURRENT TAX EXPENSE
     Federal and state...............  $    7,216  $   6,091  $     6,109
     Payments due in lieu of taxes...       6,483     12,344       11,528
DEFERRED TAX EXPENSE (BENEFIT)
     Federal and state...............      39,523     42,251       10,298
     Change in valuation
       allowance -- utilization and
       reduction of NOLs.............     (27,500)    --         (103,700)
                                       ----------  ---------  -----------
          Total income tax expense
            (benefit) before
            extraordinary loss.......  $   25,722  $  60,686  $   (75,765)
                                       ==========  =========  ===========

     During fiscal 1998, the Company successfully resolved an outstanding tax benefit lawsuit with the Federal Deposit Insurance Corporation ("FDIC") as manager of the FSLIC Resolution Fund ("FRF"), which resulted in a positive income tax adjustment of approximately $6.0 million. Additionally, the Company recognized a positive income tax adjustment of $27.5 million resulting from the anticipated use of additional net operating losses ("NOLs") against future taxable income.

     In connection with the Company's initial public offering in August 1996, the Parent Company's certificate of incorporation and bylaws were restated with the intent to preserve certain beneficial tax attributes limiting the disposition of certain common stock and other interests in the Parent Company by certain of its stockholders. The preservation of these tax attributes allowed the recognition of tax benefits of $85.2 million by the Bank in fiscal 1996, for the expected utilization of $365 million of NOLs against future taxable income. Also in fiscal 1996, the Parent Company and the Bank entered into a tax-sharing agreement resulting in the recognition of a tax benefit of

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
$16.5 million by the Parent Company for the expected utilization of its NOLs by the Bank. Tax NOLs outstanding at September 30, 1998, were as follows:

                                                       ALTERNATIVE    EXPIRATION
           YEAR GENERATED               REGULAR TAX    MINIMUM TAX       DATE
-------------------------------------   -----------    -----------    ----------
                                                     (IN MILLIONS)
September 30, 1989...................      $  69          $  --          2004
September 30, 1990...................        296             83          2005
September 30, 1991...................        119             56          2006
September 30, 1992...................         33              7          2007
September 30, 1994...................          7             --          2009

     The Parent Company and its subsidiaries are subject to regular income tax and alternative minimum tax ("AMT"). For fiscal 1998, 1997, and 1996, the current federal tax expense was the result of AMT. Even though the Parent Company and the Bank have AMT net operating loss carryforwards, utilization of AMT NOLs is limited to 90% of alternative minimum taxable income.

     Income tax and related payments differ from the amount computed by applying the federal income tax statutory rate on income as follows:

                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------
                                          1998       1997        1996
                                       ----------  ---------  -----------
                                                 (IN THOUSANDS)
TAXES, CALCULATED BEFORE
  EXTRAORDINARY LOSS.................  $   55,424  $  55,242  $    23,743
INCREASE (DECREASE) FROM
     Reduction in valuation allowance
       for the utilization and
       reduction of NOLs.............     (27,500)    --         (103,700)
     State income tax -- current.....       3,949      3,791        3,097
     Tax benefit lawsuit
       resolution....................      (6,020)    --          --
     Other...........................        (131)     1,653        1,095
                                       ----------  ---------  -----------
          Income tax expense
            (benefit)................  $   25,722  $  60,686  $   (75,765)
                                       ==========  =========  ===========

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The deferred tax assets and liabilities outstanding at September 30, 1998 and 1997, were as follows:

                                          AT SEPTEMBER 30,
                                       ----------------------
                                          1998        1997
                                       ----------  ----------
                                           (IN THOUSANDS)
DEFERRED TAX ASSETS
     Net operating losses............  $  122,453  $  169,492
     Tax mark to market..............      12,658       5,209
     AMT credit......................      10,033       6,464
     Purchase accounting.............       3,393       5,391
     Depreciation -- premises and
      equipment......................       3,327       3,340
     Real estate mortgage investment
      conduits.......................       2,696       3,006
     Other...........................      21,893      13,291
                                       ----------  ----------
          Total deferred tax
            assets...................     176,453     206,193
                                       ----------  ----------
DEFERRED TAX LIABILITIES
     Originated mortgage servicing
      rights.........................      31,121      24,229
     FHLB stock......................      19,935      16,159
     Bad debt reserve................       3,694      10,931
     Other...........................       8,122       6,438
                                       ----------  ----------
          Total deferred tax
            liabilities..............      62,872      57,757
                                       ----------  ----------
     Net deferred tax asset before
      valuation allowance............     113,581     148,436
     Valuation allowance.............      --         (27,500)
                                       ----------  ----------
          Net deferred tax assets....  $  113,581  $  120,936
                                       ==========  ==========

     As of September 30, 1998, future taxable income of $487 million would fully utilize the net deferred tax assets.

     The Bank is permitted to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. In prior years, this addition differs from the provision for credit losses for financial reporting purposes. Due to legislation enacted in fiscal 1996, the Bank's post-1987 tax bad debt reserve, is being recaptured over a six-taxable-year period. At September 30, 1998, the Bank had approximately $60 million of post-1987 tax bad debt reserves remaining. There will be no financial statement impact from this recapture because a deferred tax liability has already been provided on the Bank's post-1987 tax bad debt reserves. The current tax liability resulting from recapture of these reserves will be reduced by NOLs available to offset this income.

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

     Concurrent with the Bank's incorporation in December 1988, the Parent Company, the Bank, and certain related entities entered into an agreement with the Federal Savings and Loan Insurance Corporation ("FSLIC") providing financial assistance to the Bank, among other things, (the "Assistance Agreement"). In December 1993, the Assistance Agreement was terminated. As part of the termination, the Bank agreed to pay the FRF one-third of certain tax benefits that are utilized by the Bank through September 30, 2003. Amounts reflected as

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

payments due in lieu of taxes are based on estimated tax benefits utilized by the Bank and may vary from amounts paid due to the actual utilization of tax benefits reported in the federal income tax return.

14.  REGULATORY MATTERS

     The Bank is subject to regulatory capital requirements of the Office of Thrift Supervision ("OTS"). Any savings association that fails these capital requirements is subject to enforcement actions by the OTS, which could have a material effect on its financial statements. To meet the capital adequacy requirements, the Bank must maintain minimum amounts and ratios of tangible capital, core capital, and total risk-based capital. As of September 30, 1998 and 1997, the Bank met all capital adequacy requirements.

     As of September 30, 1998 and 1997, the most recent notification from the OTS categorized the Bank as well-capitalized, the highest of five tiers under the prompt corrective action provisions. To be categorized as well-capitalized, the Bank must maintain minimum amounts and ratios of core capital, tier 1 capital, and total risk-based capital. There have been no conditions or events since September 30, 1998, that management believes would change the institution's category.

     The following tables show the Bank's compliance with the regulatory capital requirements:

                                                                            AT SEPTEMBER 30,
                                                    -----------------------------------------------------------------
                                                                              CAPITAL ADEQUACY     WELL-CAPITALIZED
                                                            ACTUAL              REQUIREMENTS         REQUIREMENTS
                                                    ----------------------    -----------------  --------------------
                                                      RATIO      AMOUNT       RATIO    AMOUNT      RATIO     AMOUNT
                                                    ---------  -----------    -----   ---------  ---------  ---------
                                                                         (DOLLARS IN THOUSANDS)
1998
Stockholders' equity of the Bank..................             $ 1,059,287
    Add:  Net unrealized losses...................                   1,454
    Less: Intangible assets of the Bank...........                 (56,144)
          Non-qualifying deferred tax assets......                 (18,387)
          Non-qualifying MSRs.....................                 (76,594)
                                                               -----------
TANGIBLE CAPITAL..................................       6.75%     909,616    1.50 %  $ 202,268     --         --
    Add:  Core deposit intangibles................                   3,498
                                                               -----------
CORE CAPITAL......................................       6.77% $   913,114    3.00 %    404,641       5.00% $ 674,401
                                                               ===========
TIER 1 CAPITAL....................................       9.97% $   913,114     --        --           6.00%   549,477
    Add:  Allowance for loan and MBS credit
            losses................................                  47,076
                                                               -----------
TOTAL RISK-BASED CAPITAL..........................      10.48% $   960,190    8.00 %    732,636      10.00%   915,794
                                                               ===========

1997
Stockholders' equity of the Bank..................             $   981,466
    Less: Net unrealized gains....................                  (6,326)
          Intangible assets of the Bank...........                  (9,757)
          Non-qualifying deferred tax assets......                 (40,484)
          Non-qualifying MSRs.....................                  (7,880)
                                                               -----------
TANGIBLE CAPITAL..................................       7.72%     917,019    1.50 %  $ 178,143     --         --
    Add:  Core deposit intangibles................                   6,043
                                                               -----------
CORE CAPITAL......................................       7.77% $   923,062    3.00 %    356,468       5.00% $ 594,114
                                                               ===========
TIER 1 CAPITAL....................................      12.65% $   923,062     --        --           6.00%   437,963
    Add:  Allowance for loan and MBS credit
            losses................................                  39,227
                                                               -----------
TOTAL RISK-BASED CAPITAL..........................      13.18% $   962,289    8.00 %    583,951      10.00%   729,939
                                                               ===========

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Bank meets its capital adequacy requirements. OTS regulations generally allow dividends to be paid without prior OTS approval provided that the level of regulatory capital, following the payment of such dividends, meets the capital adequacy requirements. At September 30, 1998, there was an aggregate of approximately $235.8 million available for the payment of dividends under these requirements.

     The Bank's net income and stockholders' equity figures, as presented in the Consolidated Statements of Financial Condition and Operations in the Bank's Annual Report on Form 10-K, agree with the information included in the Bank's Thrift Financial Report filed with the OTS as of September 30, 1998.

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

     Chief Judge Loren Smith of the United States Court of Federal Claims transferred all WINSTAR-related cases to his own docket and entered an Omnibus Case Management Order governing proceedings in such cases, including the Company's case. Under the Omnibus Case Management Order, Chief Judge Smith serves as the "Managing Judge" for all WINSTAR-related cases and may assign other judges of the United States Court of Federal Claims to resolve pre-trial discovery disputes and common legal issues and to conduct trials. The damage trial of one of the three WINSTAR cases has been completed, and the other two cases have been settled. Trials in the remaining cases subject to the Omnibus Case Management Plan are scheduled to begin in December 1998. The Company's case is one of thirteen cases that "shall be accorded priority in the scheduling" of the damages trials under the Omnibus Case Management Order and the Company's case is currently set to begin on February 1, 1999.

     In December 1996, Chief Judge Smith decided the motion IN LIMINE on damage theories of Glendale Federal, one of four WINSTAR plaintiffs, and allowed Glendale Federal to assert several alternative damage theories against the Government including claims for lost profits. While Plaintiffs' damage model currently projects an ultimate damage claim in excess of $560 million, the Company is unable to predict the outcome of Plaintiffs' suit against the United States and the amount of judgment for damages, if any, that may be awarded. Plantiffs expect that the Government may argue that no breach by the Government has occurred and that damages to Plaintiffs, in any event, would approach zero. The Company, on November 27, 1996, moved for partial summary judgment on

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

liability, and the Government opposed the motion. The Government, on December 8, 1998, moved for partial summary judgment on the issue of lost profits, seeking a ruling from the Court that Plaintiffs are not entitled to recover lost profits. Lost profits constitute the largest portion of Plaintiffs total damage claim. Plaintiffs have opposed the Government's motion.

     Despite the current trial setting of February 1, 1998, for Plaintiffs case, uncertainties remain concerning the administration of the Omnibus Case Management Order and the future course of the Company's lawsuit pursuant to the Omnibus Case Management Order. Accordingly, the Company cannot predict the timing of any resolution of its claims and now expects the trial of its case to commence during the second or third quarters of fiscal 1999. The Company is unable to predict the outcome of its suit against the United States and the amount of judgment for damages, if any, that may be awarded. Consequently, no assurances can be given as to the results of this suit.

     The Company and the other Plaintiffs participated with the Government in a non-binding alternative dispute resolution ("ADR") process that culminated in a settlement conference on October 19, 1998. The Company had not changed its assessment of the merits of its claims and agreed to participate in the ADR process solely in an effort to resolve its claims on favorable terms without the expense and uncertainty of a trial. No settlement was reached, and the Company is preparing to try the case on the original trial schedule.

     The Parent Company and the Bank have entered into an agreement with Hyperion Partners L.P. acknowledging the relative value, as among the parties, of their claims in the pending litigation. The agreement confirms that the Parent Company and the Bank are entitled to receive 85% of the amount, if any, recovered as a result of any settlement of or a judgment on such claims, and that Hyperion Partners L.P. is entitled to receive 15% of such amount. The agreement was approved by the disinterested directors of the Company. Plaintiffs will continue to cooperate in good faith and will use their best efforts to maximize the total amount, if any, that they may recover.

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

15.  MINORITY INTEREST AND STOCKHOLDERS' EQUITY

MINORITY INTEREST

     The Bank is authorized to issue a total of 10,000,000 shares of preferred stock. In fiscal 1995, the Bank publicly issued 4,000,000 shares, $25 liquidation preference per share, of 9.60% noncumulative preferred stock (par value $0.01) (the "Preferred Stock, Series B"). In fiscal 1993, the Bank publicly issued 3,420,000 shares, $25 liquidation preference per share, of 10.12% noncumulative preferred stock (par value $0.01) (the "Preferred Stock, Series A"). These shares are not owned by the Company.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

WARRANT

     Concurrent with the execution of the Assistance Agreement, the Bank issued a warrant, which entitled the FDIC to purchase 158,823 shares of the Bank's common stock for an exercise price of $0.01 per share. In August 1996, the FDIC surrendered a portion of this warrant for a cash payment of $6.1 million and exercised the remainder of this warrant. The FDIC immediately exchanged the shares of common stock of the Bank it received for 1,503,560 shares of common stock of the Company. The FDIC sold all of the 1,503,560 shares of common stock of the Company in the offering discussed below.

     In connection with the termination of the Assistance Agreement, the Bank agreed to make payments to the FDIC in lieu of dividends on the common stock of the Bank from December 1993 through August 1996, when the warrant was no longer outstanding.

CAPITAL STOCK

     In August 1996, the Company filed a registration statement with the Securities and Exchange Commission and 12,075,000 shares of the Company Class A common stock were sold to the public. The Company sold 910,694 shares and certain stockholders sold 11,164,306 shares. The net proceeds to the Company from this offering of $14.0 million were contributed to the capital of the Bank in the first quarter of fiscal 1997, for general corporate purposes.

     The authorized stock of the Company consists of the following (par value $0.01): Class A common stock (voting) -- 40,000,000 shares, Class B common stock (nonvoting) -- 40,000,000 shares, and preferred stock -- 10,000,000 shares. Class B common stock may be converted to Class A common stock subject to certain restrictions.

TREASURY STOCK

     During August 1998, the Company's Board of Directors authorized the repurchase of up to $50 million of the Company's common stock. The purchases will be made in the open market or in privately negotiated transactions at prevailing market prices. The timing and volume of purchases under the program will depend on market conditions. As of September 30, 1998, the Company had repurchased 14,200 shares under this new program.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

EARNINGS PER COMMON SHARE

     The dilutive effect of the Bank warrant has been considered in computing EPS for periods prior to its redemption in August 1996. Average shares and per share results for fiscal 1996 were restated for an 1,800-to-one stock conversion in June 1996.

                                       FOR THE YEAR ENDED SEPTEMBER 30,
                                       ---------------------------------
                                          1998       1997        1996
                                       ----------  ---------  ----------
                                        (IN THOUSANDS, EXCEPT PER SHARE
                                                     DATA)
INCOME
Net income applicable to basic EPS
  before extraordinary loss..........  $  114,378  $  78,894  $  118,935
Less: Bank's net income attributable
  to common stock equivalents on its
  warrant............................      --         --           5,608
                                       ----------  ---------  ----------
Net income applicable to diluted EPS
  before extraordinary loss..........     114,378     78,894     113,327
Extraordinary loss...................      --          2,323      --
                                       ----------  ---------  ----------
Net income applicable to diluted
  EPS................................  $  114,378  $  76,571  $  113,327
                                       ==========  =========  ==========
SHARES
Average common shares outstanding....      31,595     31,596      29,260
Potential dilutive common shares from
  options............................         742        285          27
                                       ----------  ---------  ----------
Average common shares and equivalents
  outstanding........................      32,337     31,881      29,287
                                       ==========  =========  ==========
BASIC
Income before extraordinary loss.....  $     3.62  $    2.49  $     4.06
Extraordinary loss...................      --           0.07      --
                                       ----------  ---------  ----------
Net income...........................  $     3.62  $    2.42  $     4.06
                                       ==========  =========  ==========
DILUTED
Income before extraordinary loss.....  $     3.54  $    2.47  $     3.87
Extraordinary loss...................      --           0.07      --
                                       ----------  ---------  ----------
Net income...........................  $     3.54  $    2.40  $     3.87
                                       ==========  =========  ==========

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

16.  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     The Bank is involved in legal proceedings occurring in the ordinary course of business that management believes, after consultation with legal counsel, are not, in the aggregate, material to the financial condition, results of operations, or liquidity of the Bank or the Company.

FACILITIES OPERATIONS

     Total data processing and rental expense for fiscal 1998, 1997, and 1996, after consideration of certain credits and rental income, was $16.1 million, $20.7 million, and $22.4 million. Future minimum commitments on data processing agreements and significant operating leases in effect at September 30, 1998, were as follows:

            YEARS ENDING
            SEPTEMBER 30,                   AMOUNT
-------------------------------------   --------------
                                        (IN THOUSANDS)
   1999..............................      $ 17,673
   2000..............................        10,287
   2001..............................         9,762
   2002..............................         9,204
   2003..............................         8,471
   Thereafter........................        35,088

17.  FINANCIAL HIGHLIGHTS BY PRINCIPAL BUSINESS OPERATION

     The Company conducts its business through the Commercial Banking, Financial Markets, and Community Banking Groups, which comprise the Banking Segment, and the Mortgage Servicing Segment. Summarized financial information by business segment and for the Parent Company and Holdings for the periods indicated, was as follows:

                                                              FOR THE YEAR ENDED SEPTEMBER 30,
                                          -------------------------------------------------------------------------
                                                                           PARENT
                                                           MORTGAGE       COMPANY
                                             BANKING     SERVICING(1)   AND HOLDINGS   ELIMINATIONS     COMBINED
                                          -------------  ------------   ------------   ------------   -------------
                                                                       (IN THOUSANDS)
1998
Revenues................................  $     335,689    $ 50,886       $ 22,450      $  (42,007)   $     367,018
Income before income taxes, minority
  interest, and extraordinary loss......        163,415      16,070         20,875         (42,007)         158,353
Depreciation and amortization of
  intangibles...........................         13,513         591            401         --                14,505
Capital expenditures....................         25,380         938         --             --                26,318
Average identifiable assets.............     12,247,264     484,865        865,779        (837,511)      12,760,397
Servicing (expense) revenue on Banking
  Segment's loans.......................         (9,063)      9,063         --             --              --

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                              FOR THE YEAR ENDED SEPTEMBER 30,
                                          -------------------------------------------------------------------------
                                                                           PARENT
                                                           MORTGAGE       COMPANY
                                             BANKING     SERVICING(1)   AND HOLDINGS   ELIMINATIONS     COMBINED
                                          -------------  ------------   ------------   ------------   -------------
                                                                       (IN THOUSANDS)
1997
Revenues................................  $     301,327   $    60,159     $  4,628      $  (18,038)   $     348,076
Income before income taxes, minority
  interest, and extraordinary loss......        154,967        19,087        1,817         (18,038)         157,833
Depreciation and amortization of
  intangibles...........................          9,084         1,446          902         --                11,432
Capital expenditures....................         16,080           412       --             --                16,492
Average identifiable assets.............     10,742,500       423,589      680,156        (743,100)      11,103,145
Loan transfers to (from)................        200,133      (200,133)      --             --              --
Interest income (expense) on single
  family loan balances..................          5,104        (5,104)      --             --              --
Servicing (expense) revenue on Banking
  Segment's loans.......................         (7,008)        7,008       --             --              --

1996
Revenues................................  $     248,814   $    85,206     $ 98,714      $ (109,011)   $     323,723
Income (loss) before income taxes,
  minority interest, and extraordinary
  loss..................................         82,449        (3,120)      97,518        (109,011)          67,836
Depreciation and amortization of
  intangibles...........................          9,060         5,200        1,000         --                15,260
Capital expenditures....................          8,951           443       --             --                 9,394
Average identifiable assets.............     10,947,844       640,780      633,473        (992,666)      11,229,431
Loan transfers to (from)................        818,563      (818,563)      --             --              --
Interest income (expense) on single
  family loan balances..................         21,878       (21,878)      --             --              --
Servicing (expense) revenue on Banking
  Segment's loans.......................         (9,461)        9,461       --             --              --

------------

(1) Included activity associated with the Company's mortgage origination business prior to the sale of certain retail and wholesale mortgage origination offices effective February 1, 1997, and the related gain on the disposition of those offices. Revenues for the Mortgage Servicing Segment for fiscal 1997 included $18.6 million related to the mortgage origination business. Income before income taxes, minority interest, and extraordinary loss for the same period included $2.6 million related to the mortgage origination business.

     Revenues were comprised of net interest income (before the provision for credit losses), non-interest income and dividends received from the Bank and Holdings. Interest costs incurred by the Parent Company and Holdings were deducted from its revenues since they related to long-term debt and were not directly related to a specific segment. Non-interest expenses of the Bank were fully allocated to each segment of the Bank. Non-interest expenses incurred by support departments that were directly related to a segment were charged to that segment. General corporate overhead expenses not specifically identified to an individual segment, but necessary for the maintenance of the Bank as a going concern, were also allocated to the two segments. Parent Company and Holdings expenses were not allocated to the Bank's business segments. The elimination amounts were for dividends received by the Parent Company and Holdings from the Bank and single family loans funded by the Banking Segment.

     For segment reporting purposes, the value of servicing related to loans purchased from third parties by the Banking Segment was segregated from the original loan basis and was allocated to the Mortgage Servicing Segment. The amortization of this capitalized amount approximated $890,000 for the four months ended January 31, 1997, and $2.3 million for fiscal 1996.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     For loans transferred from the Mortgage Servicing Segment to the Banking Segment, the difference, if any, between the Banking Segment's "purchase price" and the actual Book Value of the loans was retained by the Mortgage Servicing Segment at the time of transfer. The amount retained was amortized to operations of the Mortgage Servicing Segment and approximated $1.9 million for the four months ended January 31, 1997, and $1.9 million for fiscal 1996.

MORTGAGE BANKING RESTRUCTURINGS AND SALE OF OFFICES

     In fiscal 1996, the Company recorded a restructuring charge of $10.7 million before tax, to recognize the costs of closing or consolidating certain mortgage origination offices and several regional operation centers and recorded $1.8 million of other expenses related to its mortgage origination business.

     In fiscal 1997, the Company sold certain of its mortgage origination offices. In connection with this sale, the remaining offices were restructured or closed. The net gain on the sale of these offices, reduced by additional restructuring costs, was $4.7 million before tax, $2.9 million after tax, or $0.09 per share. At September 30, 1998, the unpaid liability relating to the sale, the two restructurings, and the branch closures was estimated to be $1.4 million, and is expected to be paid in full by the end of fiscal 1999. The Company has maintained its mortgage servicing business, its retail mortgage origination capability in Texas through its community banking branches, and its wholesale and other mortgage origination capabilities through its Financial Markets Group.

     Activity associated with the Company's mortgage origination business prior to its sale and the costs associated with restructuring or closing of the remaining offices have been included with the Mortgage Servicing Segment activity for fiscal 1997. The wholesale mortgage origination offices and other mortgage origination activities that were retained have been integrated into the existing Financial Markets Group and, therefore, the Banking Segment, as of the same date. Prior period segment information has not been restated.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table represents summarized data for each of the quarters in fiscal 1998 and 1997.

                                                          1998                                        1997
                                       ------------------------------------------  ------------------------------------------
                                        FOURTH      THIRD     SECOND      FIRST     FOURTH      THIRD     SECOND      FIRST
                                        QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                             (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Interest income......................  $ 227,805  $ 228,360  $ 223,216  $ 219,365  $ 210,774  $ 202,903  $ 197,928  $ 199,103
Interest expense.....................    156,313    153,173    151,835    151,344    145,039    136,283    131,424    133,318
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Net interest income..............     71,492     75,187     71,381     68,021     65,735     66,620     66,504     65,785
Provision for credit losses..........      3,346      1,814     11,524      3,439      3,463      3,425      4,305      6,914
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net interest income after provision
  for credit losses..................     68,146     73,373     59,857     64,582     62,272     63,195     62,199     58,871
Non-interest income..................     26,827     22,653     14,858     16,599     17,130     17,314     23,831     25,157
Non-interest expense.................     49,759     50,536     47,057     41,190     39,726     41,257     42,584     48,569
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income before income taxes, minority
  interest, and extraordinary loss...     45,214     45,490     27,658     39,991     39,676     39,252     43,446     35,459
Income tax expense (benefit).........     16,917     17,014    (23,207)    14,998     15,187     15,086     16,780     13,633
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income before minority interest and
  extraordinary loss.................     28,297     28,476     50,865     24,993     24,489     24,166     26,666     21,826
Minority interest -- subsidiary
  preferred stock dividends..........      4,564      4,563      4,563      4,563      4,564      4,563      4,563      4,563
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income before extraordinary loss.....     23,733     23,913     46,302     20,430     19,925     19,603     22,103     17,263
Extraordinary loss...................     --         --         --         --         --          2,323     --         --
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Net income.......................  $  23,733  $  23,913  $  46,302  $  20,430  $  19,925  $  17,280  $  22,103  $  17,263
                                       =========  =========  =========  =========  =========  =========  =========  =========

Earnings per common share
    Basic............................  $    0.75  $    0.76  $    1.47  $    0.65  $    0.63  $    0.55  $    0.70  $    0.55
    Diluted..........................       0.74       0.74       1.43       0.63       0.62       0.54       0.69       0.54

Average common shares outstanding....     31,595     31,596     31,596     31,596     31,596     31,596     31,596     31,596
Average common shares and equivalents
  outstanding........................     32,252     32,442     32,317     32,325     32,168     32,081     31,960     31,820

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

19.  CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

                                 PARENT COMPANY
                  CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                          AT SEPTEMBER 30,
                                       ----------------------
                                          1998        1997
                                       ----------  ----------
ASSETS
Cash and cash equivalents............  $    3,144  $    1,789
Investment in subsidiaries...........     877,357     798,174
Intangible assets....................       3,447       3,848
Deferred tax asset...................      26,755      22,589
Other assets.........................       2,200          70
                                       ----------  ----------
TOTAL ASSETS.........................  $  912,903  $  826,470
                                       ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Notes payable........................  $  219,720  $  219,699
Other liabilities....................       8,771       8,292
                                       ----------  ----------
          Total liabilities..........     228,491     227,991
                                       ----------  ----------
STOCKHOLDERS' EQUITY
Common stock.........................         316         316
Paid-in capital......................     129,343     129,286
Retained earnings....................     556,708     462,551
Accumulated other comprehensive
  income --unrealized gains (losses)
  on subsidiary's securities
  available for sale, net of tax.....      (1,454)      6,326
Treasury stock, at cost..............        (501)     --
                                       ----------  ----------
          Total stockholders'
           equity....................     684,412     598,479
                                       ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY.............................  $  912,903  $  826,470
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

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                 PARENT COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                       FOR THE YEAR ENDED SEPTEMBER 30,
                                       ---------------------------------
                                          1998       1997        1996
                                       ----------  ---------  ----------
INCOME
Dividends from subsidiary............  $   41,355  $  17,993  $  109,011
Other................................      --         --              56
                                       ----------  ---------  ----------
          Total income...............      41,355     17,993     109,067
                                       ----------  ---------  ----------
EXPENSE
Interest expense -- notes payable....      19,546      9,731      10,353
Amortization of intangibles..........         401        426       1,000
Other................................       1,126      1,892         196
                                       ----------  ---------  ----------
          Total expense..............      21,073     12,049      11,549
                                       ----------  ---------  ----------
INCOME BEFORE UNDISTRIBUTED INCOME OF
  SUBSIDIARY AND INCOME TAXES........      20,282      5,944      97,518
Equity in undistributed income of
  subsidiary.........................      86,213     65,955         519
                                       ----------  ---------  ----------
INCOME BEFORE INCOME TAXES...........     106,495     71,899      98,037
Income tax benefit...................      (7,883)    (4,672)    (20,898)
                                       ----------  ---------  ----------
NET INCOME...........................  $  114,378  $  76,571  $  118,935
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

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                 PARENT COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------
                                          1998        1997        1996
                                       ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...........................  $  114,378  $   76,571  $  118,935
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Equity in undistributed income
       of subsidiary.................     (86,213)    (65,955)       (519)
     Deferred tax benefit............      (4,166)     (3,062)    (19,527)
     Amortization of intangibles.....         422         434       1,000
     Change in other assets..........      (2,130)      5,206      (4,486)
     Change in other liabilities.....         479      (5,246)      3,590
     Management Restricted Stock
       award.........................      --          --           3,709
                                       ----------  ----------  ----------
          Net cash provided by
            operating activities.....      22,770       7,948     102,702
                                       ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in securities
       purchased under agreements to
       resell........................      --          --           2,121
     Capital contributions to
       subsidiary....................        (750)   (108,434)     --
                                       ----------  ----------  ----------
          Net cash (used) provided by
            investing activities.....        (750)   (108,434)      2,121
                                       ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common
       stock.........................      --          --          13,966
     Repayment of Senior Notes.......      --        (114,500)     --
     Proceeds from issuance of
       Subordinated Notes............      --         219,691      --
     Payment of issuance costs of
       Subordinated Notes............      --          (4,012)     --
     Payment of common stock
       dividends.....................     (20,221)    (17,694)   (100,000)
     Stock repurchased...............        (501)     --          --
     Stock options exercised.........          57      --          --
                                       ----------  ----------  ----------
          Net cash provided (used) by
            financing activities.....     (20,665)     83,485     (86,034)
                                       ----------  ----------  ----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS...................       1,355     (17,001)     18,789
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR..................       1,789      18,790           1
                                       ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR...............................  $    3,144  $    1,789  $   18,790
                                       ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash paid for interest.............      19,200       9,436      10,409
NONCASH INVESTING ACTIVITIES
  Net transfer of investment in Bank
     and Senior Notes to Holdings....      --         525,751      --
  Capital contributed to Holdings....      --         121,186      --

     These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto.