Form 10-Q
period 1998-12-31
BANK UNITED CORP
filed 1999-02-12
CIK 906420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 1998.

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

                                Yes [X]     No [ ]

      Number of shares outstanding of the registrant's $0.01 par value common stock as of February 10, 1999 were as follows:

                 TITLE OF EACH CLASS                  NUMBER OF SHARES
              -------------------------             --------------------
                    Class A                              28,321,576
                    Class B                               3,241,320

                              BANK UNITED CORP.
                                    INDEX

                                                                          PAGE

PART I.   FINANCIAL INFORMATION

   Item 1. Condensed Financial Statements....................................1

           Consolidated Statements of Financial Condition -
           December 31, 1998 and September 30, 1998..........................1

           Consolidated Statements of Operations -
           For the Three Months Ended December 31, 1998 and 1997.............2

           Consolidated Statements of Stockholders' Equity -
           For the Three Months Ended December 31, 1998 and 1997.............3

           Consolidated Statements of Cash Flows -
           For the Three Months Ended December 31, 1998 and 1997.............4

           Notes to Consolidated Financial Statements........................5

           Independent Accountants' Report.................................. 7

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................ 8

   Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 14

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings............................................... 15

   Item 2. Changes in Securities and Use of Proceeds........................15

   Item 3. Defaults Upon Senior Securities..................................15

   Item 4. Submission of Matters to a Vote of Security Holders..............15

   Item 5. Other Information................................................15

   Item 6. Exhibits and Reports on Form 8-K.................................15

   Signatures...............................................................16

                        PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED FINANCIAL STATEMENTS

                              BANK UNITED CORP.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (IN THOUSANDS)

                                                        DECEMBER 31,   SEPTEMBER 30,
                                                            1998           1998
                                                       -------------  ---------------
                                                         (UNAUDITED)
ASSETS
Cash and cash equivalents ..........................   $    321,989    $    228,674
Securities purchased under agreements to resell and
  federal funds sold ...............................        185,850         474,483
Securities and other investments ...................         89,163          91,350
Mortgage-backed securities
     Held to maturity, at amortized cost (fair value
       of $404.4 million in 1999 and $438.7
       million in 1998) ............................        408,302         443,886
     Available for sale, at fair value .............        763,768         488,172
Loans
     Held for investment (net of allowances for
       credit losses of $52.2 million in 1999
       and $47.0 million in 1998) ..................      9,875,703       8,566,712
     Held for sale .................................      1,924,766       2,237,032
Federal Home Loan Bank stock .......................        298,893         242,883
Mortgage servicing rights ..........................        417,235         410,868
Deferred tax asset .................................        103,350         113,581
Premises and equipment .............................         67,675          59,889
Intangible assets ..................................         58,253          59,591
Real estate owned ..................................         26,669          18,790
Other assets .......................................        281,945         229,081
                                                       ------------    ------------
TOTAL ASSETS .......................................   $ 14,823,561    $ 13,664,992
                                                       ============    ============
LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS'
   EQUITY
LIABILITIES
Deposits ...........................................   $  6,304,183    $  6,320,476
Federal Home Loan Bank advances ....................      5,888,294       4,783,294
Securities sold under agreements to repurchase and
  federal funds purchased ..........................        752,356         811,742
Notes payable ......................................        219,726         219,720
Mortgage loan principal and interest due investors .        359,618         207,626
Advances from  borrowers for taxes and insurance ...        207,459         270,135
Other liabilities ..................................        200,312         182,087
                                                       ------------    ------------
          Total liabilities ........................     13,931,948      12,795,080
                                                       ------------    ------------
MINORITY INTEREST
Preferred stock issued by consolidated subsidiary ..        185,500         185,500
                                                       ------------    ------------
STOCKHOLDERS' EQUITY
Common stock .......................................            316             316
Paid-in capital ....................................        129,343         129,343
Retained earnings ..................................        579,028         556,708
Accumulated other comprehensive income - unrealized
  gains (losses) on securities available
  for sale, net of tax .............................         (1,511)         (1,454)
Treasury stock, at cost ............................         (1,063)           (501)
                                                       ------------    ------------
                                                            706,113         684,412
                                                       ------------    ------------
TOTAL LIABILITIES, MINORITY INTEREST, AND
   STOCKHOLDERS' EQUITY ............................   $ 14,823,561    $ 13,664,992
                                                       ============    ============

         See accompanying Notes to Consolidated Financial Statements.

                              BANK UNITED CORP.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      FOR THE THREE MONTHS
                                                        ENDED DECEMBER 31,
                                                   --------------------------
                                                      1998            1997
                                                   ---------       ----------
                                                           (UNAUDITED)
INTEREST INCOME
Short-term interest-earning assets ..............  $   4,950       $   5,556
Securities and other investments ................      1,627           2,139
Mortgage-backed securities ......................     17,967          24,385
Loans ...........................................    209,765         184,128
Federal Home Loan Bank stock ....................      3,823           3,157
                                                   ---------       ---------
          Total interest income .................    238,132         219,365
                                                   ---------       ---------
INTEREST EXPENSE
Deposits ........................................     74,376          67,638
Federal Home Loan Bank advances .................     70,530          60,204
Securities sold under agreements to
  repurchase and federal funds purchased ........     10,122          18,606
Notes payable ...................................      4,887           4,896
                                                   ---------       ---------
          Total interest expense ................    159,915         151,344
                                                   ---------       ---------
          Net interest income ...................     78,217          68,021
PROVISION FOR CREDIT LOSSES .....................      6,486           3,439
                                                   ---------       ---------
         Net interest income after provision
           for credit losses ....................     71,731          64,582
                                                   ---------       ---------
NON-INTEREST INCOME
Loan servicing, net of related amortization .....     14,723           9,338
Net gains (losses)
     Sales of single family loans ...............      8,513            (174)
     Securities and mortgage-backed securities ..        180             915
     Other loans ................................      1,065            --
Other ...........................................      8,682           6,520
                                                   ---------       ---------
          Total non-interest income .............     33,163          16,599
                                                   ---------       ---------
NON-INTEREST EXPENSE
Compensation and benefits .......................     22,233          18,710
Occupancy .......................................      4,728           3,678
Data processing .................................      4,351           3,823
Forbearance litigation ..........................      2,761             450
Advertising and marketing .......................      2,190           2,874
Other ...........................................     17,608          11,655
                                                   ---------       ---------
        Total non-interest expense ..............     53,871          41,190
                                                   ---------       ---------
         Income before income taxes and
           minority interest ....................     51,023          39,991

INCOME TAX EXPENSE ..............................     19,084          14,998
                                                   ---------       ---------
          Income before minority interest .......     31,939          24,993
MINORITY INTEREST
Subsidiary preferred stock dividends ............      4,563           4,563
                                                   ---------       ---------
            NET INCOME ..........................  $  27,376       $  20,430
                                                   =========       =========
EARNINGS PER COMMON SHARE
   Basic ........................................  $    0.87       $    0.65
   Diluted ......................................       0.85            0.63


         See accompanying Notes to Consolidated Financial Statements.

                               BANK UNITED CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                           COMMON STOCK
                                         -------------------------------------------------
                                                 CLASS A                   CLASS B
                                         -----------------------    ----------------------     PAID-IN      RETAINED
                                           SHARES       AMOUNT        SHARES      AMOUNT       CAPITAL      EARNINGS
                                         ----------   ----------    ----------  ----------   ----------   -----------
BALANCE AT
  SEPTEMBER 30, 1997 .................   28,354,276   $      284    3,241,320   $       32   $  129,286   $  462,551
   Net income ........................         --           --           --           --           --         20,430
   Change in unrealized gains (losses)         --           --           --           --           --           --
                                                                                                          ----------
      Total comprehensive income .....         --           --           --           --           --         20,430
                                                                                                          ----------
   Dividends declared: common
     stock  ($0.16 per share) ........         --           --           --           --           --         (5,055)
                                         ----------   ----------    ---------   ----------   ----------   ----------
BALANCE AT
  DECEMBER 31, 1997 ..................   28,354,276   $      284    3,241,320   $       32   $  129,286   $  477,926
                                         ==========   ==========    =========   ==========   ==========   ==========
BALANCE AT
  SEPTEMBER 30, 1998 .................   28,355,776   $      284    3,241,320   $       32   $  129,343   $  556,708

   Net income ........................         --           --           --           --           --         27,376
   Change in unrealized gains (losses)         --           --           --           --           --           --
                                                                                                          ----------
      Total comprehensive income .....         --           --           --           --           --         27,376
                                                                                                          ----------
   Dividends declared: common
     stock  ($0.16 per share) ........         --           --           --           --           --         (5,056)
   Stock repurchased .................         --           --           --           --           --           --
                                         ----------   ----------    ---------   ----------   ----------   ----------
BALANCE AT
  DECEMBER 31, 1998 ..................   28,355,776   $      284    3,241,320   $       32   $  129,343   $  579,028
                                         ==========   ==========    =========   ==========   ==========   ==========

                                        ACCUMULATED
                                           OTHER
                                       COMPREHENSIVE
                                           INCOME -
                                          UNREALIZED       TREASURY STOCK           TOTAL
                                           GAINS      -----------------------   STOCKHOLDER'S
                                          (LOSSES)      SHARES       AMOUNT         EQUITY
                                       -------------   --------     --------    --------------
BALANCE AT
  SEPTEMBER 30, 1997 .................   $  6,326          --      $     --      $  598,479
   Net income ........................       --            --            --          20,430
   Change in unrealized gains (losses)     (1,338)         --            --          (1,338)
                                         --------                                ----------
      Total comprehensive income .....     (1,338)         --            --          19,092
                                         --------                                ----------
   Dividends declared: common
     stock  ($0.16 per share) ........       --            --            --          (5,055)
                                         --------    ----------    -----------   ----------
BALANCE AT
  DECEMBER 31, 1997 ..................   $  4,988          --      $     --      $  612,516
                                         ========       =======    ==========    ==========
BALANCE AT
  SEPTEMBER 30, 1998 .................   $ (1,454)      (14,200)   $     (501)   $  684,412

   Net income ........................       --            --            --          27,376
   Change in unrealized gains (losses)        (57)         --            --             (57)
                                         --------                                ----------
      Total comprehensive income .....        (57)         --            --          27,319
                                         --------                                ----------
   Dividends declared: common
     stock  ($0.16 per share) ........       --            --            --          (5,056)
   Stock repurchased .................       --         (20,000)         (562)         (562)
                                         --------    ----------    -----------   ----------
BALANCE AT
  DECEMBER 31, 1998 ..................   $ (1,511)      (34,200)   $   (1,063)   $  706,113
                                         ========       =======    ==========    ==========


            See accompanying Notes to Consolidated Financial Statements.

                                 BANK UNITED CORP.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                                                FOR THE THREE MONTHS
                                                                  ENDED DECEMBER 31,
                                                             ---------------------------
                                                                 1998           1997
                                                             -----------    ------------
                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash provided (used) operating activities .......   $    28,170    $  (502,967)
                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase price of acquisitions ......................          --           (2,825)
     Net change in securities purchased under
       agreements to resell and federal funds sold .......       288,633        129,570
     Fundings of loans held for investment ...............    (1,241,743)      (712,866)
     Proceeds from principal repayments and
       maturities of
          Loans held for investment ......................     1,241,179        836,591
          Securities held to maturity ....................         2,267           --
          Securities available for sale ..................           199         63,562
          Mortgage-backed securities held to maturity ....        35,413         20,439
          Mortgage-backed securities available for sale ..        59,313        138,015
     Proceeds from the sale of
          Securities available for sale ..................       105,619        134,587
          Real estate owned acquired through foreclosure .         5,679         12,307
     Purchases of
          Loans held for investment ......................      (870,949)      (139,071)
          Securities held to maturity ....................        (2,271)          --
          Securities available for sale ..................           (18)      (141,093)
          Mortgage-backed securities available for sale ..      (333,460)        (2,178)
          Mortgage servicing rights ......................       (17,972)       (16,051)
          Federal Home Loan Bank stock ...................       (52,187)       (22,745)
   Other changes in loans held for investment ............       (99,319)      (175,005)
   Other changes in mortgage servicing rights ............        (6,015)          (454)
   Net purchases of premises and equipment ...............       (10,250)        (5,444)
                                                             -----------    -----------
          Net cash (used) provided by investing activities      (895,882)       117,339
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits ..............................       (16,293)       (19,618)
     Proceeds from deposits purchased ....................          --           61,575
     Proceeds from Federal Home Loan Bank advances .......     1,835,000      1,045,745
     Repayment of Federal Home Loan Bank advances ........      (730,000)      (533,835)
     Net change in securities sold under agreements
       to repurchase and federal funds purchased .........       (59,386)       (98,463)
     Net change in advances from borrowers for taxes
       and insurance .....................................       (62,676)       (21,560)
     Payment of common stock dividends ...................        (5,056)        (5,055)
     Stock repurchased ...................................          (562)          --
                                                             -----------    -----------
        Net cash provided by financing activities ........       961,027        428,789
                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....        93,315         43,161
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........       228,674        121,000
                                                             -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............   $   321,989    $   164,161
                                                             ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest ..............................   $   159,639    $   149,922
     Cash paid (received) for income taxes ...............         1,818           (192)
NONCASH INVESTING ACTIVITIES
     Real estate owned acquired through foreclosure ......        14,659          9,901
     Sales of real estate owned financed by the Bank .....          --              553
     Securitization of loans .............................       109,234        116,934
     Net transfer of loans (to) from held for investment .      (360,497)        64,739
     Change in unrealized gains (losses) on
       securities available for sale, net of tax .........           (57)        (1,338)


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

2. BASIS OF PRESENTATION

   The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements have been included. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. The interim financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

   Certain amounts within the accompanying Consolidated Financial Statements and the related Notes have been reclassified for comparative purposes to conform to the current presentation. Such reclassifications had no effect on previously presented net income or retained earnings.

3. EARNINGS PER COMMON SHARE

   Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares and potential dilutive common shares outstanding during the period. Potential dilutive common shares are computed using the treasury stock method.

                                                    FOR THE THREE MONTHS
                                                      ENDED DECEMBER 31,
                                                   ------------------------
                                                     1998             1997
                                                   -------          -------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME
Net income applicable to common shares .........   $27,376          $20,430
                                                   =======          =======

SHARES
Weighted-average common shares outstanding .....    31,567           31,596
Potential dilutive common shares from options ..       574              729
                                                   -------          -------
Weighted-average common shares and
     potential dilutive common shares ..........    32,141           32,325
                                                   =======          =======

BASIC EPS ......................................   $  0.87          $  0.65

DILUTED EPS ....................................   $  0.85          $  0.63


   Options to purchase 852,950 shares of common stock at a weighted-average price of $42.26 were outstanding at December 31, 1998, but were excluded from the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. There were no options excluded from the computation of diluted EPS for the quarter ended December 31, 1997.

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SUMMARY OF STOCK-BASED COMPENSATION
   The Company has granted stock options to certain employees and members of its Board of Directors under incentive and compensation plans. See the Company's 1998 Annual Report on Form 10-K for additional disclosures regarding these options.

                                                         AT DECEMBER 31,
                                      --------------------------------------------------------
                                               1998                          1997
                                      ---------------------------  ---------------------------
                                      NUMBER OF  WEIGHTED-AVERAGE  NUMBER OF  WEIGHTED-AVERAGE
                                       OPTIONS   EXERCISE PRICE     OPTIONS    EXERCISE PRICE
                                      ---------  ----------------  ---------  ----------------
Outstanding at end of period .....    2,157,970    $   29.38       1,658,220    $   24.50
Vested at end of period ..........      826,596        20.64         427,319        20.43
Exercisable at end of period .....       32,500        32.16          15,000        26.54

5. RECENT ACCOUNTING STANDARDS

   As of October 1, 1998, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to stockholders. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. Disclosures under SFAS No. 131 are not required for interim financial statements in the initial year of application.

   As of October 1, 1998, the Company adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, " which requires that any mortgage-backed security ("MBS") retained after securitization of a mortgage loan held for sale be classified based on the Company's intentions. Any retained MBS that are committed to be sold before or during the securitization process must be classified as trading.

   SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated and securities held to maturity may be transferred to available for sale or trading. This statement is effective for fiscal years beginning after June 15, 1999. The Company is evaluating the impact, if any, this statement may have on its future Consolidated Financial Statements.

6. SUBSEQUENT EVENTS

   On January 28, 1999, the Bank filed a registration statement with the Office of Thrift Supervision ("OTS") to establish a $500 million medium term note program. The program provides for the issuance of notes on a continuous basis. The specific terms of any issue of the notes will be determined at the time they are offered for sale. The notes may be issued with either fixed or floating rate interest and may be either senior unsecured indebtedness or subordinated unsecured indebtedness. Proceeds from the offering will be used for general business purposes, which may include lending and investment activity, extensions of credit, and repayment of borrowings or other obligations.

   On January 21, 1999, the Company and Kroger Food Stores signed a letter of intent giving Bank United the right to open 50 in-store branch bank locations in the Houston and Dallas/Ft. Worth areas. The Company estimates the cost of this initiative will approximate $2.6 million, net of tax, during fiscal 1999.

   In September 1998, the Company signed an agreement to purchase Midland American Bank, a commercial bank with five branches in Midland, Texas, having assets of $227 million and deposits of $203 million. In January 1999, the Company received regulatory approval for this purchase. Closing is expected in the second quarter of fiscal 1999.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Bank United Corp.:

We have reviewed the accompanying condensed consolidated statement of financial condition of Bank United Corp. and its subsidiaries (collectively known as the "Company") as of December 31, 1998, and the related condensed consolidated statements of operations, stockholders' equity, and cash flows for the three-month periods ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Bank United Corp. and its subsidiaries as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 21, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial condition as of September 30, 1998 is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.


DELOITTE & TOUCHE LLP
Houston, Texas
January 22, 1999

                                BANK UNITED CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
  DECEMBER 31, 1998 AND 1997

GENERAL

   Net income was $27.4 million ($0.85 per diluted share) for the quarter ended December 31, 1998, compared to $20.4 million ($0.63 per diluted share) for the quarter ended December 31, 1997. The increase in net income was due primarily to increased net interest income, higher gains on sales of single family loans, and increased loan servicing, community banking and commercial banking related fees. These increases were partially offset by higher provisions for credit losses and higher non-interest expenses.

 NET INTEREST INCOME

   Net interest income was $78.2 million for the quarter ended December 31, 1998, compared to $68.0 million for the quarter ended December 31, 1997, resulting in a $10.2 million, or 15%, increase. This increase was due to a $1.7 billion, or 15%, increase in average interest-earning assets, partially offset by a 3 basis point decrease in the net yield on interest-earning assets ("net yield").

     AVERAGE BALANCE SHEET, INTEREST INCOME/EXPENSE, AND AVERAGE YIELD/RATE

                                                                              FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------------
                                                                          1998                                    1997
                                                       --------------------------------------   ------------------------------------
                                                         AVERAGE                      YIELD/    AVERAGE                      YIELD/
                                                         BALANCE        INTEREST      RATE(1)   BALANCE        INTEREST      RATE(1)
                                                       -----------    -----------    --------  -----------    -----------    -------
                                                                               (dollars in thousands)

Interest-earning assets
  Short-term interest-earning assets ...............   $   353,664    $     4,950       5.48%  $   297,943    $     5,556      7.30%
  Securities and other investments .................       117,684          1,627       5.48       119,137          2,139      7.12
  Mortgage-backed securities .......................     1,115,325         17,967       6.44     1,454,163         24,385      6.71
  Loans:
     Single family .................................     6,889,440        123,669       7.18     6,642,154        126,856      7.64
     Commercial ....................................     3,765,216         76,099       8.02     2,318,735         49,953      8.62
     Consumer ......................................       503,035          9,997       7.88       304,763          7,319      9.53
                                                       -----------    -----------       ----   -----------    -----------      ----
        Total loans ................................    11,157,691        209,765       7.49     9,265,652        184,128      7.95
FHLB stock .........................................       264,691          3,823       5.73       209,062          3,157      5.99
                                                       -----------    -----------       ----   -----------    -----------      ----
     Total interest-earning assets .................    13,009,055        238,132       7.29    11,345,957        219,365      7.73
Non-interest-earning assets ........................     1,056,787                                 707,741
                                                       -----------    -----------       ----   -----------    -----------      ----
     Total assets...................................   $14,065,842                             $12,053,698
                                                       ===========                             ===========

Interest-bearing liabilities
  Deposits .........................................   $ 6,270,927         74,376       4.71   $ 5,246,880         67,638      5.11
  FHLB advances ....................................     5,211,120         70,530       5.30     4,099,667         60,204      5.75
  Securities sold under agreements to repurchase
   and federal funds purchased .....................       745,726         10,122       5.31     1,256,110         18,606      5.80

  Notes payable ....................................       219,723          4,887       8.90       220,201          4,896      8.89
                                                       -----------    -----------       ----   -----------    -----------      ----
     Total interest-bearing liabilities ............    12,447,496        159,915       5.07    10,822,858        151,344      5.51
Non-interest-bearing liabilities, minority interest,
   and stockholders' equity ........................     1,618,346                               1,230,840
                                                       -----------    -----------       ----   -----------    -----------      ----
     Total liabilities, minority interest, and
        stockholders' equity .......................   $14,065,842                             $12,053,698
                                                       ===========                             ===========

Net interest income/interest rate spread ...........                  $    78,217       2.22%                 $    68,021      2.22%
                                                                      ===========       ====                  ===========      ====

Net yield on interest-earning assets ...............                                    2.44%                                  2.47%
                                                                                        ====                                   ====

Ratio of average interest-earning assets to
  average interest-bearing liabilities .............          1.05                                    1.05
                                                       ===========                             ===========

(1) Annualized.

                                BANK UNITED CORP.

    The increase in average interest-earning assets came from growth in the Company's commercial and consumer loan portfolios. Average commercial and consumer loans increased $1.6 billion, or 63%, during the quarter ended December 31, 1998, as compared to the quarter ended December 31, 1997, due to purchases and originations. Average deposits increased $1.0 billion, or 20%, during the quarter ended December 31, 1998, as compared to the year ago quarter. This increase was due to the acquisition of 21 branches with deposits, primarily certificates of deposit ("CDs"), totalling $1.5 billion during the second quarter of fiscal 1998 and due to an increase in the number of transaction accounts. The increase in average deposits and Federal Home Loan Bank ("FHLB") advances funded the growth in assets and the reduction in higher cost securities sold under agreements to repurchase and federal funds purchased ("reverse repurchase agreements").

    The net yield was 2.44% for the quarter ended December 31, 1998, compared to 2.47% for the quarter ended December 31, 1997. During the current quarter, market interest rates declined, resulting in a decline in both the gross yield on interest-earning assets as well as the cost of funds. The Company's net yield remained relatively stable due to an increase in the proportion of higher yielding commercial and consumer loans in its portfolio compared to lower yielding single family loans. During the quarter ended December 31, 1998, commercial and consumer loans comprised 33% of average interest-earning assets and single family loans comprised 53%, compared to 23% and 59%, respectively, during the quarter ended December 31, 1997. The decline in the deposit cost of funds resulted from the drop in market interest rates as well as new volumes obtained through branch acquisitions during fiscal 1998.

PROVISION FOR CREDIT LOSSES

    The provision for credit losses increased $3.0 million to $6.5 million for the quarter ended December 31, 1998. Increased commercial and single family loan provisions were partially offset by a decrease in the provision for consumer loans during the period.

    The increase in the commercial loan provision and related allowance resulted from a $1.5 billion, or 56%, increase in the commercial loan portfolio from December 1997 to December 1998 and an overall increase in this portfolio's allowance levels to approximately one percent during the second quarter of fiscal 1998. The commercial loan allowance to total commercial loans was 0.92% and 0.39% at December 31, 1998 and 1997. The provision for single family loans held for investment increased primarily due to a $667.6 million increase in this portfolio during the quarter ended December 31, 1998. The allowance for single family loans was lower at December 1998 compared to December 1997. Based on the single family portfolio's historical loss experience, the allowance levels were reduced during the second quarter of fiscal 1998.

    The consumer loan provision was higher during the quarter ended December 31, 1997, primarily due to provisions recorded during that quarter related to the consumer line of credit portfolio. The consumer line of credit portfolio totalled $37.6 million and was sold during the second quarter of fiscal 1998. Charge-offs of $4.9 million related to this sale were recorded in the quarter ended December 31, 1997.

                           ALLOWANCE FOR CREDIT LOSSES

                                  SINGLE
                                  FAMILY   COMMERCIAL   CONSUMER      TOTAL
                                --------   ----------   --------    --------
                                               (IN THOUSANDS)
Balance at September 30, 1997   $ 24,538    $  8,766    $  5,870    $ 39,174
  Provision .................       (116)      1,357       2,198       3,439
  Net charge-offs ...........     (1,101)       --        (6,303)     (7,404)
                                --------    --------    --------    --------
Balance at December 31, 1997    $ 23,321    $ 10,123    $  1,765    $ 35,209
                                ========    ========    ========    ========

Balance at September 30, 1998   $ 12,503    $ 32,269    $  2,255    $ 47,027
  Provision .................      1,318       5,097          71       6,486
  Net charge-offs ...........       (635)       (299)       (362)     (1,296)
                                --------    --------    --------    --------
Balance at December 31, 1998    $ 13,186    $ 37,067    $  1,964    $ 52,217
                                ========    ========    ========    ========

                                BANK UNITED CORP.

                              NONPERFORMING ASSETS

                                             DECEMBER 31,    SEPTEMBER 30,     DECEMBER 31,
                                                1998             1998              1997
                                            -------------   ---------------   -------------
                                                           (IN THOUSANDS)
Nonaccrual loans
  Single family ...........................  $ 52,666          $ 55,800          $ 59,639
  Commercial ..............................     9,908             5,344             6,980
  Consumer ................................       712               688               691
                                             --------          --------          --------
                                               63,286            61,832            67,310
Premium (discounts) .......................        87               116            (1,235)
                                             --------          --------          --------
   Net nonaccrual loans ...................    63,373            61,948            66,075
REO, primarily single family properties ...    27,221            19,357            17,056
                                             --------          --------          --------
     Total nonperforming assets ...........  $ 90,594          $ 81,305          $ 83,131
                                             ========          ========          ========

   Nonperforming assets increased $9.3 million from September 30, 1998 to December 31, 1998 due to a $1.5 million increase in nonaccrual loans and a $7.9 million increase in real estate owned ("REO"). The increase in commercial nonaccrual loans was primarily due to one multi-family loan located in Athens, Georgia. This loan was purchased as part of a bulk purchase of loans early in fiscal 1998. This increase in commercial nonaccrual loans was partially offset by a $3.1 million decrease in single family nonaccrual loans. The increase in REO was primarily due to the foreclosure of one single family construction loan located in Washington, D.C. The Company is completing construction on the underlying homes and expects to have all related sales completed by the end of the fiscal year.

                          SELECTED ASSET QUALITY RATIOS

                                                         AT OR FOR THE          AT OR FOR           AT OR FOR THE
                                                      THREE MONTHS ENDED      THE YEAR ENDED      THREE MONTHS ENDED
                                                       DECEMBER 31, 1998    SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                                     --------------------  --------------------   -------------------
Allowance for credit losses to net nonaccrual loans
  Single family ...................................           24.98%                22.36%                39.40%
  Total ...........................................           82.40                 75.91                 53.29
Allowance for credit losses to total loans ........            0.44                  0.44                  0.36
Nonperforming assets to total assets ..............            0.61                  0.59                  0.66
Net nonaccrual loans to total loans ...............            0.53                  0.57                  0.68
Nonperforming assets to total loans and REO .......            0.76                  0.75                  0.86
Net loan charge-offs to average loans - annualized
  Single family ...................................            0.04                  0.06                  0.07
  Total ...........................................            0.05                  0.13                  0.32(1)

(1) Excluding charge-offs in December 1997 totalling $4.9 million related to the January 1998 sale of the consumer line of credit portfolio, the total charge-off ratio would have been 0.11% for the quarter ended December 31, 1997 and 0.08% for fiscal 1998.

NON-INTEREST INCOME

   Non-interest income increased $16.6 million, or 100%, during the quarter ended December 31, 1998, as compared to the quarter ended December 31, 1997. Gains on sales of single family loans increased $8.7 million primarily due to an increase in volume sold ($1.3 billion for the quarter ended December 31, 1998, compared to $121.8 million for the quarter ended December 31, 1997). Changes in the mix of product sold, as well as favorable market conditions during the current period, also contributed to higher gains. Loan servicing income increased $5.4 million, or 58%, during the quarter ended December 31, 1998, as compared to the year ago quarter. Gross servicing fee revenue increased $9.6 million, and was partially offset by a $4.2 million increase in the amortization of mortgage servicing rights ("MSRs"). These increases resulted from a larger portfolio of single family loans serviced for others, which averaged $22.7 billion for the quarter ended December 31, 1998, compared to $17.6 billion for the quarter ended December 31, 1997. Other non-interest income increased $2.2 million, or 33%, during the quarter ended December 31, 1998 as compared to the year ago quarter. This increase includes higher checking account and other

                                BANK UNITED CORP.

deposit related fees due to growth in the number of checking accounts from 168,000 at December 31, 1997, to 182,000 at December 31, 1998. Commissions earned on sales of third party mutual funds, annuities, and other investment products also contributed to this increase as a result of a 15% increase in sales volume during the current quarter compared to the year ago quarter.

NON-INTEREST EXPENSE

   Non-interest expense was $53.9 million and $41.2 million for the quarters ended December 31, 1998 and 1997. Included in these amounts are legal expenses of $2.8 million and $450,000, respectively, related to the Company's lawsuit against the federal government concerning forbearance matters. See "Legal Proceedings". Excluding the forbearance litigation expenses, non-interest expense for the quarters ended December 31, 1998 and 1997 was $51.1 million and $40.7 million, for an increase of 25% during the current period. The efficiency ratio for these periods remained relatively unchanged at approximately 47%. The expense increase during the current quarter was principally the result of higher levels of loan activity and branch acquisitions. The number of corporate branches (including wholesale loan origination, commercial and community banking branches) increased 34%, while the number of employees increased 22% during the current quarter compared to the year ago quarter.

   DISCUSSION OF CHANGES IN FINANCIAL CONDITION FROM SEPTEMBER 30, 1998 TO
     DECEMBER 31, 1998

GENERAL

   Total assets increased during the quarter ended December 31, 1998 by $1.2 billion, or 8%, to $14.8 billion. This increase occurred in the loan portfolio, which was funded primarily with FHLB advances.

   Securities purchased under agreements to resell and federal funds sold decreased $288.6 million during the quarter ended December 31, 1998 as these funds were reinvested in assets with higher yields.

   MBS increased $240.0 million, or 26%, during the quarter ended December 31, 1998. During this period, $333.5 million of MBS, primarily AAA and AA rated commercial MBS, were purchased.



                     ORIGINATION, PURCHASE, AND SALE OF LOANS



                                                       FOR  THE THREE MONTHS
                                                         ENDED DECEMBER 31,
                                                   -----------------------------
                                                        1998           1997
                                                   ------------    -------------
                                                           (IN THOUSANDS)
Beginning balance, September 30 ................   $ 10,803,744    $  8,995,229
   Fundings
       Single family ...........................      1,625,949         846,941
       Commercial ..............................      1,041,932         528,620
       Consumer ................................         64,527          36,565
   Purchases
       Single family ...........................        732,167          30,281
       Commercial ..............................        306,273         236,941
       Consumer ................................           --               172
   Net change in mortgage banker finance lines
     of credit .................................        134,587         172,919
   Repayments
       Single family ...........................       (738,895)       (521,755)
       Commercial ..............................       (681,821)       (356,907)
       Consumer ................................        (40,426)        (35,574)
   Securitized loans sold or transferred .......       (175,650)       (239,690)
   Sales .......................................     (1,240,157)        (13,322)
   Other .......................................        (31,761)         (9,845)
                                                   ------------    ------------
Ending balance, December 31 ....................   $ 11,800,469    $  9,670,575
                                                   ============    ============

                               BANK UNITED CORP.


                                 LOAN PORTFOLIO

                                   DECEMBER 31,     SEPTEMBER 30,   DECEMBER 31,
                                      1998              1998            1997
                                   -----------      -------------   ------------
                                                    (IN THOUSANDS)
Single family
   Held for investment ......      $ 5,354,154      $ 4,686,600      $ 5,469,280
   Held for sale ............        1,783,143        2,149,009        1,242,031
Commercial ..................        4,144,105        3,472,579        2,659,695
Consumer ....................          519,067          495,556          299,569
                                   -----------      -----------      -----------
                                   $11,800,469      $10,803,744      $ 9,670,575
                                   ===========      ===========      ===========


   The commercial loan portfolio increased $671.5 million, or 19%, since September 1998, primarily due to originations and purchases. Commercial loan originations, which primarily related to single family construction loans, totalled $1.0 billion for the quarter ended December 31, 1998, compared to $528.6 million for the year ago quarter. During the quarter ended December 31, 1998, the Company purchased $160.1 million of small business administration ("SBA") loans, and $107.6 million were securitized and sold. All commercial loan categories increased during the current quarter: single family construction ($121.5 million, or 16%), multi-family ($38.2 million, or 4%), commercial real estate ($168.1 million, or 25%), healthcare ($139.6 million, or 53%), mortgage banker finance lines of credit ($134.6 million, or 17%), and SBA ($69.5 million, or 58%).

   Single family loan originations totalled $1.6 billion for the quarter ended December 31, 1998, compared to $846.9 million for the year ago quarter. The increase in originations, as well as higher levels of principal repayments, was due to increased refinancing activity resulting from lower long-term market interest rates during the current period. Refinancings approximated $1.3 billion and $567.5 million, or 81% and 67%, of total single family loan originations during the quarters ended December 31, 1998 and 1997, respectively. A large portion of these originations were designated as held for sale, thereby contributing to the increased sales volume during the current quarter as compared to the prior year quarter. Single family loan purchases totalled $732.2 million for the quarter ended December 31, 1998, compared to $30.3 million for the quarter ended December 31, 1997. The volatility in the secondary mortgage market enabled the Company to obtain these loans at favorable spreads.

   During the quarter ended December 31, 1998, the Company purchased servicing rights associated with $665.0 million in loans at a cost of $15.8 million. These servicing rights are expected to be transferred to the Company during the second and third quarters of fiscal 1999.

   The increase in other assets and mortgage loan principal and interest due investors primarily relates to the growth in the Company's servicing portfolio.

LIQUIDITY

   The Bank is required by OTS regulations to maintain a certain level of liquidity. The Bank's average daily liquidity ratio for the quarter ended December 31, 1998 was 5.52%, compared to the requirement of 4.0%.

   The primary sources of funds are deposits, FHLB advances, reverse repurchase agreements, principal repayments on loans and MBS, and proceeds from the issuance of debt and stock. These funds are principally used to meet ongoing commitments related to deposit withdrawals, repayment of borrowings, funding of existing and continuing loan commitments, and to maintain liquidity. Management believes that the Bank has adequate resources to fund all of its commitments.

   The Company's ability to pay dividends on its common stock and to meet its other cash obligations is dependent upon the receipt of dividends from the Bank. The declaration of dividends by the Bank on all classes of its capital stock is subject to the discretion of the Board of Directors of the Bank, the terms of the Bank preferred stock, and applicable regulatory requirements. At December 31, 1998, the Bank had $250.1 million of available capacity for the payment of dividends under OTS regulations. See "Management's Discussion and Analysis - Capital Resources and Liquidity" in the Company's 1998 Annual Report on Form 10-K.

                                BANK UNITED CORP.

REGULATORY MATTERS

   The Bank's capital levels at December 31, 1998 and September 30, 1998 qualified it as "well-capitalized", the highest of five tiers under applicable regulatory definitions. The Bank's capital ratios at December 31, 1998 and September 30, 1998, and the regulatory capital requirements were as follows:

                              DECEMBER 31,  SEPTEMBER 30,   CAPITAL ADEQUACY    WELL-CAPITALIZED
                                  1998          1998          REQUIREMENT         REQUIREMENT
                              ------------  -------------   -----------------   ---------------
Tangible capital ............     6.52%         6.75%            1.50%                --
Core/leverage capital .......     6.54          6.77             3.00                5.00%
Tier 1 capital ..............     9.85          9.97             --                  6.00
Total risk-based capital ....    10.39         10.48             8.00               10.00

YEAR 2000

   There have been no material changes in the Company's Year 2000 readiness since it was last reported on in the Company's Annual Report on 10-K filed December 22, 1998. See "Management Discussion and Analysis Contingencies and Uncertainties - Year 2000" in the Company's 1998 Annual Report on Form 10-K.

FORWARD-LOOKING INFORMATION

   Statements and financial discussion and analysis contained in this report that are not historical facts are forward- looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

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

CHANGE IN COMPANY'S ASSET MIX

o increased credit risk in the Company's assets and increased operating risk caused by an increase in commercial and consumer loans and a decrease in single family mortgage loans as a percentage of the total loan portfolio;

LIQUIDITY AND CAPITAL

o changes in availability of funds increasing costs or reducing liquidity;
o changes in the ability of the Company to pay dividends on its common stock;
o increased asset levels and changes in the composition of assets and the resulting impact on the Bank's capital levels and regulatory capital ratios;

                                BANK UNITED CORP.

SYSTEMS

o the Company's ability to acquire, operate, and maintain cost effective and efficient systems;
o the Company's ability to complete its Year 2000 Project on time;

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

   For further information regarding these factors, see "Risk Factors" in the prospectus dated April 29, 1997, relating to the public offering of the Company's subordinated notes due 2007 filed with the Securities and Exchange Commission ("SEC") (File No. 333-19861), and in the prospectus dated January 27, 1997, relating to the registration of 10,208,610 shares of the Company's Class A common stock, filed with the SEC (File No. 333-19237).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's principal market risk exposure is to changes in interest rates. The Company is most affected by changes in U. S. Treasury rates and London InterBank Offered Rates ("LIBOR") because many of the Company's financial instruments reprice based on these indices. Interest rate risk arises primarily from differences in the duration or repricing of the Company's assets, liabilities, and financial instruments with off-balance-sheet risk. The Company's management actively monitors and manages its interest rate risk through structuring the balance sheet and off-balance-sheet portfolios by seeking to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. The achievement of this goal requires a balance between profitability, liquidity, and interest rate risk. See discussion in "Business - Market Risk Analysis" in the Company's 1998 Annual Report on Form 10-K.

   The following table represents an analysis of the sensitivity inherent in the Company's net interest income over a 12 month period and market value of portfolio equity arising from hypothetical changes in market interest rates ("MVE"). MVE is the market value of assets, less the market value of liabilities, adjusted for the market value of MSRs and off-balance-sheet instruments. The interest rate scenarios presented in the table include interest rates at December 31, 1998 and September 30, 1998 and adjusted by instantaneous parallel rate changes upward and downward of up to 200 basis points. Each rate scenario has unique prepayment, repricing, and reinvestment assumptions. Prepayments are assumed to increase as rates decrease and to slow as rates increase.

                         DECEMBER 31, 1998             SEPTEMBER 30, 1998
                     -----------------------      ------------------------
       CHANGE IN     NET INTEREST                 NET INTEREST
    INTEREST RATES     INCOME          MVE           INCOME           MVE
   ---------------  -------------   --------     --------------    --------
         +200           0.42%        (9.65)%         (2.92)%        (4.63)%
         +100           0.68         (4.97)          (0.48)         (2.63)
            0           0.00          0.00            0.00           0.00
         -100          (1.20)        (0.30)           1.13          (3.86)
         -200          (1.49)         7.40            2.39           1.68

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

    In December 1998, the Court issued an order setting the case for trial on May 3, 1999. The Court has not ruled on the various motions pending in the case. See "Legal Proceedings" in the Company's Annual Report on Form 10-K. The Company continues to conduct discovery and to prepare for trial.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
    Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
    Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    Not applicable.

ITEM 5.   OTHER INFORMATION
    Not applicable.

ITEM 6A.  EXHIBITS

EXHIBIT NO.             IDENTIFICATION OF EXHIBIT

  *15.1   -   Letter in Lieu of Consent of Deloitte & Touche LLP, independent accountants

  *27.1   -   Financial Data Schedule, Quarter Ended December 31, 1998

  * Filed herewith.

ITEM 6B.  REPORTS ON FORM 8-K

   The Company did not file a report on Form 8-K during the three months ended December 31, 1998.

                                BANK UNITED CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  BANK UNITED CORP.
                                                     (Registrant)


Date FEBRUARY 11, 1999                          /S/ BARRY C. BURKHOLDER
                                                Barry C. Burkholder
                                                President
                                                Chief Executive Officer
                                                (Duly Authorized Officer)



Date FEBRUARY 11, 1999                          /S/ ANTHONY J. NOCELLA
                                                Anthony J. Nocella
                                                Vice Chairman
                                                Chief Financial Officer