Form 10-Q
period 1999-03-31
BANK UNITED CORP
filed 1999-05-14
CIK 906420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999.

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to ______________


                             Commission File Number:
                                     0-21017

                                BANK UNITED CORP.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                   13-3528556
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                      Identification No.)

  3200 SOUTHWEST FREEWAY, SUITE 2600
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

Number of shares outstanding of the registrant's $0.01 par value common stock as of May 12, 1999 were as follows:


        TITLE OF EACH CLASS                        NUMBER OF SHARES
       ----------------------                    --------------------
              Class A                                 28,462,326
              Class B                                  3,241,320

                                BANK UNITED CORP.
                                      INDEX

                                                                           PAGE
                                                                          ------
PART I.   FINANCIAL INFORMATION

   Item 1. Condensed Financial Statements.................................   1

           Consolidated Statements of Financial Condition -
           March 31, 1999 and September 30, 1998..........................   1

           Consolidated Statements of Operations -
           For the Three and Six Months Ended March 31, 1999 and 1998.....   2

           Consolidated Statements of Stockholders' Equity -
           For the Six Months Ended March 31, 1999 and 1998...............   3

           Consolidated Statements of Cash Flows -
           For the Six Months Ended March 31, 1999 and 1998...............   4

           Notes to Consolidated Financial Statements.....................   5

           Independent Accountants' Report................................   8

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................   9

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.....  19

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings..............................................  20

   Item 2. Changes in Securities and Use of Proceeds......................  20

   Item 3. Defaults Upon Senior Securities................................  20

   Item 4. Submission of Matters to a Vote of Security Holders............  20

   Item 5. Other Information..............................................  20

   Item 6. Exhibits and Reports on Form 8-K...............................  21

   Signatures.............................................................  22

                          PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED FINANCIAL STATEMENTS

                                BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                                    MARCH 31,        SEPTEMBER 30,
                                                                                      1999               1998
                                                                                  -------------      -------------
                                                                                   (UNAUDITED)
ASSETS
Cash and cash equivalents ....................................................    $    237,251       $    228,674
Securities purchased under agreements to resell and federal funds sold .......         411,529            474,483
Securities and other investments
     Held to maturity, at amortized cost (fair value of $14.3 million in
       1999 and $2.4 million in 1998) ........................................          14,375              2,412
     Available for sale, at fair value .......................................         109,998             88,938
Mortgage-backed securities
     Held to maturity, at amortized cost (fair value of $367.8 million in
       1999 and $438.7 million in 1998) ......................................         372,614            443,886
     Available for sale, at fair value .......................................         796,344            488,172
Loans
     Held for investment (net of allowances for credit losses of
       $58.8 million in 1999 and $47.0 million in 1998) ......................       9,892,786          8,566,712
     Held for sale ...........................................................       1,714,822          2,237,032
Federal Home Loan Bank stock .................................................         291,948            242,883
Mortgage servicing rights ....................................................         431,746            410,868
Deferred tax asset ...........................................................          96,948            113,581
Premises and equipment .......................................................          76,180             59,889
Intangible assets ............................................................          87,035             59,591
Real estate owned ............................................................          29,069             18,790
Other assets .................................................................         312,121            229,081
                                                                                  ------------       ------------
TOTAL ASSETS .................................................................    $ 14,874,766       $ 13,664,992
                                                                                  ============       ============

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS'
   EQUITY
LIABILITIES
Deposits .....................................................................    $  6,605,548       $  6,320,476
Federal Home Loan Bank advances ..............................................       5,744,594          4,783,294
Securities sold under agreements to repurchase and federal
    funds purchased ..........................................................         576,007            811,742
Notes payable ................................................................         368,715            219,720
Mortgage loan principal and interest due investors ...........................         248,636            207,626
Advances from  borrowers for taxes and insurance .............................         215,907            270,135
Other liabilities ............................................................         206,883            182,087
                                                                                  ------------       ------------
          Total liabilities ..................................................      13,966,290         12,795,080
                                                                                  ------------       ------------

MINORITY INTEREST
Preferred stock issued by consolidated subsidiary.............................         185,500            185,500
                                                                                  ------------       ------------
STOCKHOLDERS' EQUITY
Common stock .................................................................             316                316
Paid-in capital ..............................................................         129,343            129,343
Retained earnings ............................................................         599,088            556,708
Accumulated other comprehensive income - unrealized gains (losses)
    on securities available for sale, net of tax .............................          (4,708)            (1,454)
Treasury stock, at cost ......................................................          (1,063)              (501)
                                                                                  ------------       ------------
                                                                                       722,976            684,412
                                                                                  ------------       ------------
TOTAL LIABILITIES, MINORITY INTEREST, AND
   STOCKHOLDERS' EQUITY ......................................................    $ 14,874,766       $ 13,664,992
                                                                                  ============       ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                BANK UNITED CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                                            ENDED MARCH 31,               ENDED MARCH 31,
                                                                       ------------------------      -----------------------
                                                                          1999          1998            1999         1998
                                                                       ---------      ---------      ---------     ---------
                                                                                             (UNAUDITED)
INTEREST INCOME
Short-term interest-earning assets ................................    $   7,517      $   6,293      $  12,467     $  11,849
Securities and other investments ..................................        1,791          2,140          3,418         4,279
Mortgage-backed securities ........................................       17,694         22,595         35,661        46,980
Loans .............................................................      209,585        189,007        419,350       373,135
Federal Home Loan Bank stock ......................................        4,056          3,181          7,879         6,338
                                                                       ---------      ---------      ---------     ---------
          Total interest income ...................................      240,643        223,216        478,775       442,581
                                                                       ---------      ---------      ---------     ---------
INTEREST EXPENSE
Deposits ..........................................................       70,694         74,367        145,070       142,005
Federal Home Loan Bank advances ...................................       74,945         58,553        145,475       118,757
Securities sold under agreements to repurchase and
   federal funds purchased ........................................        8,530         14,019         18,652        32,625
Notes payable .....................................................        5,088          4,896          9,975         9,792
                                                                       ---------      ---------      ---------     ---------
          Total interest expense ..................................      159,257        151,835        319,172       303,179
                                                                       ---------      ---------      ---------     ---------
          Net interest income .....................................       81,386         71,381        159,603       139,402
PROVISION FOR CREDIT LOSSES .......................................        5,898         11,524         12,384        14,963
                                                                       ---------      ---------      ---------     ---------
         Net interest income after provision for credit losses ....       75,488         59,857        147,219       124,439
                                                                       ---------      ---------      ---------     ---------
NON-INTEREST INCOME
Loan servicing, net of related amortization .......................       12,875          4,121         27,598        13,459
Net gains (losses)
     Sales of single family loans .................................        4,662          2,715         13,175         2,541
     Securities and mortgage-backed securities ....................          605            886            785         1,801
     Other loans ..................................................          (38)           376          1,027           376
Other .............................................................       10,029          6,760         18,711        13,280
                                                                       ---------      ---------      ---------     ---------
          Total non-interest income ...............................       28,133         14,858         61,296        31,457
                                                                       ---------      ---------      ---------     ---------
NON-INTEREST EXPENSE
Compensation and benefits .........................................       24,892         20,915         47,125        39,625
Occupancy .........................................................        5,219          4,071          9,947         7,749
Data processing ...................................................        4,626          3,927          8,977         7,750
Court of claims litigation ........................................        1,316            450          4,077           900
Advertising and marketing .........................................        1,363          1,671          3,553         4,545
Other .............................................................       18,251         16,023         35,859        27,678
                                                                       ---------      ---------      ---------     ---------
         Total non-interest expense ...............................       55,667         47,057        109,538        88,247
                                                                       ---------      ---------      ---------     ---------
          Income before income taxes and minority interest ........       47,954         27,658         98,977        67,649
INCOME TAX EXPENSE (BENEFIT) ......................................       18,281        (23,207)        37,365        (8,209)
                                                                       ---------      ---------      ---------     ---------
          Income before minority interest .........................       29,673         50,865         61,612        75,858
MINORITY INTEREST
Subsidiary preferred stock dividends ..............................        4,563          4,563          9,126         9,126
                                                                       ---------      ---------      ---------     ---------
                         NET INCOME ...............................    $  25,110      $  46,302      $  52,486     $  66,732
                                                                       =========      =========      =========     =========

EARNINGS PER COMMON SHARE
   Basic ..........................................................    $    0.80      $    1.47      $    1.66     $    2.11
   Diluted ........................................................         0.78           1.43           1.63          2.06


          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                         COMMON STOCK
                                          -------------------------------------------------
                                                  CLASS A                  CLASS B
                                          -----------------------   -----------------------     PAID-IN     RETAINED
                                            SHARES       AMOUNT       SHARES       AMOUNT       CAPITAL     EARNINGS
                                          ----------   ----------   ----------   ----------   ----------   ----------
BALANCE AT
  SEPTEMBER 30, 1997 ..................   28,354,276   $      284    3,241,320   $       32   $  129,286   $  462,551
    Net income ........................         --           --           --           --           --         66,732
    Change in unrealized gains (losses)         --           --           --           --           --           --
                                                                                                           ----------
       Total comprehensive income .....         --           --           --           --           --         66,732
                                                                                                           ----------
       Dividends declared:  common
        stock  ($0.32 per share) ......         --           --           --           --           --        (10,111)
                                          ----------   ----------   ----------   ----------   ----------   ----------
BALANCE AT
  MARCH 31, 1998 ......................   28,354,276   $      284    3,241,320   $       32   $  129,286   $  519,172
                                          ==========   ==========   ==========   ==========   ==========   ==========


BALANCE AT
  SEPTEMBER 30, 1998 ..................   28,355,776   $      284    3,241,320   $       32   $  129,343   $  556,708
    Net income ........................         --           --           --           --           --         52,486
    Change in unrealized gains (losses)         --           --           --           --           --           --
                                                                                                           ----------
    Total comprehensive income ........         --           --           --           --           --         52,486
    Dividends declared:  common
        stock  ($0.32 per share) ......         --           --           --           --           --        (10,106)
    Stock repurchased .................         --           --           --           --           --           --
                                          ----------   ----------   ----------   ----------   ----------   ----------

BALANCE AT
  MARCH 31, 1999 ......................   28,355,776   $      284    3,241,320   $       32   $  129,343   $  599,088
                                          ==========   ==========   ==========   ==========   ==========   ==========

                                           ACCUMULATED
                                              OTHER
                                          COMPREHENSIVE
                                              INCOME -
                                            UNREALIZED         TREASURY STOCK          TOTAL
                                              GAINS      ------------------------   STOCKHOLDERS'
                                             (LOSSES)       SHARES        AMOUNT       EQUITY
                                           ----------    ----------    ----------   -------------
BALANCE AT
  SEPTEMBER 30, 1997 ..................    $    6,326          --      $     --      $  598,479
    Net income ........................          --            --            --          66,732
    Change in unrealized gains (losses)        (2,079)         --            --          (2,079)
                                           ----------                                ----------
       Total comprehensive income .....        (2,079)         --            --          64,653
                                           ----------                                ----------
       Dividends declared:  common
        stock  ($0.32 per share) ......         --            --            --         (10,111)
                                           ----------    ----------    ----------    ----------
BALANCE AT
  MARCH 31, 1998 ......................    $    4,247          --      $     --      $  653,021
                                           ==========    ==========    ==========    ==========


BALANCE AT
  SEPTEMBER 30, 1998 ..................    $   (1,454)      (14,200)   $     (501)   $  684,412
    Net income ........................          --            --            --          52,486
    Change in unrealized gains (losses)        (3,254)         --            --          (3,254)
                                           ----------                                ----------
    Total comprehensive income ........        (3,254)         --            --          49,232
                                           ----------                                ----------
    Dividends declared:  common
        stock  ($0.32 per share) ......          --            --            --         (10,106)
    Stock repurchased .................          --         (20,000)         (562)         (562)
                                           ----------    ----------    ----------    ----------
BALANCE AT
  MARCH 31, 1999 ......................    $   (4,708)      (34,200)   $   (1,063)   $  722,976
                                           ==========    ==========    ==========    ==========

          See accompanying Notes to Consolidated Financial Statements.

                               BANK UNITED CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           FOR THE SIX MONTHS ENDED MARCH 31,
                                                                           ----------------------------------
                                                                                  1999             1998
                                                                              -----------      ------------
                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net cash provided (used) by operating activities .....................   $    67,084      $  (682,212)
                                                                              -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase price of acquisitions........................................       (45,000)         (51,662)
     Assets purchased in acquisitions......................................      (184,968)            --
     Net change in securities purchased under agreements to resell and
          federal funds sold ..............................................        73,228         (260,294)
     Fundings of loans held for investment ................................    (2,391,024)      (1,736,554)
     Proceeds from principal repayments and maturities of
          Loans held for investment .......................................     2,578,357        1,902,991
          Securities held to maturity .....................................         5,544             --
          Securities available for sale ...................................        88,375          198,636
          Mortgage-backed securities held to maturity .....................        76,977           40,947
          Mortgage-backed securities available for sale ...................       117,170          219,389
     Proceeds from the sale of
          Securities available for sale ...................................       198,043          257,698
          Federal Home Loan Bank stock ....................................        11,000           43,395
          Real estate owned acquired through foreclosure ..................        14,718           19,653
     Purchases of
          Loans held for investment .......................................    (1,021,884)        (183,509)
          Securities held to maturity .....................................        (4,226)            --
          Securities available for sale ...................................       (84,814)        (208,333)
          Mortgage-backed securities held to maturity .....................        (1,613)            --
          Mortgage-backed securities available for sale ...................      (427,690)         (15,598)
          Mortgage servicing rights .......................................       (32,093)         (27,734)
          Federal Home Loan Bank stock ....................................       (52,187)         (49,891)
   Other changes in loans held for investment .............................       (28,380)        (213,897)
   Other changes in mortgage servicing rights .............................       (20,280)         (11,254)
   Net purchases of premises and equipment ................................       (20,521)         (12,385)
                                                                              -----------      -----------
          Net cash used by investing activities ...........................    (1,151,268)         (88,402)
                                                                              -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in deposits .................................................        52,268         (250,989)
   Proceeds from deposits purchased .......................................       232,804        1,509,688
   Proceeds from Federal Home Loan Bank advances ..........................     3,027,000        2,079,237
   Repayment of Federal Home Loan Bank advances ...........................    (2,065,700)      (1,843,287)
   Net change in securities sold under agreements to
     repurchase and federal funds purchased ...............................      (235,735)        (640,170)
   Net change in advances from borrowers for taxes and insurance ..........       (54,228)           2,453
   Payment of common stock dividends ......................................       (10,106)         (10,111)
   Stock repurchased ......................................................          (562)            --
   Net proceeds from issuance of subordinated debt ........................       147,020             --
                                                                              -----------      -----------
          Net cash provided by financing activities .......................     1,092,761          846,821
                                                                              -----------      -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS .................................         8,577           76,207
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................       228,674          121,000
                                                                              -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................   $   237,251      $   197,207
                                                                              ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest ...............................................   $   313,452      $   304,391
NONCASH INVESTING ACTIVITIES
     Real estate owned acquired through foreclosure .......................        22,350           19,798
     Securitization of loans ..............................................       202,219          232,190
     Net transfer of loans (to) from held for investment ..................      (360,198)         664,496

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

2.   BASIS OF PRESENTATION

     The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements have been included. The results of operations for the six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. The interim financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

     Certain amounts within the accompanying Consolidated Financial Statements and the related Notes have been reclassified for comparative purposes to conform to the current presentation. Such reclassifications had no effect on previously presented net income or retained earnings.

3.   NOTES PAYABLE

     In January 1999, the Bank filed a registration statement with the Office of Thrift Supervision ("OTS") to establish a $500 million medium-term note program. The program provides for the issuance of notes on a continuous basis by the Bank. In March 1999, in connection with this program the Bank issued $150 million of subordinated medium-term notes due in full in March 2009 with a stated rate of 8% and an effective rate of 8.1%. Net proceeds from the issuance of these notes will be used for general business purposes. The medium-term notes are unsecured general obligations of the Bank. In a liquidation, holders of the medium-term notes could receive, if anything, significantly less than holders of deposit liabilities of the Bank.

4.   EARNINGS PER COMMON SHARE

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

                                                           FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                              ENDED MARCH 31,         ENDED MARCH 31,
                                                           --------------------     -------------------
                                                             1999        1998         1999        1998
                                                           -------     -------      -------     -------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME
Net income applicable to common shares ..............      $25,110     $46,302      $52,486     $66,732
                                                           =======     =======      =======     =======

SHARES
Weighted-average common shares outstanding ..........       31,563      31,596       31,565      31,596
Potential dilutive common shares from options .......          641         721          607         720
                                                           -------     -------      -------     -------
Weighted-average common shares and potential dilutive
     common shares ..................................       32,204      32,317       32,172      32,316
                                                           =======     =======      =======     =======

BASIC EPS ...........................................      $  0.80     $  1.47      $  1.66     $  2.11

DILUTED EPS .........................................         0.78        1.43         1.63        2.06


                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Options to purchase 544,200 and 21,500 shares of common stock at weighted-average prices of $44.76 and $52.55 outstanding at March 31, 1999 and 1998, respectively, were excluded from the computation of diluted EPS for the three months ended March 31, 1999 and 1998 because the options' exercise price was greater than the average market price of the common shares.

     Options to purchase 700,271 and 21,500 shares of common stock at weighted-average prices of $43.24 and $52.55 outstanding at March 31, 1999 and 1998, respectively, were excluded from the computation of diluted EPS for the six months ended March 31, 1999 and 1998 because the options' exercise price was greater than the average market price of the common shares.

5.   SUMMARY OF STOCK-BASED COMPENSATION

     The Company has granted stock options to certain employees and members of its Board of Directors under incentive and compensation plans. See the Company's 1998 Annual Report on Form 10-K for additional disclosures regarding these options.

                                                                    AT MARCH 31,
                                       --------------------------------------------------------------------
                                                   1999                                 1998
                                       --------------------------------   ---------------------------------
                                        NUMBER OF     WEIGHTED-AVERAGE     NUMBER OF      WEIGHTED-AVERAGE
                                         OPTIONS       EXERCISE PRICE       OPTIONS        EXERCISE PRICE
                                       -----------   ------------------   -----------    ------------------
Outstanding at end of period .......    2,159,470        $   29.42         1,658,220        $   24.77
Vested at end of period ............      826,596            20.64           438,819            20.85
Exercisable at end of period .......       32,500            32.16            26,500            30.87


6.   ACQUISITIONS

     In February 1999, the Company completed its acquisition of Midland American Bank, a commercial bank operating five branches in Midland, Texas, with assets of $282.5 million and deposits of $232.8 million. The accounts and results of operations of Midland were included in the Consolidated Financial Statements beginning February 12, 1999 as this acquisition was accounted for as a purchase. The goodwill related to this acquisition of $28.4 million is being amortized on a straight-line basis over 15 years.

     In March 1999, the Company signed an agreement to purchase Texas Central Bank, a commercial bank operating three branches in the Dallas area, with assets of $116 million and deposits of $96 million. The acquisition is expected to close in September, pending regulatory approval, and is expected to be accounted for as a pooling of interests.

7.   RECENT ACCOUNTING STANDARDS

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

     SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated and securities

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


held to maturity may be transferred to available for sale or trading. This statement is effective for fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 on October 1, 1999 and is evaluating the impact, if any, this statement may have on its future Consolidated Financial Statements.

8.   SUBSEQUENT EVENTS

     In April 1999, the Company filed a registration statement with the SEC to establish a universal shelf for the issuance of up to $680 million in various securities. The registration provides for the continuous issuance of preferred stock, class A common stock, depository shares, and junior subordinated debt securities of Bank United Corp., and trust preferred securities of a statutory business-trust formed under Delaware law. The specific terms of any issue of the securities will be determined and set forth in all applicable supplements in the event the securities under the prospectus are offered for sale.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Bank United Corp.:

We have reviewed the accompanying condensed consolidated statement of financial condition of Bank United Corp. and its subsidiaries (collectively known as the "Company") as of March 31, 1999, and the related condensed consolidated statements of operations for the three-month and six-month periods ended March 31, 1999 and 1998 and the related condensed consolidated statements of stockholders' equity and cash flows for the six-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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



DELOITTE & TOUCHE LLP
Houston, Texas
April 27, 1999

                                BANK UNITED CORP.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998

GENERAL

     Net income was $52.5 million ($1.63 per diluted share) for the six months ended March 31, 1999, compared to $66.7 million ($2.06 per diluted share) for the six months ended March 31, 1998. The decrease is principally a result of two positive income tax adjustments recorded during the six months ended March 31, 1998, along with an increase in non-interest expenses during the current period. The effects of these items were partially offset by increases in net interest income, loan servicing and other fees and net gains on mortgage banking sales of single family loans.

 NET INTEREST INCOME

     Net interest income was $159.6 million for the six months ended March 31, 1999, compared to $139.4 million for the six months ended March 31, 1998, resulting in a $20.2 million, or 14%, increase. This increase was due to a $1.7 billion, or 15%, increase in average interest-earning assets, as well as a change in the composition of the assets and deposits.

     AVERAGE BALANCE SHEET, INTEREST INCOME/EXPENSE, AND AVERAGE YIELD/RATE

                                                                            FOR THE SIX MONTHS ENDED MARCH 31,
                                               ------------------------------------------------------------------------------------
                                                                   1999                                       1998
                                                -----------------------------------------   ---------------------------------------
                                                 AVERAGE                         YIELD/       AVERAGE                      YIELD/
                                                 BALANCE         INTEREST        RATE(1)      BALANCE        INTEREST      RATE(1)
                                               -----------     -----------      ---------   -----------     -----------   ---------
                                                                               (dollars in thousands)
Interest-earning assets
    Short-term interest-earning assets ......  $   392,206     $    12,467        6.29%     $   298,337     $    11,849       7.86%
    Securities and other investments ........      130,949           3,418        5.23          120,846           4,279       7.10
    Mortgage-backed securities ..............    1,118,765          35,661        6.38        1,395,908          46,980       6.73
    Loans:
           Single family ....................    6,864,405         240,212        7.00        6,716,003         250,833       7.47
           Commercial .......................    3,994,846         158,556        7.92        2,524,642         107,972       8.54
           Consumer .........................      521,944          20,582        7.91          304,925          14,330       9.42
                                               -----------     -----------     -------      -----------     -----------    -------
              Total loans ...................   11,381,195         419,350        7.36        9,545,570         373,135       7.82
FHLB stock ..................................      281,789           7,879        5.61          211,949           6,338       6.00
                                               -----------     -----------     -------      -----------     -----------    -------
           Total interest-earning assets ....   13,304,904         478,775        7.19       11,572,610         442,581       7.64
Non-interest-earning assets .................    1,099,813                                      804,808
                                               -----------                                  -----------
          Total assets .....................   $14,404,717                                  $12,377,418
                                               ===========                                  ===========

Interest-bearing liabilities
    Deposits ................................  $ 6,356,479         145,070        4.58      $ 5,674,144         142,005       5.02
    FHLB advances ...........................    5,537,986         145,475        5.20        4,084,028         118,757       5.75
    Securities sold under agreements to
     repurchase and federal funds purchased .      713,902          18,652        5.17        1,124,151          32,625       5.74
    Notes payable ...........................      225,457           9,975        8.85          220,204           9,792       8.89
                                               -----------     -----------     -------      -----------     -----------    -------
           Total interest-bearing
             liabilities ....................   12,833,824         319,172        4.96       11,102,527         303,179       5.44
Non-interest-bearing liabilities,
     minority interest, and stockholders'
     equity .................................    1,570,893                                    1,274,891
                                               -----------                                  -----------
           Total liabilities, minority
             interest, and stockholders'
             equity .........................  $14,404,717                                  $12,377,418
                                               ===========                                  ===========

Net interest income/interest rate spread ....                  $   159,603        2.23%                     $   139,402       2.20%
                                                               ===========     =======                      ===========    =======

Net yield on interest-earning assets ........                                     2.41%                                       2.42%
                                                                               =======                                     =======

Ratio of average interest-earning assets to
    average interest-bearing liabilities ....                                     1.04                                        1.04
                                                                               =======                                     =======

(1)  Annualized.

                                BANK UNITED CORP.


     The increase in average interest-earning assets came from growth in the Company's higher yielding commercial and consumer loan portfolios. Average commercial and consumer loans increased $1.7 billion, or 60%, during the six months ended March 31, 1999, as compared to the six months ended March 31, 1998, due to purchases and fundings. Average deposits increased $682.3 million, or 12%, during the six months ended March 31, 1999, as compared to the year ago period. This increase was due to acquisitions during fiscal 1998 and the second quarter of fiscal 1999, and due to an increase in the number of transaction accounts. The increase in average deposits and Federal Home Loan Bank ("FHLB") advances funded the growth in assets.

     The net yield on interest-earning assets ("net yield") was 2.41% for the six months ended March 31, 1999, compared to 2.42% for the six months ended March 31, 1998. Declining asset yields resulting from continued prepayments of higher yielding single family mortgage loans, as well as downward interest rate resets in the commercial loan portfolio, were mitigated by lower funding costs, resulting in a relatively stable net yield during the six months ended March 31, 1999, compared to the year ago period. The interest rate spread for the six months ended March 31, 1999 of 2.23% increased slightly from 2.20% for the six months ended March 31, 1998, due to the effects of commercial loan growth outpacing the high level of mortgage loan prepayments during the six months ended March 31, 1999.

PROVISION FOR CREDIT LOSSES

     Bank management periodically evaluates each loan portfolio based on a variety of factors in an effort to determine that the period end allowance for credit loss levels are adequate to cover probable losses. The allowance for credit losses totalled $58.8 million or .50% of total loans at March 31, 1999, compared to $47.0 million or .44% at September 30, 1998, and $44.4 million or
 .44% at March 31, 1998. The provision for credit losses totalled $12.4 million for the six months ended March 31, 1999, down $2.6 million from $15.0 million for the six months ended March 31, 1998.

                           ALLOWANCE FOR CREDIT LOSSES

                                         SINGLE
                                         FAMILY         COMMERCIAL        CONSUMER          TOTAL
                                        --------        ----------       ----------       ----------
                                                               (IN THOUSANDS)
Balance at September 30, 1997 ......    $ 24,538         $  8,766         $  5,870         $ 39,174
   Provision .......................      (8,121)          19,842            3,242           14,963
   Net charge-offs .................      (2,306)            (181)          (7,235)          (9,722)
                                        --------         --------         --------         --------
Balance at March 31, 1998 ..........    $ 14,111         $ 28,427         $  1,877         $ 44,415
                                        ========         ========         ========         ========

Balance at September 30, 1998 ......    $ 12,503         $ 32,269         $  2,255         $ 47,027
   Provision .......................       1,989           10,060              335           12,384
   Midland acquisition .............        --              2,594             --              2,594
   Net charge-offs .................      (1,651)            (974)            (613)          (3,238)
                                        --------         --------         --------         --------
Balance at March 31, 1999 ..........    $ 12,841         $ 43,949         $  1,977         $ 58,767
                                        ========         ========         ========         ========

     During the six months ended March 31, 1998, the Company determined that the allowance for single family loans held for investment could be reduced based on the portfolio's historical losses as well as a decrease in the outstanding portfolio balance. Accordingly, $9.1 million of the single family allowance was reversed through a negative provision, bringing the single family held for investment allowance ratio to 31 basis points at March 31, 1998. In March 1999, the Company determined that the allowance for single family loans held for investment could be further reduced based on the portfolio's historical losses. Accordingly, the single family held for investment allowance ratio was reduced to 26 basis points at March 31, 1999. Excluding the negative provisions in both periods, the increase in the single family provision during the current period related to the increase in the related loan portfolio. The single family held for investment loan portfolio increased from $4.6 billion at March 31, 1998, to $5.0 billion at March 31, 1999.

                                BANK UNITED CORP.



     During the six months ended March 31, 1998, the Company increased the allowance for credit losses on its commercial loan portfolio due to growth in that portfolio and the increased risks associated with this type of asset. At March 31, 1998, the commercial loan portfolio totalled $2.9 billion or 29% of the total loan portfolio, compared to $2.2 billion or 24% at September 30, 1997.

     The commercial loan portfolio is comprised of residential and nonresidential commercial loans. The nonresidential commercial loan portfolio includes commercial real estate, healthcare, and small business loans. Default rates and loss severity on nonresidential commercial loans are generally greater than residential commercial loans. Accordingly, the Company increased the commercial loss reserve associated with the nonresidential commercial loans. This factor coupled with the increased balance in the total commercial loan portfolio (both in absolute dollars as well as percentage composition of total portfolio), resulted in an increase in the commercial loan allowance to approximately one percent of total commercial loans or $28.4 million at March 31, 1998. The related provision for the six months ended March 31, 1998 was $19.8 million.

     At March 31, 1999, the commercial loan allowance totalled $44.0 million or one percent of total commercial loans, with the related provision totalling $10.0 million for the six months ended March 31, 1999. The provision for the six months ended March 31, 1999, was a result of the continued growth in the commercial loan portfolio. The total commercial loan portfolio increased to $4.5 billion at March 31, 1999, up $1 billion or 29% from $3.5 billion at September 30, 1998.

     The consumer loan provision was higher during the six months ended March 31, 1998, primarily due to provisions recorded during that period related to the consumer line of credit portfolio. The consumer line of credit portfolio totalled $37.6 million and was sold during the second quarter of fiscal 1998. Charge-offs of $4.9 million related to this sale were recorded in the six months ended March 31, 1998.

                              NONPERFORMING ASSETS

                                                 MARCH 31,    SEPTEMBER 30,     MARCH 31,
                                                   1999           1998            1998
                                                -----------  ---------------  ------------
                                                             (IN THOUSANDS)
Nonaccrual loans
   Single family .........................       $ 56,025       $ 55,800       $ 59,534
   Commercial ............................          5,729          5,344          1,916
   Consumer ..............................          1,354            688            730
                                                 --------       --------       --------
                                                   63,108         61,832         62,180
Premium (discounts) ......................           (148)           116            (13)
                                                 --------       --------       --------
   Net nonaccrual loans ..................         62,960         61,948         62,167
REO, primarily single family properties ..         29,594         19,357         20,504
                                                 --------       --------       --------
      Total nonperforming assets .........       $ 92,554       $ 81,305       $ 82,671
                                                 ========       ========       ========


     The increase in nonperforming assets from September 30, 1998 to March 31, 1999 was due to an increase in real estate owned ("REO"). REO increased due primarily to the foreclosure of a purchased multi-family loan and the foreclosure of a single family construction loan. The Company believes it will recover its current investment in these properties at the time of sale.

                                BANK UNITED CORP.



                          SELECTED ASSET QUALITY RATIOS

                                                                    AT OR FOR THE           AT OR FOR              AT OR FOR THE
                                                                   SIX MONTHS ENDED       THE YEAR ENDED         SIX MONTHS ENDED
                                                                    MARCH 31, 1999      SEPTEMBER 30, 1998        MARCH 31, 1998
                                                                  ------------------   --------------------     ------------------
Allowance for credit losses to net nonaccrual loans
   Single family .............................................           22.96%               22.36%                 23.70%
   Total .....................................................           93.34                75.91                  71.44
Allowance for credit losses to total loans ...................            0.50                 0.44                   0.44
Nonperforming assets to total assets .........................            0.62                 0.59                   0.63
Net nonaccrual loans to total loans ..........................            0.54                 0.57                   0.62
Nonperforming assets to total loans and REO ..................            0.79                 0.75                   0.82
Net loan charge-offs to average loans - annualized
   Single family .............................................            0.05                 0.06                   0.07
   Total .....................................................            0.06                 0.13 (1)               0.20 (1)


(1) Excluding charge-offs in December 1997 totalling $4.9 million related to the January 1998 sale of the consumer line of credit portfolio, the total charge-off ratio would have been 0.10% for the six months ended March 31, 1998 and 0.08% for fiscal 1998.

     Impaired loans as defined in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," totalled $3.8 million at March 31, 1999, compared to $3.6 million at September 30, 1998. The increase in impaired loans was due to the addition of one loan approximating $238,000. An allowance for credit losses of $200,000 has been established for this loan. The remaining balance of $3.6 million at March 31, 1999, was comprised of two loans which were also impaired at September 30, 1998. Both of these loans were purchased, modified by the Company as troubled debt restructurings during fiscal 1995, and have been performing according to their modified terms subsequent to restructuring. Both of these loans will mature in fiscal 2000. No allowance for credit losses determined in accordance with SFAS No. 114 was required on these two loans because the values of the loans exceeded the recorded investments in the loans. The change in the net recorded investment of these loans from September 30, 1998 to March 31, 1999 was de minimis.

NON-INTEREST INCOME

     Non-interest income, which is comprised of loan servicing, community banking, and commercial banking related fees, and net gains totalled $61.3 million for the six months ended March 31, 1999, compared to $31.5 million for the six months ended March 31, 1998, for an increase of $29.8 million, or 95%.

     Loan servicing fees increased $14.1 million, over 100%, during the six months ended March 31, 1999, compared to the six months ended March 31, 1998. This increase was due to a larger servicing portfolio and higher servicing fees received per loan. On average, the portfolio of single family loans serviced for others was $23.3 billion for the six months ended March 31, 1999, compared to $18.9 billion for the six months ended March 31, 1998, for an increase of $4.4 billion, or 23%. The portfolio's growth came from purchases of servicing rights and single family loan originations, partially offset by payoffs and amortization. Loan servicing rights purchased during the first quarter of 1999 included a significant amount of adjustable rate government loans that yield a higher servicing fee per loan, thereby contributing to the increased servicing fees earned. The average annualized service fee per loan was 41.2 basis points during the six months ended March 31, 1999, compared to 36.2 basis points for the year ago period. During the six months ended March 31, 1998, the Company recorded a $4.8 million valuation allowance. This allowance recognized the risks associated with increased prepayments on the servicing portfolio's underlying loans. No additional valuation allowance was required during the current period. The Company services loans for its own portfolio ($4.5 billion at March 31, 1999) as well as others ($22.8 billion at March 31, 1999), bringing the total servicing portfolio to $27.3 billion at March 31, 1999.

     Mortgage banking sales of single family loans increased during the six months ended March 31, 1999, compared to the year ago period, with volumes sold during the current period totalling $2.1 billion, compared to $703.9 million

                                BANK UNITED CORP.


for the year ago period. Increased volumes sold, changes in the mix of product sold and favorable market conditions contributed to higher gains during the current period. Mortgage banking gains totalled $13.2 million for the six months ended March 31, 1999, compared to $2.5 million for the year ago period, for an increase of $10.7 million.

     Other non-interest income, primarily community banking and commercial banking fees, increased $5.4 million, or 41%, during the six months ended March 31, 1999, compared to the year ago period. This increase includes higher checking account and other deposit related fees due to growth in the number of checking accounts from 173,700 at March 31, 1998, to 188,000 at March 31, 1999. Commissions earned on sales of annuities also contributed to this increase as a result of a 19% increase in sales volume during the six months ended March 31, 1999.

NON-INTEREST EXPENSE

     Non-interest expense was $109.5 million and $88.2 million for the six months ended March 31, 1999 and 1998. Included in these amounts are litigation expenses of $4.1 million and $900,000, respectively, related to the Company's Court of Claims case against the federal government. See "Legal Proceedings". Excluding these litigation expenses, non-interest expense for the six months ended March 31, 1999 and 1998, was $105.5 million and $87.3 million, for an increase of 21%. The expense increase during the current period was principally the result of higher levels of loan activity and branch acquisitions. The number of corporate branches (including wholesale loan origination, commercial banking and community banking branches) increased 21%, while the number of employees increased 32%, during the six months ended March 31, 1999, compared to the year ago period. Despite the increase in non-interest expenses during the current period, the efficiency ratio improved from 50.39% for the six months ended March 31, 1998, to 48.36% for the six months ended March 31, 1999.

     Subsequent to March 31, 1999, the Company opened 48 new community banking branches in Kroger Stores in the Dallas/Fort Worth and Houston markets. Beginning in the third quarter of fiscal 1999, the Company's results of operations will include the effect of this growth in the community banking branch network.

INCOME TAX EXPENSE

     Income tax expense increased during the six months ended March 31, 1999, primarily due to two positive income tax adjustments totalling $33.5 million recorded during the year ago period. During the six months ended March 31, 1998, the Company successfully resolved an outstanding tax benefit lawsuit with the Federal Deposit Insurance Corporation as manager of the Federal Savings and Loan Insurance Corporation Resolution Fund, which resulted in a positive income tax adjustment of approximately $6.0 million, or $0.18 per diluted share. Additionally, the Company recognized a positive income tax adjustment of $27.5 million, or $0.85 per diluted share, during the year ago period resulting from the anticipated use of additional net operating losses against future taxable income.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION FROM SEPTEMBER 30, 1998 TO MARCH 31, 1999


GENERAL

     Total assets increased during the six months ended March 31, 1999 by $1.2 billion, or 9%, to $14.9 billion. This increase occurred primarily in the loan portfolio. FHLB advances were the principal source of funds used to finance this growth as well as pay down reverse repurchase agreements and federal funds purchased. During the second quarter of fiscal 1999, the Company completed its acquisition of Midland American Bank. Five branches in Midland, Texas were acquired in this transaction with assets totalling $282.5 million and deposits totalling $232.8 million.

     Securities and other investments increased $33.0 million during the six months ended March 31, 1999. During this period, the Company purchased $131.0 million of securities, of which $41.9 million were acquired in the Midland transaction, and $91.2 million matured. Additionally, $202.2 million of Small Business Administration ("SBA") loans were securitized, of which $197.7 million were sold.

     MBS increased $236.9 million, or 25%, during the six months ended March 31, 1999. During this period, $435.3 million of MBSs were purchased, a large portion of which were AAA and AA rated commercial MBSs. Principal repayments were $194.1 million for the six months ended March 31, 1999, compared to $236.1 million for the six months ended March 31, 1998. The decrease in repayments is due to a decline in the average size of the MBS portfolio during the current period.

                                BANK UNITED CORP.

                    ORIGINATION, PURCHASE, AND SALE OF LOANS

                                                         FOR THE SIX MONTHS ENDED MARCH 31,
                                                         ----------------------------------
                                                               1999             1998
                                                           ------------     ------------
                                                                   (IN THOUSANDS)
Beginning balance, September 30 .......................    $ 10,803,744     $  8,995,229
   Fundings
       Single family ..................................       2,399,057        1,959,019
       Commercial .....................................       2,040,570        1,219,141
       Consumer .......................................         142,620          180,030
   Purchases
       Single family ..................................         908,151           79,523
       Commercial .....................................         580,491          391,866
       Consumer .......................................          25,472              172
   Net change in mortgage banker finance line of credit          80,091          204,750
   Repayments
       Single family ..................................      (1,441,142)      (1,118,326)
       Commercial .....................................      (1,372,905)        (874,817)
       Consumer .......................................         (85,535)         (59,800)
   Securitized loans sold or transferred ..............        (592,327)        (520,162)
   Sales ..............................................      (1,813,393)        (463,452)
   Other ..............................................         (67,286)         (26,108)
                                                           ------------     ------------
Ending balance, March 31 ..............................    $ 11,607,608     $  9,967,065
                                                           ============     ============

                                 LOAN PORTFOLIO

                                    MARCH 31,       SEPTEMBER 30,      MARCH 31,
                                      1999             1998              1998
                                   -----------     --------------    -----------
                                                   (IN THOUSANDS)
Single family
   Held for investment ......      $ 4,978,688      $ 4,686,600      $ 4,556,130
   Held for sale ............        1,571,433        2,149,009        2,146,018
Commercial ..................        4,480,710        3,472,579        2,880,053
Consumer ....................          576,777          495,556          384,864
                                   -----------      -----------      -----------
                                   $11,607,608      $10,803,744      $ 9,967,065
                                   ===========      ===========      ===========

     The commercial loan portfolio increased $1.0 billion, or 29%, since September 1998. Commercial loan originations, which primarily related to single family construction loans, totalled $2.0 billion for the six months ended March 31, 1999, compared to $1.2 billion for the year ago period. Purchases of commercial loans were $580.5 million during the six months ended March 31, 1999, of which $117.6 million were acquired in the Midland transaction. SBA loans totalling $316.6 million were also purchased during the current period, a portion of which were pooled into securities and sold. Higher principal repayments during the six months ended March 31, 1999 compared to the year ago period were due to the larger size of the portfolio during the current period. All commercial loan categories increased during the six months ended March 31, 1999: single family construction ($284.2 million, or 37%), multi-family ($41.2 million, or 5%), commercial real estate ($248.9 million, or 37%), healthcare ($179.9 million, or 68%), mortgage banker finance line of credit ($80.0 million, or 10%), small business and SBA ($141.1 million, or 118%), and energy and agriculture ($32.8 million, or 100%).

     Single family loan originations totalled $2.4 billion for the six months ended March 31, 1999, compared to $2.0 billion for the year ago period. The increase in originations, as well as higher levels of principal repayments, was due to increased refinancing activity resulting from lower long-term market interest rates during the current period. Refinancings approximated $1.9 billion and $1.4 billion, or 79% and 72%, of total single family loan originations during the six months ended March 31, 1999 and 1998. A large portion of these originations were designated as held for sale, thereby contributing to the increased sales volume during the six months ended March 31, 1999. Single family loan purchases totalled $908.2 million for the six months ended March 31, 1999, compared to $79.5 million for the six months ended March 31, 1998. The volatility in the secondary mortgage market enabled the Company to obtain these loans at favorable spreads.

                                BANK UNITED CORP.


     MSRs increased $20.9 million during the six months ended March 31, 1999. During this period, the Company purchased servicing rights associated with $1.3 billion in loans at a cost of $32.1 million. Additionally, $33.0 million of MSRs were created during the current period through sales of originated single family loans. In an effort to mitigate the risk that increased prepayments would cause a decline in value on the MSR portfolio, the Company enters into interest rate floor agreements. During the six months ended March 31, 1999, the Company reset its hedge position by selling certain interest rate floor agreements and then purchasing new agreements with different terms and maturities. The sale resulted in a deferred gain of $24.2 million. At March 31, 1999, the Company was party to $3.1 billion in interest rate floor agreements. See "Discussion of Results of Operations for the Six Months Ended March 31, 1999 and 1998 - Non-Interest Income."

     The increase in intangible assets includes $28.4 million in goodwill related to the Midland acquisition. Other assets increased primarily due to the continued growth in the Company's servicing portfolio.

     Total deposits increased $285.1 million during the six months ended March 31, 1999, due principally to $232.8 million of deposits acquired in the Midland transaction and $147.5 million in brokered deposits purchased.

     During the six months ended March 31, 1999, the Bank issued $150 million, of 8%, subordinated medium-term notes. Proceeds were used for general business purposes, which may include lending and investment activities, extensions of credit and repayment of borrowings or other obligations.

LIQUIDITY

     The Bank is required by OTS regulations to maintain a certain level of liquidity. The Bank's average daily liquidity ratio for the quarter ended March 31, 1999 was 5.74%, compared to the requirement of 4.0%.

     The primary sources of funds are deposits, FHLB advances, securities sold under agreements to repurchase and federal funds purchased, principal repayments on loans and MBS, and proceeds from the issuance of debt and stock. These funds are principally used to meet ongoing commitments related to deposit withdrawals, repayment of borrowings, funding of existing and continuing loan commitments, and to maintain liquidity. Management believes that the Bank has adequate resources to fund all of its commitments.

     The Company's ability to pay dividends on its common stock and to meet its other cash obligations is dependent upon the receipt of dividends from the Bank. The declaration of dividends by the Bank on all classes of its capital stock is subject to the discretion of the Board of Directors of the Bank, the terms of the Bank preferred stock, and applicable regulatory requirements. At March 31, 1999, the Bank had $139.5 million of available capacity for the payment of dividends under OTS regulations. See "Management's Discussion and Analysis - Capital Resources and Liquidity" in the Company's 1998 Annual Report on Form 10-K.

REGULATORY MATTERS

     The Bank's capital levels at March 31, 1999 and September 30, 1998 qualified it as "well-capitalized", the highest of five tiers under applicable regulatory definitions. The Bank's capital ratios at March 31, 1999 and September 30, 1998, and the regulatory capital requirements were as follows:

                                    MARCH 31,     SEPTEMBER 30,     CAPITAL ADEQUACY    WELL-CAPITALIZED
                                      1999            1998             REQUIREMENT         REQUIREMENT
                                  -------------  ---------------   -------------------  -----------------
Tangible capital..............        6.73%           6.75%                1.50%                -
Core/leverage capital.........        6.75            6.77                 3.00                5.00%
Tier 1 capital................        9.86            9.97                  -                  6.00
Total risk-based capital......       11.92           10.48                 8.00               10.00


YEAR 2000

     The Company has completed repairing and testing all in-house developed software. All planned vendor software upgrades are installed and are substantially tested. Testing with third party service providers is substantially complete. The previously estimated costs to complete the Year 2000 effort have increased by approximately $475,000, to $2.8

                                BANK UNITED CORP.


million, primarily due to unanticipated expenses associated with testing third-party service providers. The Company continues to assess the risks from other environmental factors, such as electrical power supply, and voice and data transmission. Contingency plans are in process and are on schedule to be completed by June 30, 1999. See "Management Discussion and Analysis - Contingencies and Uncertainties - Year 2000" in the Company's 1998 Annual Report on Form 10-K.

DISCUSSION OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

GENERAL

     Net income was $25.1 million ($0.78 per diluted share) for the three months ended March 31, 1999, compared to $46.3 million ($1.43 per diluted share) for the three months ended March 31, 1998. The decrease is principally a result of two positive income tax adjustments recorded during the three months ended March 31, 1998, along with an increase in non-interest expenses during the current period. The effects of these items were partially offset by increases in net interest income, loan servicing and other fees and net gains on mortgage banking sales of single family loans, as well as a lower provision for credit losses.

NET INTEREST INCOME

     Net interest income was $81.4 million for the three months ended March 31, 1999, compared to $71.4 million for the three months ended March 31, 1998, resulting in a $10.0 million, or 14% increase. This increase was due to a $1.8 billion, or 15% increase in average interest-earning assets, as well as a change in the composition of the assets and deposits.

     AVERAGE BALANCE SHEET, INTEREST INCOME/EXPENSE, AND AVERAGE YIELD/RATE

                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                        -------------------------------------------
                                                                            1999
                                                        -------------------------------------------
                                                          AVERAGE                         YIELD/
                                                          BALANCE         INTEREST        RATE (1)
                                                        -----------     -----------     -----------
                                                                  (dollars in thousands)
Interest-earning assets
    Short-term interest-earning assets .............    $   431,607     $     7,517        6.97%
    Securities and other investments ...............        144,507           1,791        5.03
    Mortgage-backed securities .....................      1,122,278          17,694        6.31
    Loans:
           Single family ...........................      6,838,812         116,543        6.82
           Commercial ..............................      4,229,580          82,457        7.83
           Consumer ................................        541,273          10,585        7.93
                                                        -----------     -----------     -------
              Total loans ..........................     11,609,665         209,585        7.24
FHLB stock .........................................        299,268           4,056        5.50
                                                        -----------     -----------     -------
           Total interest-earning assets ...........     13,607,325         240,643        7.10
Non-interest-earning assets ........................      1,143,797
                                                        -----------
           Total assets ............................    $14,751,122
                                                        ===========

Interest-bearing liabilities
    Deposits .......................................    $ 6,443,932          70,694        4.45
    FHLB advances ..................................      5,872,116          74,945        5.11
    Securities sold under agreements to repurchase
     and federal funds purchased ...................        681,371           8,530        5.01
    Notes payable ..................................        231,318           5,088        8.80
                                                        -----------     -----------     -------
           Total interest-bearing liabilities ......     13,228,737         159,257        4.85
Non-interest-bearing liabilities, minority interest,
     and stockholders' equity ......................      1,522,385
                                                        -----------
           Total liabilities, minority interest, and
             stockholders' equity ..................    $14,751,122
                                                        ===========

Net interest income/interest rate spread ...........                    $    81,386        2.25%
                                                                        ===========     =======

Net yield on interest-earning assets ...............                                       2.38%
                                                                                        =======

Ratio of average interest-earning assets to
    average interest-bearing liabilities ...........                                       1.03
                                                                                        =======




                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                          ---------------------------------------------
                                                                               1998
                                                          ---------------------------------------------
                                                            AVERAGE                           YIELD/
                                                            BALANCE        INTEREST           RATE (1)
                                                          ------------   -------------     ------------
                                                                     (dollars in thousands)
Interest-earning assets
    Short-term interest-earning assets .............      $   298,741     $     6,293           8.43%
    Securities and other investments ...............          122,614           2,140           7.08
    Mortgage-backed securities .....................        1,336,361          22,595           6.76
    Loans:
           Single family ...........................        6,791,490         123,978           7.30
           Commercial ..............................        2,735,125          58,019           8.51
           Consumer ................................          305,076           7,010           9.32
                                                          -----------     -----------        -------
              Total loans ..........................        9,831,691         189,007           7.70
FHLB stock .........................................          214,899           3,181           6.00
                                                          -----------     -----------        -------
           Total interest-earning assets ...........       11,804,306         223,216           7.57
Non-interest-earning assets ........................          904,027
                                                          -----------
           Total assets ............................      $12,708,333
                                                          ===========

Interest-bearing liabilities
    Deposits .......................................      $ 6,110,899          74,367           4.94
    FHLB advances ..................................        4,068,040          58,553           5.76
    Securities sold under agreements to repurchase
     and federal funds purchased ...................          989,259          14,019           5.67
    Notes payable ..................................          220,207           4,896           8.89
                                                          -----------     -----------        -------
           Total interest-bearing liabilities ......       11,388,405         151,835           5.37
Non-interest-bearing liabilities, minority interest,
     and stockholders' equity ......................        1,319,928
                                                          -----------
           Total liabilities, minority interest, and
          stockholders' equity .....................      $12,708,333
                                                          ===========

Net interest income/interest rate spread ...........                      $    71,381           2.20%
                                                                          ===========        =======

Net yield on interest-earning assets ...............                                            2.39%
                                                                                             =======

Ratio of average interest-earning assets to
    average interest-bearing liabilities ...........                                            1.04
                                                                                             =======

(1)  Annualized.

                                BANK UNITED CORP.


     The increase in average interest-earning assets came from growth in the Company's higher yielding commercial and consumer loan portfolios. Average commercial and consumer loans increased $1.7 billion, or 57%, during the three months ended March 31, 1999, compared to the three months ended March 31, 1998, due to purchases and fundings. This growth was funded primarily with FHLB advances.

     The net yield was 2.38% for the three months ended March 31, 1999, compared to 2.39% for the three months ended March 31, 1998. Declining asset yields resulting from continued prepayments of higher yielding single family mortgage loans, as well as downward interest rate resets in the commercial loan portfolio, were mitigated by lower funding costs, resulting in a relatively stable net yield during the three months ended March 31, 1999, compared to the year ago period. The interest rate spread for the three months ended March 31, 1999 of 2.25% increased from 2.20% for the three months ended March 31, 1998, due to the effects of commercial loan growth outpacing the high level of mortgage loan prepayments during the three months ended March 31, 1999.

PROVISION FOR CREDIT LOSSES

     The provision for credit losses totalled $5.9 million for the three months ended March 31, 1999, down $5.6 million from $11.5 million for the three months ended March 31, 1998. The decrease in the commercial loan provision and increase in the single family loan provision was primarily due to a reassessment of these allowances during the quarter ended March 31, 1998. The consumer provision was higher during the quarter ended March 31, 1998, primarily due to provisions recorded during that period related to the consumer line of credit portfolio. See "Discussion of Results of Operations for the Six Months Ended March 31, 1999 and 1998 - Provision for Credit Losses".

                           ALLOWANCE FOR CREDIT LOSSES

                                           SINGLE
                                           FAMILY        COMMERCIAL       CONSUMER         TOTAL
                                          --------      ------------    ------------     ----------
                                                               (in thousands)
Balance at December 31, 1997 ........     $ 23,321        $ 10,123        $  1,765        $ 35,209
   Provision ........................       (8,005)         18,485           1,044          11,524
   Net charge-offs ..................       (1,205)           (181)           (932)         (2,318)
                                          --------        --------        --------        --------
Balance at March 31, 1998 ...........     $ 14,111        $ 28,427        $  1,877        $ 44,415
                                          ========        ========        ========        ========

Balance at December 31, 1998 ........     $ 13,186        $ 37,067        $  1,964        $ 52,217
   Provision ........................          671           4,963             264           5,898
   Midland acquisition ..............         --             2,594            --             2,594
   Net charge-offs ..................       (1,016)           (675)           (251)         (1,942)
                                          --------        --------        --------        --------
Balance at March 31, 1999 ...........     $ 12,841        $ 43,949        $  1,977        $ 58,767
                                          ========        ========        ========        ========

NON-INTEREST INCOME

     Non-interest income increased $13.3 million, or 89%, during the three months ended March 31, 1999, compared to the three months ended March 31, 1998.

     Loan servicing fees increased $8.8 million due to a larger portfolio of single family loans serviced for others, which averaged $23.0 billion for the three months ended March 31, 1999, compared to $19.7 billion for the three months ended March 31, 1998, for an increase of $3.3 billion, or 17%. The average service fee per loan also increased to 42.2 basis points for the three months ended March 31, 1999, compared to 34.6 basis points for the year ago period. Increased loan servicing fees in the current period were also the result of a $4.8 million valuation allowance recorded during the three months ended March 31, 1998. See "Discussion of Results of Operations for the Six Months Ended March 31, 1999 and 1998 - Non-Interest Income".

     Mortgage banking gains on sales of single family loans increased $1.9 million during the current period primarily due to an increase in volume sold ($804.2 million for the three months ended March 31, 1999, compared to $575.0 million for the three months ended March 31, 1998).

                                BANK UNITED CORP.


     Other non-interest income, primarily community banking and commercial banking fees, increased $3.3 million, or 48%, during the three months ended March 31, 1999, compared to the three months ended March 31, 1998. This increase includes higher checking account and other deposit related fees due to growth in the number of checking accounts and increased commissions earned on sales of annuities due to a 28% increase in sales volume.

NON-INTEREST EXPENSE

     Non-interest expense was $55.7 million and $47.1 million for the three months ended March 31, 1999 and 1998. Excluding Court of Claims litigation expenses of $1.3 million and $450,000 for the same periods, non-interest expense increased 17%. This increase primarily relates to the Company's expanding operations in terms of offices and growth in staff. See "Discussion of Results of Operations for the Six Months Ended March 31, 1999 and 1998 - Non-Interest Expense".

INCOME TAX EXPENSE

     See "Discussion of Results of Operations for the Six Months Ended March 31, 1999 and 1998 - Income Tax Expense".

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

o the Company's ability to complete its project to assess and resolve any Year 2000 problems on time;

                                BANK UNITED CORP.


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

     For further information regarding these factors, see "Risk Factors" in the prospectus dated April 8, 1999, relating to the universal shelf for the issuance of up to $680 million in various securities filed with the SEC (File No. 333-75937).

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

     The following table represents an analysis of the sensitivity inherent in the Company's net interest income over a 12 month period and market value of portfolio equity arising from hypothetical changes in market interest rates ("MVE"). MVE is the market value of assets, less the market value of liabilities, adjusted for the market value of MSRs and off-balance-sheet instruments. The interest rate scenarios presented in the table include interest rates at March 31, 1999 and September 30, 1998 and adjusted by instantaneous parallel rate changes upward and downward of up to 200 basis points. Each rate scenario has unique prepayment, repricing, and reinvestment assumptions. Prepayments are assumed to increase as rates decrease and to slow as rates increase.


                             MARCH 31, 1999               SEPTEMBER 30, 1998
                    -----------------------------    --------------------------
    CHANGE IN        NET INTEREST                     NET INTEREST
  INTEREST RATES        INCOME            MVE            INCOME          MVE
 ----------------   --------------     ----------    --------------    --------
      +200               0.86%           (8.96)%         (2.92)%        (4.63)%
      +100               1.15            (2.04)          (0.48)         (2.63)
         0               0.00             0.00            0.00           0.00
      -100              (2.53)            0.56            1.13          (3.86)
      -200              (4.65)            6.09            2.39           1.68

                                BANK UNITED CORP.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In July 1995, the Bank, the Parent Company, and Hyperion Partners L.P. (collectively, the "Plaintiffs") filed suit (the "Forbearance Lawsuit") against the United States of America in the United States Court of Federal Claims for breach of contract and other claims. The action arose because the passage of Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and the regulations adopted by the OTS pursuant to FIRREA deprived Plaintiffs of their contractual rights.

     In March 1999, United States Court of Federal Claims granted the Company's motion for summary judgment on the issue of liability and held that the United States was liable for claims in the case filed by the plaintiffs relating to the government's breach of promises made when the Bank acquired a failed savings and loan association in late 1988. The Company's case will now proceed to trial on the amount of damages. The trial is scheduled to begin on September 13, 1999. The Company continues to conduct discovery and to prepare for trial. See "Legal Proceedings" in the Company's Annual Report on Form 10-K.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
     Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of stockholders of the Parent Company was held on March 18, 1999, for the purpose of voting on the election of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation.

     All of the nominees for director listed in the proxy statement were elected with the following vote:

       NOMINEE                  SHARES FOR            SHARES WITHHELD
   Paul M. Horvitz              24,616,316                399,646
   Scott A. Shay                24,162,016                453,946
   Patricia A. Sloan            24,572,348                234,046
   Michael S. Stevens           24,216,765                399,197


        The names of the directors whose terms of office continued after the meeting are as follows:

          Lewis S. Ranieri, Chairman
          Barry C. Burkholder
          Lawrence Chimerine
          David M. Golush
          Alan E. Master
          Anthony J. Nocella
          Salvatore A. Ranieri
          Kendrick R. Wilson III

ITEM 5.   OTHER INFORMATION
     Not applicable.

                                BANK UNITED CORP.

ITEM 6A.  EXHIBITS

EXHIBIT NO.                        IDENTIFICATION OF EXHIBIT
-----------                      -------------------------------

  *10.29a   -  Amendment to the Employment Agreement between the Company and
               Anthony J. Nocella

  *15.1     -  Letter in Lieu of Consent of Deloitte & Touche LLP, independent accountants

  *27.1     -  Financial Data Schedule, Quarter Ended March 31, 1999


  * Filed herewith.

 ITEM 6B.  REPORTS ON FORM 8-K

     On March 24, 1999, the Company filed a report on Form 8-K, including a press release under Item 7 of Form 8-K. This press release announced that the Court of Federal Claims had granted the Company's motion for summary judgment on liability in the Forbearance Lawsuit. (See "Legal Proceedings").

     On April 2, 1999, the Company filed a report on Form 8-K, reporting under
Item 5 of Form 8-K, which disclosed that the trial date in the Forbearance Lawsuit (see "Legal Proceedings") had been set for September 13, 1999.

                                BANK UNITED CORP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                BANK UNITED CORP.
                                                  (Registrant)



Date  MAY 12, 1999                          /s/ BARRY C. BURKHOLDER
                                                Barry C. Burkholder
                                                President
                                                Chief Executive Officer
                                                (Duly Authorized Officer)



Date  MAY 12, 1999                          /s/ ANTHONY J. NOCELLA
                                                Anthony J. Nocella
                                                Vice Chairman
                                                Chief Financial Officer