Form 10-Q
period 1999-06-30
BANK UNITED CORP
filed 1999-08-16
CIK 906420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999.

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ______________


                             Commission File Number:
                                     0-21017

                                BANK UNITED CORP.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                 13-3528556
      -------------------------------                   ----------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

     3200 SOUTHWEST FREEWAY, SUITE 2600
               HOUSTON, TEXAS                                77027
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:      (713) 543-6500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Number of shares outstanding of the registrant's $0.01 par value common stock as of August 11, 1999 were as follows:

              TITLE OF EACH CLASS                  NUMBER OF SHARES
              -------------------                  ----------------
                    Class A                           31,703,646
                    Class B                               --

                               BANK UNITED CORP.
                                     INDEX
                                                                           PAGE

PART I.   FINANCIAL INFORMATION

   Item 1. Condensed Financial Statements................................... 1

           Consolidated Statements of Financial Condition -
           As of June 30, 1999 and September 30, 1998....................... 1

           Consolidated Statements of Operations -
           For the Three and Nine Months Ended June 30, 1999 and 1998....... 2

           Consolidated Statements of Stockholders' Equity -
           For the Nine Months Ended June 30, 1999 and 1998................. 3

           Consolidated Statements of Cash Flows -
           For the Nine Months Ended June 30, 1999 and 1998................. 4

           Notes to Consolidated Financial Statements....................... 5

           Independent Auditors' Review Report.............................. 9

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................... 10

   Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 21

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings............................................... 22

   Item 2. Changes in Securities and Use of Proceeds....................... 22

   Item 3. Defaults Upon Senior Securities................................. 22

   Item 4. Submission of Matters to a Vote of Security Holders............. 22

   Item 5. Other Information............................................... 22

   Item 6. Exhibits and Reports on Form 8-K................................ 22

   Signatures.............................................................. 23

                          PART I. FINANCIAL INFORMATION

ITEM 1.      CONDENSED FINANCIAL STATEMENTS

                                BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                               JUNE 30,       SEPTEMBER 30,
                                                                                 1999             1998
                                                                             ------------     ------------
                                                                              (UNAUDITED)
ASSETS
Cash and cash equivalents ...............................................    $    246,677     $    228,674
Securities purchased under agreements to resell and federal funds sold ..         228,795          474,483
Securities and other investments
     Held to maturity, at amortized cost (fair value of $12.6 million in
       1999 and $2.4 million in 1998) ...................................          12,795            2,412
     Available for sale, at fair value ..................................         111,123           88,938
Mortgage-backed securities
     Held to maturity, at amortized cost (fair value of $327.2 million in
       1999 and $438.7 million in 1998) .................................         334,262          443,886
     Available for sale, at fair value ..................................         735,053          488,172
Loans
     Held for investment (net of allowances for credit losses of
       $63.5 million in 1999 and $47.0 million in 1998) .................      11,549,531        8,566,712
     Held for sale ......................................................         837,315        2,237,032
Federal Home Loan Bank stock ............................................         305,444          242,883
Mortgage servicing rights ...............................................         527,464          410,868
Servicing receivables ...................................................         133,101          118,333
Deferred tax asset ......................................................          94,501          113,581
Premises and equipment ..................................................          86,347           59,889
Intangible assets .......................................................          85,610           59,591
Real estate owned .......................................................          24,090           18,790
Other assets ............................................................         114,648          110,748
                                                                             ------------     ------------
TOTAL ASSETS ............................................................    $ 15,426,756     $ 13,664,992
                                                                             ============     ============

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS'
   EQUITY
LIABILITIES
Deposits ................................................................    $  7,213,264     $  6,798,237
Federal Home Loan Bank advances .........................................       6,018,701        4,783,294
Securities sold under agreements to repurchase and federal
    funds purchased .....................................................         635,289          811,742
Notes payable ...........................................................         368,738          219,720
Other liabilities .......................................................         272,442          182,087
                                                                             ------------     ------------
          Total liabilities .............................................      14,508,434       12,795,080
                                                                             ------------     ------------
MINORITY INTEREST
Preferred stock issued by consolidated subsidiary .......................         185,500          185,500
                                                                             ------------     ------------
STOCKHOLDERS' EQUITY
Common stock ............................................................             317              316
Paid-in capital .........................................................         134,893          129,343
Retained earnings .......................................................         618,046          556,708
Unearned stock compensation .............................................          (5,205)            --
Accumulated other comprehensive income - unrealized gains (losses)
 on securities available for sale, net of tax ...........................         (14,166)          (1,454)
Treasury stock, at cost .................................................          (1,063)            (501)
                                                                             ------------     ------------
                                                                                  732,822          684,412
                                                                             ------------     ------------
TOTAL LIABILITIES, MINORITY INTEREST, AND
   STOCKHOLDERS' EQUITY .................................................    $ 15,426,756     $ 13,664,992
                                                                             ============     ============

           See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                                      ENDED JUNE 30,               ENDED JUNE 30,
                                                                  ------------------------    ------------------------
                                                                     1999          1998          1999          1998
                                                                  ----------    ----------    ----------    ----------
                                                                                       (UNAUDITED)
INTEREST INCOME
Short-term interest-earning assets ...........................    $    4,669    $   10,164    $   14,861    $   22,013
Securities and other investments .............................         1,479         1,693         4,897         5,972
Mortgage-backed securities ...................................        17,649        19,962        53,310        66,942
Loans ........................................................       221,403       193,439       643,028       566,574
Federal Home Loan Bank stock .................................         3,852         3,102        11,731         9,440
                                                                  ----------    ----------    ----------    ----------
          Total interest income ..............................       249,052       228,360       727,827       670,941
                                                                  ----------    ----------    ----------    ----------
INTEREST EXPENSE
Deposits .....................................................        72,163        79,448       217,233       221,453
Federal Home Loan Bank advances ..............................        73,729        58,242       219,204       176,999
Securities sold under agreements to repurchase and
   federal funds purchased ...................................         7,114        10,591        25,766        43,216
Notes payable ................................................         7,904         4,892        17,879        14,684
                                                                  ----------    ----------    ----------    ----------
          Total interest expense .............................       160,910       153,173       480,082       456,352
                                                                  ----------    ----------    ----------    ----------

          Net interest income ................................        88,142        75,187       247,745       214,589
PROVISION FOR CREDIT LOSSES ..................................         5,593         1,814        17,977        16,777
                                                                  ----------    ----------    ----------    ----------
         Net interest income after provision for credit losses        82,549        73,373       229,768       197,812
                                                                  ----------    ----------    ----------    ----------
NON-INTEREST INCOME
Loan servicing, net of related amortization ..................        12,285        10,630        39,883        24,089
Net gains
   Sales of single family loans ..............................         3,628         2,923        16,803         5,464
   Securities and mortgage-backed securities .................           332           224         1,117         2,025
   Other loans ...............................................           879           297         1,906           673
                                                                  ----------    ----------    ----------    ----------
          Net gains ..........................................         4,839         3,444        19,826         8,162
Other ........................................................        10,143         8,579        28,854        21,859
                                                                  ----------    ----------    ----------    ----------
          Total non-interest income ..........................        27,267        22,653        88,563        54,110
                                                                  ----------    ----------    ----------    ----------
NON-INTEREST EXPENSE
Compensation and benefits ....................................        28,111        22,683        75,236        62,308
Occupancy ....................................................         5,763         4,376        15,710        12,125
Data processing ..............................................         5,225         4,202        14,202        11,952
Court of claims litigation ...................................         1,749           450         5,826         1,350
Advertising and marketing ....................................         2,067         1,685         5,620         6,230
Other ........................................................        19,885        17,140        55,744        44,818
                                                                  ----------    ----------    ----------    ----------
         Total non-interest expense ..........................        62,800        50,536       172,338       138,783
                                                                  ----------    ----------    ----------    ----------
         Income before income taxes and minority interest ....        47,016        45,490       145,993       113,139
INCOME TAX EXPENSE ...........................................        17,630        17,014        54,995         8,805
                                                                  ----------    ----------    ----------    ----------
          Income before minority interest ....................        29,386        28,476        90,998       104,334
MINORITY INTEREST
Subsidiary preferred stock dividends .........................         4,563         4,563        13,689        13,689
                                                                  ----------    ----------    ----------    ----------
                  NET INCOME .................................    $   24,823    $   23,913    $   77,309    $   90,645
                                                                  ==========    ==========    ==========    ==========

EARNINGS PER COMMON SHARE
   Basic .....................................................    $     0.78    $     0.76    $     2.45    $     2.87
   Diluted ...................................................          0.77          0.74          2.40          2.80

           See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                         COMMON STOCK
                                          -------------------------------------------------
                                                  CLASS A                  CLASS B                                       UNEARNED
                                          -----------------------   -----------------------     PAID-IN     RETAINED      STOCK
                                            SHARES       AMOUNT       SHARES       AMOUNT       CAPITAL     EARNINGS   COMPENSATION
                                          ----------   ----------   ----------   ----------   ----------   ----------  ------------
BALANCE AT
  SEPTEMBER 30, 1997 ..................   28,354,276   $      284    3,241,320   $       32   $  129,286   $  462,551  $       --
    Net income ........................         --           --           --           --           --         90,645          --
    Change in unrealized gains (losses)         --           --           --           --           --           --            --
                                                                                                           ----------
         Total comprehensive income ...         --           --           --           --           --         90,645          --
                                                                                                           ----------
       Dividends declared:  common
        stock  ($0.48 per share) ......         --           --           --           --           --        (15,166)         --
                                          ----------   ----------   ----------   ----------   ----------   ----------  ------------
BALANCE AT
  JUNE 30, 1998 .......................   28,354,276   $      284    3,241,320   $       32   $  129,286   $  538,030  $       --
                                          ==========   ==========   ==========   ==========   ==========   ==========  ============
BALANCE AT
  SEPTEMBER 30, 1998 ..................   28,355,776   $      284    3,241,320   $       32   $  129,343   $  556,708  $       --
    Net income ........................         --           --           --           --           --         77,309          --
    Change in unrealized gains (losses)         --           --           --           --           --           --            --
                                                                                                           ----------
    Total comprehensive income ........         --           --           --           --           --         77,309          --
                                                                                                           ----------
    Dividends declared:  common
        stock  ($0.51 per share) ......         --           --           --           --           --        (15,971)         --
    Conversion of shares ..............    3,241,320          32    (3,241,320)        (32)         --           --            --
    Restricted stock issued............      140,750           1          --           --          5,550         --          (5,551)
    Amortization of unrealized stock
        compensation ..................         --           --           --           --           --           --             346
    Stock repurchased .................         --           --           --           --           --           --            --
                                          ----------   ----------   ----------   ----------   ----------   ----------  ------------
BALANCE AT
  JUNE 30, 1999 .......................   31,737,846   $      317         --     $     --     $  134,893   $  618,046  $     (5,205)
                                          ==========   ==========   ==========   ==========   ==========   ==========  ============

                                           ACCUMULATED
                                              OTHER
                                          COMPREHENSIVE
                                              INCOME -
                                            UNREALIZED         TREASURY STOCK          TOTAL
                                              GAINS      ------------------------   STOCKHOLDERS'
                                             (LOSSES)       SHARES        AMOUNT       EQUITY
                                           ----------    ----------    ----------   -------------
BALANCE AT
  SEPTEMBER 30, 1997 ..................    $    6,326          --      $     --      $  598,479
    Net income ........................          --            --            --          90,645
    Change in unrealized gains (losses)        (4,547)         --            --          (4,547)
                                           ----------                                ----------
        Total comprehensive income ....        (4,547)         --            --          86,098
                                           ----------                                ----------
       Dividends declared:  common
        stock  ($0.48 per share) ......          --            --            --        (15,166)
                                           ----------    ----------    ----------    ----------
BALANCE AT
  JUNE 30, 1998 .......................    $    1,779          --      $     --      $  669,411
                                           ==========    ==========    ==========    ==========
BALANCE AT
  SEPTEMBER 30, 1998 ..................    $   (1,454)      (14,200)   $     (501)   $  684,412
    Net income ........................          --            --            --          77,309
    Change in unrealized gains (losses)       (12,712)         --            --         (12,712)
                                           ----------                                ----------
    Total comprehensive income ........       (12,712)         --            --          64,597
                                           ----------                                ----------
    Dividends declared:  common
        stock  ($0.51 per share) ......          --            --            --         (15,971)
    Conversion of shares ..............          --            --            --            --
    Restricted stock issued............          --            --            --            --
    Amortization of unrealized stock
        compensation ..................          --            --            --             346
    Stock repurchased .................          --         (20,000)         (562)         (562)
                                           ----------    ----------    ----------    ----------
BALANCE AT
  JUNE 30, 1999 .......................    $  (14,166)      (34,200)   $   (1,063)   $  732,822
                                           ==========    ==========    ==========    ==========

           See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)

                                                                           FOR THE NINE MONTHS ENDED JUNE 30,
                                                                          -----------------------------------
                                                                                1999                1998
                                                                          ---------------     ---------------
                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES

     Net cash used by operating activities ..........................     $       (52,507)    $      (950,260)
                                                                          ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase price of acquisitions ..................................            (45,000)            (51,850)
     Assets purchased in acquisitions ................................           (184,968)                 --
     Net change in securities purchased under agreements to resell and
          federal funds sold .........................................            255,962            (491,296)
     Fundings of loans held for investment ...........................         (3,712,585)         (2,694,812)
     Proceeds from principal repayments and maturities of
          Loans held for investment ..................................          3,868,952           3,054,375
          Securities held to maturity ................................              9,369                  --
          Securities available for sale ..............................             93,060             198,922
          Mortgage-backed securities held to maturity ................            115,255              70,898
          Mortgage-backed securities available for sale ..............            162,017             349,563
     Proceeds from the sale of
          Securities available for sale ..............................            340,272             380,452
          Federal Home Loan Bank stock ...............................             11,000              54,325
          Real estate owned acquired through foreclosure .............             27,606              30,134
     Purchases of
          Loans held for investment ..................................         (1,524,236)           (189,929)
          Securities held to maturity ................................             (6,444)             (2,213)
          Securities available for sale ..............................            (84,832)           (273,397)
          Mortgage-backed securities held to maturity ................             (1,613)                 --
          Mortgage-backed securities available for sale ..............           (427,690)            (15,598)
          Mortgage servicing rights ..................................            (70,363)            (68,584)
          Federal Home Loan Bank stock ...............................            (61,831)            (49,891)
   Other changes in loans held for investment ........................           (231,515)           (189,065)
   Other changes in mortgage servicing rights ........................            (32,736)            (23,461)

   Net purchases of premises and equipment ...........................            (33,482)            (18,133)
                                                                          ---------------     ---------------
          Net cash (used) provided by investing activities ...........         (1,533,802)             70,440
                                                                          ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits ..........................................            182,223            (231,907)
     Proceeds from deposits purchased ................................            232,804           1,509,688
     Proceeds from Federal Home Loan Bank advances ...................          3,915,000           2,425,583
     Repayment of Federal Home Loan Bank advances ....................         (2,679,593)         (2,339,633)
     Net change in securities sold under agreements to repurchase
          and federal funds purchased ................................           (176,453)           (416,876)
     Payment of common stock dividends ...............................            (15,971)            (15,166)
     Stock repurchased ...............................................               (562)                 --
     Net proceeds from issuance of subordinated debt .................            146,864                  --
     Repayment of senior notes .......................................                 --                (500)
                                                                          ---------------     ---------------
                  Net cash provided by financing activities ..........          1,604,312             931,189
                                                                          ---------------     ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ............................             18,003              51,369
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................            228,674             121,000
                                                                          ---------------     ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................    $       246,677     $       172,369
                                                                          ===============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest ..........................................    $       475,430     $       460,408
     Cash paid for income taxes ......................................             13,122               6,398
NONCASH INVESTING ACTIVITIES
     Real estate owned acquired through foreclosure ..................             36,054              28,573
     Securitization of loans .........................................            357,457             364,887
     Net transfer of loans (to) from held for investment .............         (1,299,624)            670,461

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

2. BASIS OF PRESENTATION
   The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements have been included. The results of operations for the nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. The interim financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

   Certain amounts within the accompanying Consolidated Financial Statements and the related Notes have been reclassified for comparative purposes to conform to the current presentation. Such reclassifications had no effect on previously presented net income or retained earnings.

3. LOANS
   Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". The adoption of this statement did not have a material impact on the overall allowance for credit losses. These pronouncements state that a loan is considered "impaired" when it is probable that the creditor will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Smaller balance homogeneous loans, including single family residential and consumer loans, are not individually evaluated for impairment as they are excluded from the scope of SFAS No. 114. These loans, however, are considered when determining the adequacy of the allowance for credit losses.

   Impaired loans are identified and measured in conjunction with management's review of non-performing loans, classified assets and the allowance for credit losses. Impairment of large non-homogeneous loans is measured one of three ways: discounting estimated future cash flows, or the loan's market price, or the fair value of the collateral, if the loan is collateral dependent. If the measurement of the loan is less than the recorded investment of the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount), the impairment is recognized by a charge to operations or an allocation of the allowance for credit losses.

4. NOTES PAYABLE
   In January 1999, the Bank filed a registration statement with the Office of Thrift Supervision ("OTS") to establish a $500 million medium-term note program. The program provides for the issuance of notes on a continuous basis by the Bank. In March 1999, the Bank issued $150 million, par value, of subordinated medium-term notes due in full in March 2009 with a stated rate of 8% and an effective rate of 8.1%. Net proceeds from the issuance of these notes were used for general business purposes. The medium-term notes are unsecured general obligations of the Bank. In a liquidation, holders of the medium-term notes could receive, if anything, significantly less than holders of deposit liabilities of the Bank.

                                BANK UNITED CORP.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. EARNINGS PER COMMON SHARE
   Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares and potential dilutive common shares outstanding during the period. Potential dilutive common shares are computed using the treasury stock method.

                                                         FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                             ENDED JUNE 30,            ENDED JUNE 30,
                                                         ---------    ---------    ---------    ---------
                                                            1999         1998         1999        1998
                                                         ---------    ---------    ---------    ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME
Net income applicable to common shares ..............    $  24,823    $  23,913    $  77,309    $  90,645
                                                         =========    =========    =========    =========

SHARES
Weighted-average common shares outstanding ..........       31,691       31,596       31,607       31,596
Potential dilutive common shares ....................          681          846          632          765
                                                         ---------    ---------    ---------    ---------
Weighted-average common shares and potential dilutive
     common shares ..................................       32,372       32,442       32,239       32,361
                                                         =========    =========    =========    =========

BASIC EPS ...........................................    $    0.78    $    0.76    $    2.45    $    2.87

DILUTED EPS .........................................         0.77         0.74         2.40         2.80

   Options to purchase 532,950 and 10,000 shares of common stock at weighted-average prices of $44.54 and $56.35 outstanding at June 30, 1999 and 1998, respectively, were excluded from the computation of diluted EPS for the three months ended June 30, 1999 and 1998 because the options' exercise price was greater than the average market price of the common shares. Options to purchase 538,544 and 15,718 shares of common stock at weighted-average prices of $44.65 and $53.75 outstanding at June 30, 1999 and 1998, respectively, were excluded from the computation of diluted EPS for the nine months ended June 30, 1999 and 1998 because the options' exercise price was greater than the average market price of the common shares.

6. SUMMARY OF STOCK-BASED COMPENSATION
   The Company has granted stock options to certain employees and members of its Board of Directors under incentive and compensation plans. See the Company's 1998 Annual Report on Form 10-K for additional disclosures regarding these options.

                                                                AT JUNE 30,
                                      ------------------------------------------------------------
                                                 1999                            1998
                                      ----------------------------    ----------------------------
                                      NUMBER OF   WEIGHTED-AVERAGE    NUMBER OF   WEIGHTED-AVERAGE
                                       OPTIONS     EXERCISE PRICE      OPTIONS     EXERCISE PRICE
                                      ---------   ----------------    ---------   ----------------
Outstanding at end of period .....    3,195,370    $         32.43    1,647,220    $         24.73
Vested at end of period ..........    1,192,020              20.48      828,096              20.67
Exercisable at end of period .....       32,500              32.16       34,000              32.46

   During the third quarter of fiscal 1999, the Company established the 1999 Stock Incentive Plan for certain officers, employees, and consultants of the Company. Stock options, stock appreciation rights, restricted stock, and performance units may be issued under this plan and 900,000 shares of Company common stock have been reserved for grant under this plan.

                                BANK UNITED CORP.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   In April 1999, the Company issued 140,750 shares of restricted stock from the 1996 and 1999 Stock Incentive Plans. These shares will fully vest by April 2003 (20% vests April 2001, 30% vests April 2002 and 50% vests April 2003). The market value of the restricted stock at the time of grant, which totalled $5.6 million, was recorded as unearned stock compensation and is shown as a separate component of stockholders' equity. The unearned stock compensation is amortized to compensation expense over the vesting period.

7. STOCKHOLDERS' EQUITY
   In June 1999, the Company released certain transfer restrictions on 7,887,436 shares of its outstanding common stock. These restrictions were agreed to by shareholders who owned five percent or more of the Company's common stock at the time of its initial public offering and would have expired in August 1999. As a result of the lifting of these restrictions, the Company's Class B common stock was converted to Class A common stock during June 1999. In July 1999, the remaining 318,342 shares of common stock that were restricted at the time of the initial public offering were also released.

   In June 1999, the Company increased the quarterly common stock dividend 15.625% to $0.185 per share from $0.16 per share.

8. ACQUISITIONS
   In February 1999, the Company acquired Midland American Bank, a commercial bank operating five branches in Midland, Texas, with assets of $282.5 million and deposits of $232.8 million. The accounts and results of operations of Midland were included in the Consolidated Financial Statements beginning February 12, 1999 as this acquisition was accounted for as a purchase. The goodwill related to this acquisition of $28.6 million is being amortized on a straight-line basis over 15 years.

   In March 1999, the Company signed an agreement to purchase Texas Central Bank, a commercial bank operating three branches in the Dallas area, with assets of $121 million and deposits of $100 million. The acquisition has received all regulatory approvals and is expected to close in late August and is expected to be accounted for as a pooling of interests.

9. RECENT ACCOUNTING STANDARDS
   As of October 1, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to stockholders. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. Disclosures under SFAS No. 131 are not required for interim financial statements in the initial year of application.

   As of October 1, 1998, the Company adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which requires that any mortgage-backed security ("MBS") retained after securitization of a mortgage loan held for sale be classified based on the Company's intentions. Any retained MBS that are committed to be sold before or during the securitization process must be classified as trading.

   SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated and securities held to maturity may be transferred to available for sale or trading. This statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 on October 1, 2000 and is evaluating the impact, if any, this statement may have on its future Consolidated Financial Statements.

                                BANK UNITED CORP.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SUBSEQUENT EVENTS

   In July 1999, the Company filed a registration statement with the SEC to amend and supplement the universal shelf registration the Company filed in April 1999. Up to $830 million in securities may be issued under the universal shelf, including preferred stock, class A common stock, depositary shares, junior subordinated debt securities, stock purchase contracts, and stock purchase units of the Company, as well as trust preferred securities of a statutory business trust formed under Delaware law. The specific terms of any issue of securities will be determined and set forth in a prospectus supplement in the event securities under the prospectus are offered for sale.

   In August 1999, under the universal shelf, the Company issued 2,000,000 shares of 8% Premium Income Equity Securities ("Corporate PIES") for a price of $50 per Corporate PIES. Each Corporate PIES consists of (a) a purchase contract for shares of Company common stock and (b) a share of Company preferred stock ("Preferred Stock Series B").

      The purchase contract obligates the holder of the Corporate PIES to purchase shares of the Company's common stock in August 2002. Upon purchase of the common stock, the holder of the Corporate PIES must remit $50 per Corporate PIES owned in exchange for shares of the Company's common stock. The number of shares of the Company's common stock ultimately issued to the holder will depend on the average closing price of the common stock over a 20-day trading period preceding the time of purchase.

      The cumulative Preferred Stock Series B, which has a liquidation preference of $50 per share, and certain voting rights, may be redeemed at the option of the Company on or after October 2002 and will be subject to mandatory redemption in full in August 2004. The share of Preferred Stock Series B will be pledged to the Company as collateral to secure the holders' obligation to purchase the Company's common stock under the purchase contract.

   The proceeds from the offering will be used for general corporate purposes, which may include increasing the equity capital of Bank United.

   Also in August 1999, the Company issued 1,200,000 shares of 7.55% cumulative preferred stock ("Preferred Stock Series A"), for a price of $50 per share. Preferred Stock Series A has a $50 per share liquidation preference, certain voting rights, may be redeemed at any time on or after February 2000 at 100% of its liquidation preference, and will be subject to mandatory redemption in full in August 2004. The proceeds from the offering will be used for general corporate purposes.

   The issuance of the Corporate PIES and the Preferred Stock Series A caused an Ownership Change under the Internal Revenue code. This Ownership Change will defer the utilization of certain of the Company's net operating losses, with the result that the Company will no longer be required to share certain benefits of these losses with a third party pursuant to a contractual agreement entered into in connection with the acquisition of Bank United. This deferral will result in the recognition of an estimated $13.0 million tax benefit during the quarter ended September 30, 1999. See "Taxation" in the Company's 1998 Annual Report on Form 10-K.

INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Stockholders
Bank United Corp.:

We have reviewed the condensed consolidated statement of financial condition of Bank United Corp. and its subsidiaries (collectively known as the Company) as of June 30, 1999, and the related condensed consolidated statements of operations for the three-month and nine-month periods then ended and the related condensed consolidated statements of stockholders' equity and cash flows for the nine-month period then ended. These condensed consolidated financial statements are the responsibility of the Company's management. The condensed consolidated statements of financial condition of Bank United Corp. and its subsidiaries and the related condensed consolidated statements of operations for the three-month and nine-month periods ended June 30, 1998, and the six-month and three-month periods ended March 31, 1999 and December 31, 1998, and the related condensed consolidated statements of stockholders' equity and cash flows for the nine-month period ended June 30, 1998, and the six-month and three-month periods ended March 31, 1999 and December 31, 1998, were reviewed by other accountants whose reports (dated August 12, 1998, January 22, 1999 and April 27, 1999) stated that they were not aware of any material modifications that should be made to those condensed consolidated statements for them to be in conformity with generally accepted accounting principles.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion on the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at June 30, 1999, and for the three-month and nine-month periods then ended for them to be in conformity with generally accepted accounting principles.

The consolidated balance sheet of Bank United Corp. and subsidiaries as of September 30, 1998 and the related consolidated statement of operations, common stockholders' equity and cash flows for the year then ended (not presented herein) were audited by other auditors whose report (dated October 21, 1998) expressed an unqualified opinion on those consolidated financial statements. The information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1998 has been derived from such consolidated balance sheet.

KPMG LLP
Houston, Texas
July 27, 1999

                                BANK UNITED CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

GENERAL
   Net income was $77.3 million or $2.40 per diluted share for the nine months ended June 30, 1999, compared to $90.6 million or $2.80 per diluted share for the nine months ended June 30, 1998. Two positive income tax adjustments totalling $33.5 million recorded during the nine months ended June 30, 1998 were the principal reasons for the decrease. Net interest income increased due to higher levels of interest-earning assets, particularly in the commercial lending businesses. Non-interest income increased due to higher average service fee rates along with an increase in the servicing portfolio, as well as increased mortgage banking gains. Non-interest expenses increased due primarily to higher levels of loan activity and community bank branch expansion.

NET INTEREST INCOME
   Net interest income was $247.7 million for the nine months ended June 30, 1999, compared to $214.6 million for the nine months ended June 30, 1998, resulting in a $33.1 million, or 15%, increase. This increase was due to a $1.7 billion, or 15%, increase in average interest-earning assets, as well as a change in the composition of the assets and deposits.

      AVERAGE BALANCE SHEET, INTEREST INCOME/EXPENSE, AND AVERAGE YIELD/RATE

                                                                            FOR THE NINE MONTHS ENDED JUNE 30,
                                                      -------------------------------------   -------------------------------------
                                                                        1999                                   1998
                                                      -------------------------------------   -------------------------------------
                                                        AVERAGE                     YIELD/      AVERAGE                     YIELD/
                                                        BALANCE       INTEREST     RATE (1)     BALANCE       INTEREST     RATE (1)
                                                      -----------   -----------   ---------   -----------   -----------   ---------
                                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets
 Short-term interest-earning assets ................  $   385,188   $    14,861        5.09%  $   383,201   $    22,013        7.58%
 Securities and other investments ..................      144,270         4,897        4.54       118,082         5,972        6.76
 Mortgage-backed securities ........................    1,116,237        53,310        6.37     1,331,274        66,942        6.70
 Loans:
    Single family ..................................    6,749,354       358,151        7.08     6,679,405       371,774        7.42
    Commercial .....................................    4,253,843       252,590        7.90     2,671,982       171,709        8.55
    Consumer .......................................      546,949        32,287        7.89       348,332        23,091        8.86
                                                      -----------   -----------   ---------   -----------   -----------   ---------
         Total loans ...............................   11,550,146       643,028        7.42     9,699,719       566,574        7.78
 FHLB stock ........................................      286,185        11,731        5.48       210,429         9,440        6.00
                                                      -----------   -----------   ---------   -----------   -----------   ---------
      Total interest-earning assets ................   13,482,026       727,827        7.19    11,742,705       670,941        7.61
Non-interest-earning assets ........................    1,119,572                                 854,910
                                                      -----------                             -----------
      Total assets .................................  $14,601,598                             $12,597,615
                                                      ===========                             ===========

Interest-bearing liabilities
   Deposits ........................................  $ 6,456,518       217,233        4.50   $ 5,936,938       221,453        4.99
   FHLB advances ...................................    5,633,886       219,204        5.14     4,082,665       176,999        5.72
   Securities sold under agreements to repurchase
    and federal funds purchased ....................      667,736        25,766        5.09       996,419        43,216        5.72

   Notes payable ...................................      273,649        17,879        8.71       220,121        14,684        8.89
                                                      -----------   -----------   ---------   -----------   -----------   ---------
         Total interest-bearing liabilities ........   13,031,789       480,082        4.90    11,236,143       456,352        5.40
Non-interest-bearing liabilities, minority interest,
    and stockholders' equity .......................    1,569,809                               1,361,472
                                                      -----------                             -----------
         Total liabilities, minority interest, and
           stockholders' equity ....................  $14,601,598                             $12,597,615
                                                      ===========                             ===========

Net interest income/interest rate spread ...........                $   247,745        2.29%                $   214,589        2.21%
                                                                    ===========   =========                 ===========   =========

Net yield on interest-earning assets ...............                                   2.45%                                   2.44%
                                                                                  =========                               =========

Ratio of average interest-earning assets to
   average interest-bearing liabilities ............                                   1.03                                    1.05
                                                                                  =========                               =========

(1) Annualized.

                                BANK UNITED CORP.

    The increase in average interest-earning assets came from growth in the Company's higher yielding commercial and consumer loan portfolios. Average commercial and consumer loans totalled $4.8 billion for the nine months ended June 30, 1999, for an increase of $1.8 billion, or 59%, over the year ago period, due to fundings and purchases. For the nine months ended June 30, 1999, average commercial and consumer loans comprised 36% of total interest-earning assets compared to 26% for the year ago period. Average deposits increased $519.6 million, or 9% during the nine months ended June 30, 1999, as compared to the year ago period. The Midland acquisition and overall growth in transaction accounts, particularly lower cost checking and money market accounts, were the principal reasons for this increase. For the nine months ended June 30, 1999, average transaction accounts were $3.1 billion or 48% of average outstanding deposits, up from $2.6 billion or 44% from the year ago period. The growth in assets was funded primarily with Federal Home Loan Bank ("FHLB") advances and the increase in deposits. See "Discussion of Changes in Financial Condition from September 30, 1998 to June 30, 1999."

    The net yield on interest-earning assets ("net yield") remained relatively stable at 2.45% for the nine months ended June 30, 1999, compared to 2.44% for the nine months ended June 30, 1998. The favorable effects on the net yield resulting from higher levels of commercial and consumer loans, as well as increased transaction accounts, was less evident due to the effects of the overall decline in market interest rates during the current period compared to the year ago period. Overall, the improvement in the cost of funds exceeded the decline in asset yields.

PROVISION FOR CREDIT LOSSES
    Company management periodically evaluates each loan portfolio based on a variety of factors in an effort to determine that the period end allowance for credit loss level is adequate to cover probable losses. The allowance for credit losses totalled $63.5 million or .51% of total loans at June 30, 1999, compared to $47.0 million or .44% at September 30, 1998, and $44.9 million or .46% at June 30, 1998. The provision for credit losses totalled $18.0 million for the nine months ended June 30, 1999, up $1.2 million from $16.8 million for the nine months ended June 30, 1998.

                           ALLOWANCE FOR CREDIT LOSSES

                                     SINGLE
                                     FAMILY     COMMERCIAL    CONSUMER     TOTAL
                                    --------    ----------    --------    --------
                                                   (IN THOUSANDS)
Balance at September 30, 1997 ...   $ 24,538    $    8,766    $  5,870    $ 39,174
    Provision ...................     (9,041)       21,877       3,941      16,777
    Net charge-offs .............     (2,912)         (463)     (7,641)    (11,016)
                                    --------    ----------    --------    --------
Balance at June 30, 1998 ........   $ 12,585    $   30,180    $  2,170    $ 44,935
                                    ========    ==========    ========    ========

Balance at September 30, 1998 ...   $ 12,503    $   32,269    $  2,255    $ 47,027
    Provision ...................      4,138        13,146         693      17,977
    Midland acquisition .........         --         2,594          --       2,594
    Net charge-offs .............     (2,254)         (885)       (979)     (4,118)
                                    --------    ----------    --------    --------
Balance at June 30, 1999 ........   $ 14,387    $   47,124    $  1,969    $ 63,480
                                    ========    ==========    ========    ========

   During the nine months ended June 30, 1998, the Company determined that the allowance for single family loans held for investment could be reduced based on the portfolio's historical losses as well as a decrease in the outstanding portfolio balance. Accordingly, $9.1 million of the single family allowance was reversed through a negative provision. At June 30, 1998, the single family held for investment allowance ratio was 31 basis points. During the nine months ended June 30, 1999, the Company determined that the allowance for single family loans held for investment could be further reduced based on the portfolio's historical losses. Accordingly, the single family held for investment allowance ratio was reduced to 24 basis points at June 30, 1999. Excluding the negative provisions in both periods due to the loss ratio reassessment, the increase in the single family provision during the current nine month period related to the increase in the single family held for investment loan portfolio. The single family held for investment loan portfolio increased from $4.1 billion at June 30, 1998, to $5.9 billion at June 30, 1999.

                               BANK UNITED CORP.

   During the nine months ended June 30, 1998, the Company increased the allowance for credit losses on its commercial loan portfolio due to growth in that portfolio and the increased risks associated with this type of asset. At June 30, 1998, the commercial loan portfolio totalled $3.2 billion or 32% of the total loan portfolio, up from $2.2 billion or 24% at September 30, 1997. The commercial loan portfolio is comprised of residential and nonresidential commercial loans. The nonresidential commercial loan portfolio includes commercial real estate, healthcare, and small business loans. Default rates and loss severity on nonresidential commercial loans are generally greater than residential commercial loans. Accordingly, the Company increased the commercial loss reserve associated with the nonresidential commercial loans. This factor coupled with the increased balance in the total commercial loan portfolio (both in absolute dollars as well as percentage composition of total portfolio), resulted in an increase in the commercial loan allowance to approximately one percent of commercial loans held for investment or $30.2 million at June 30, 1998. The related provision for the nine months ended June 30, 1998 was $21.9 million.

   At June 30, 1999, the commercial loan allowance totalled $47.1 million or 93 basis points (1.91% for nonresidential commercial loans) with the related provision totalling $13.1 million for the nine months ended June 30, 1999. The provision for the nine months ended June 30, 1999, was a result of the continued growth in the commercial loan portfolio. The total commercial loan portfolio increased to $5.2 billion at June 30, 1999, up $1.7 billion or 48% from $3.5 billion at September 30, 1998.

   The consumer loan provision was higher during the nine months ended June 30, 1998, primarily due to provisions recorded during that period related to the consumer line of credit portfolio. The consumer line of credit portfolio totalled $37.6 million and was sold during the second quarter of fiscal 1998. Charge-offs of $4.9 million related to this sale were recorded in the nine months ended June 30, 1998.

                              NONPERFORMING ASSETS

                                             JUNE 30,   SEPTEMBER 30,   JUNE 30,
                                               1999        1998           1998
                                             --------   -------------   -------
                                                       (IN THOUSANDS)
Nonaccrual loans
    Single family .........................  $ 67,042   $      55,800   $60,190
    Commercial ............................     7,005           5,344     5,667
    Consumer ..............................       911             688       576
                                             --------   -------------   -------
                                               74,958          61,832    66,433
Premium (discounts) .......................        13             116        87
                                             --------   -------------   -------
    Net nonaccrual loans ..................    74,971          61,948    66,520
REO
    Single family .........................    18,880          19,357    19,028
    Commercial ............................     6,197              --        --
                                             --------   -------------   -------
                                               25,077          19,357    19,028
                                             --------   -------------   -------
       Total nonperforming assets .........  $100,048   $      81,305   $85,548
                                             ========   =============   =======

   The increase in nonperforming assets from September 30, 1998 to June 30, 1999 was due to an increase in single family nonaccrual loans, which increased $11.2 million or 20%, and in commercial real estate owned ("REO"), which increased $6.2, up from zero. Single family nonaccrual loans increased due primarily to delinquencies of loans that were purchased during the current period. Subsequent to June 30, 1999, the Company exercised its right to put back $2.9 million of these purchased loans to the seller. Excluding the loans put back, adjusted nonperforming assets and the nonperforming asset to total asset ratio at June 30, 1999 would have been $97.1 million and .63%. The increase in the commercial REO portfolio was due to the foreclosure of a purchased multi-family loan and a loan to a single family builder. The Company believes it will recover its current investment in the properties at the time of sale.

                               BANK UNITED CORP.

                          SELECTED ASSET QUALITY RATIOS

                                                         AT OR FOR THE           AT OR FOR              AT OR FOR THE
                                                       NINE MONTHS ENDED       THE YEAR ENDED          NINE MONTHS ENDED
                                                         JUNE 30, 1999       SEPTEMBER 30, 1998          JUNE 30, 1998
                                                      -------------------    -------------------      -------------------
Allowance for credit losses to net nonaccrual loans
    Single family .................................         21.44%                 22.36%                   20.87%
    Commercial ....................................        674.26                 604.51                   533.12
    Consumer ......................................        221.48                 329.20                   380.70
    Total .........................................         84.67                  75.91                    67.55
Allowance for credit losses to total loans ........          0.51                   0.44                     0.46
Nonperforming assets to total assets ..............          0.65                   0.59                     0.65
Net nonaccrual loans to total loans ...............          0.60                   0.57                     0.68
Nonperforming assets to total loans and REO .......          0.80                   0.75                     0.88
Net loan charge-offs to average loans - annualized
    Single family .................................          0.06                   0.06                     0.06
    Total .........................................          0.05                   0.13                     0.15

(1) Excluding charge-offs in December 1997 totalling $4.9 million related to the January 1998 sale of the consumer lineof credit portfolio, the total charge-off ratio would have been 0.08% for the nine months ended June 30, 1998 and 0.08% for fiscal 1998.

   The following table summarizes the recorded investments in impaired loans, related allowances and income recognition information as required by SFAS No. 114:

                                                          AT OR FOR THE THREE        AT OR FOR
                                                              MONTHS ENDED        THE YEAR ENDED
                                                             JUNE 30, 1999       SEPTEMBER 30, 1998
                                                          -------------------   -------------------
                                                                       (IN THOUSANDS)
Impaired loans with related allowance .................      $    2,397             $       --
Impaired loans with no related allowance ..............             556                  3,589
                                                             ----------             ----------
Total impaired loans ..................................           2,953                  3,589
Allowance for impaired loans ..........................             817                     --
Average impaired loans ................................           2,969                  3,600

   The impaired loans outstanding at September 30, 1998, were paid in full during the three months ended June 30, 1999.

NON-INTEREST INCOME
   Non-interest income totalled $88.6 million for the nine months ended June 30, 1999, compared to $54.1 million for the nine months ended June 30, 1998, for an increase of $34.5 million, or 64%. Non-interest income is comprised of loan servicing fees, community banking and commercial banking related fees and gains from mortgage banking and Small Business Administration ("SBA") banking.

   Net loan servicing fees increased $15.8 million, or 66%, during the nine months ended June 30, 1999, compared to the nine months ended June 30, 1998. This increase was due to a larger servicing portfolio and higher servicing fees received per loan. On average, the portfolio of single family loans serviced for others was $22.9 billion for the nine months ended June 30, 1999, compared to $20.8 billion for the nine months ended June 30, 1998, for an increase of $2.1 billion, or 10%. The portfolio's growth came from purchases of servicing rights and sales of originated single family loans, partially offset by payoffs and amortization. Purchases of servicing rights totalled $5.6 billion during the current period, including $3.4 billion on June 30. Loan servicing rights purchased during the current period included a significant amount of government guaranteed loans that yield a higher servicing fee per loan, thereby contributing to the increased servicing fees earned. The average annualized service fee per loan was 41.4 basis points

                               BANK UNITED CORP.

during the nine months ended June 30, 1999, compared to 36.8 basis points for the year ago period. During the nine months ended June 30, 1998, the Company recorded a $4.8 million valuation allowance to recognize the risks associated with expected increased prepayments on the servicing portfolio's underlying loans. No additional valuation allowance was required during the current period. The Company services loans for its own portfolio ($4.7 billion at June 30, 1999) as well as others ($25.9 billion at June 30, 1999), bringing the total servicing portfolio to $30.6 billion at June 30, 1999.

   Net gains from mortgage banking and SBA banking sales made in the ordinary course of business comprised the majority of the $19.8 million of gains during the nine months ended June 30, 1999, up $11.7 million, or 143% over the year ago period. Increased volumes sold ($2.6 billion during the current period compared to $1.3 billion during the prior year period) and changes in the mix of products sold resulted in higher mortgage banking gains of $16.8 million during the nine months ended June 30, 1999, compared to $5.5 million during the nine months ended June 30, 1998. Increased SBA banking sales resulted in a $1.0 million, or 42% increase in related gains, which totalled $3.4 million during the nine months ended June 30, 1999, compared to $2.4 million during the year ago period.

   Other non-interest income, which is primarily comprised of community banking and commercial banking related fees, increased $7.0 million, or 32%, during the nine months ended June 30, 1999, compared to the year ago period. Growth in the number of checking accounts from 173,000 at June 30, 1998, to 208,000 at June 30, 1999 contributed to increased checking account and other deposit related fees. Commissions earned on sales of annuities due to increased volumes sold and income related to the mortgage banker finance business also contributed to this increase.

NON-INTEREST EXPENSE
   Non-interest expense was $172.3 million and $138.8 million for the nine months ended June 30, 1999 and 1998. Included in these amounts are litigation expenses of $5.8 million and $1.4 million related to the Company's Court of Claims case against the federal government. See "Legal Proceedings". Excluding these litigation expenses, non-interest expense for the nine months ended June 30, 1999 and 1998, was $166.5 million and $137.4 million, for an increase of 21%. This increase exhibits the continued growth in all businesses of the Company, most particularly the community bank and the commercial bank. During the nine months ended June 30, 1999, the community bank's retail branch network expanded from 80 branch locations to 144. The Midland acquisition in February 1999 and the 7-Day Banking Center initiative, which resulted in the opening of 48 new Kroger store locations in April 1999, contributed to this growth. Costs incurred during third quarter 1999 relating to the 7-Day Banking Center initiative approximated $3.7 million or $.07 per diluted share. Record loan volumes in the commercial bank contributed to additional expenses in that business. Technology initiatives, including the Year 2000 effort, and real estate owned expenses also contributed to the overall expense increase. The Company's efficiency ratio for the nine months ended June 30, 1999 was 49.93% compared to 50.23% for the year ago period.

INCOME TAX EXPENSE
   Income tax expense increased during the nine months ended June 30, 1999, primarily due to two positive income tax adjustments totalling $33.5 million recorded during the year ago period. During the nine months ended June 30, 1998, the Company successfully resolved an outstanding tax benefit lawsuit with the Federal Deposit Insurance Corporation, which resulted in a positive income tax adjustment of approximately $6.0 million, or $0.18 per diluted share. Additionally, the Company recognized a positive income tax adjustment of $27.5 million, or $0.85 per diluted share, during the year ago period resulting from the anticipated use of additional net operating losses against future taxable income.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION FROM SEPTEMBER 30, 1998 TO JUNE 30, 1999

GENERAL
   Total assets increased $1.8 billion or 13% to $15.4 billion at June 30, 1999 from $13.6 billion at September 30, 1998. This increase occurred primarily due to growth in the commercial loan portfolio, which was financed with FHLB advances and higher deposit levels.

                                  BANK UNITED

   Securities and other investments increased $32.6 million during the nine months ended June 30, 1999. During this period, the Company purchased $133.2 million of securities, of which $41.9 million were acquired in the Midland transaction, and $100.0 million matured. Additionally, $355.8 million of SBA loans were securitized, of which $339.6 million were sold.

   MBS increased $137.3 million, or 15%, during the nine months ended June 30, 1999. During this period, $435.3 million of MBSs were purchased, a large portion of which were AAA and AA rated commercial MBSs. Principal repayments of $277.3 million for the nine months ended June 30, 1999, were lower than the prior period repayments of $396.3 million due to a lower average portfolio balance outstanding during the current period. The net unrealized loss on securities available for sale increased $12.7 million during the nine months ended June 30, 1999 due to the recent rise in market interest rates.

   Total loans increased $1.6 billion, or 15%, during the nine months ended June 30, 1999, as a result of the Company's continued expansion of its commercial and consumer lending lines of business. At June 30, 1999, commercial and consumer loans totalled 47% of the Company's total loan portfolio, compared to 37% at September 30, 1998.


                     ORIGINATION, PURCHASE, AND SALE OF LOANS

                                                          FOR THE NINE MONTHS ENDED JUNE 30,
                                                          ----------------------------------
                                                               1999               1998
                                                          ---------------    ---------------
                                                                    (IN THOUSANDS)
Beginning balance, September 30 .......................   $    10,803,744    $     8,995,229
   Fundings
       Single family ..................................         3,106,066          2,791,581
       Commercial .....................................         3,182,038          1,942,142
       Consumer .......................................           235,247            308,592
   Purchases
       Single family ..................................         1,304,542            113,100
       Commercial .....................................           899,946            579,843
       Consumer .......................................            25,472                172
   Net change in mortgage banker finance line of credit           285,106            179,602
   Repayments
       Single family ..................................        (1,944,992)        (1,961,711)
       Commercial .....................................        (2,178,987)        (1,380,536)
       Consumer .......................................          (136,017)          (101,449)
   Securitized loans sold or transferred ..............        (1,006,873)        (1,031,320)
   Sales ..............................................        (2,094,634)          (687,696)
   Other ..............................................           (93,812)           (35,760)
                                                          ---------------    ---------------
Ending balance, June 30 ...............................   $    12,386,846    $     9,711,789
                                                          ===============    ===============

                                  LOAN PORTFOLIO

                                      JUNE 30,      SEPTEMBER 30,     JUNE 30,
                                        1999            1998            1998
                                    ------------    ------------    -----------
                                                   (IN THOUSANDS)
Single family
   Held for investment ..........   $  5,938,759    $  4,699,103    $ 4,082,226
   Held for sale ................        712,233       2,149,009      2,048,921
Commercial ......................      5,179,246       3,504,848      3,152,516
Consumer ........................        620,088         497,811        473,061
Less allowance for credit losses         (63,480)        (47,027)       (44,935)
                                    ------------    ------------    -----------
    Total loans receivable ......   $ 12,386,846    $ 10,803,744    $ 9,711,789
                                    ============    ============    ===========

                               BANK UNITED CORP.

   The commercial loan portfolio increased $1.7 billion, or 48%, since September 1998, due to originations and purchases. Commercial loan originations, which primarily related to single family construction loans, totalled $3.2 billion for the nine months ended June 30, 1999, compared to $1.9 billion for the year ago period. Commercial loan purchases during the nine months ended June 30, 1999 included SBA loans of $480.2 million, loans collateralized by commercial real estate of $253.7 million, and loans obtained in the Midland acquisition of $117.6 million. Higher principal repayments during the nine months ended June 30, 1999, compared to the year ago period, were due to a larger portfolio balance outstanding during the current period. All commercial loan categories increased during the nine months ended June 30, 1999: single family construction ($413.8 million, or 53%), multi-family ($72.7 million, or 8%), commercial real estate ($366.9 million, or 72%), commercial syndications ($80.3 million or 46%), healthcare ($281.3 million, or 106%), mortgage banker finance line of credit ($285.1 million, or 36%), small business and SBA ($139.9 million, or 116%), and energy and agriculture ($34.4 million, up from zero).

   Single family loans decreased $197.1 million, or 3%, during the nine months ended June 30, 1999. Single family loan originations totalled $3.1 billion for the nine months ended June 30, 1999, compared to $2.8 billion for the year ago period. The increase in originations was due to increased refinance activity resulting from lower long-term market interest rates during the current period as compared to the year ago period. Refinancings approximated $2.4 billion and $2.0 billion, or 76% and 72%, of total single family loan originations during the nine months ended June 30, 1999 and 1998. A large portion of these originations were designated as held for sale, thereby contributing to the increased sales volume during the nine months ended June 30, 1999. Single family loan purchases totalled $1.3 billion for the nine months ended June 30, 1999, compared to $113.1 million for the nine months ended June 30, 1998.

   The consumer portfolio increased $122.3 million, or 25%, since September 1998, primarily due to originations of home improvement and home equity loans.

   Mortgage servicing rights ("MSRs") increased $116.6 million during the nine months ended June 30, 1999. During this period, the Company purchased servicing rights associated with $5.6 billion in loans at a cost of $132.3 million. At June 30, 1999, servicing rights associated with $4.8 billion of loans had not yet been transferred to the Company, the majority of which is expected to be transferred during the fourth quarter of fiscal 1999. Additionally, $43.4 million of MSRs were created during the current period through sales of originated single family loans. In an effort to mitigate the risk that increased prepayments would cause the MSR portfolio to decline in value, the Company enters into interest rate floor agreements. During the nine months ended June 30, 1999, the Company reset its hedge position by selling certain interest rate floor agreements and then purchasing new agreements with different terms and maturities. The sale resulted in a deferred gain of $24.2 million. At June 30, 1999, the Company was party to $3.3 billion in interest rate floor agreements. See "Discussion of Results of Operations for the Nine Months Ended June 30, 1999 and 1998 - Non-Interest Income."

   The increase in intangible assets includes $28.6 million of goodwill related to the Midland acquisition. The increase in servicing receivables and other liabilities primarily relates to the growth in the Company's servicing portfolio.

   Deposits increased $415.0 million during the nine months ended June 30, 1999, to $7.2 billion. Transaction accounts, which include checking, savings, money market and escrow accounts rose $251.5 million, or 7%, during the nine months ended June 30, 1999. This growth was in part due to deposits obtained in the Midland acquisition, as well as the 7-Day Banking Centers opened during the current period. Brokered deposits increased to $237.9 million at June 30, 1999.

   During the nine months ended June 30, 1999, the Bank issued $150 million of 8% subordinated medium-term notes. Proceeds were used for general business purposes.

LIQUIDITY
   The Bank is required by OTS regulations to maintain a certain level of liquidity. The Bank's average daily liquidity ratio for the quarter ended June 30, 1999 was 5.35%, compared to the requirement of 4.0%.

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

   The Company's ability to pay dividends on its common stock and to meet its other cash obligations is dependent upon the receipt of dividends from the Bank. The declaration of dividends by the Bank on all classes of its capital stock is subject to the discretion of the Board of Directors of the Bank, the terms of the Bank preferred stock, and applicable regulatory requirements. At June 30, 1999, the Bank had $152.4 million of available capacity for the payment of dividends under OTS regulations. See "Management's Discussion and Analysis - Capital Resources and Liquidity" in the Company's 1998 Annual Report on Form 10-K.

REGULATORY MATTERS
   The Bank's capital levels at June 30, 1999 and September 30, 1998 qualified it as "well-capitalized", the highest of five tiers under applicable regulatory definitions. The Bank's capital ratios at June 30, 1999 and September 30, 1998, and the regulatory capital requirements were as follows:

                                        JUNE 30,   SEPTEMBER 30,    CAPITAL ADEQUACY    WELL-CAPITALIZED
                                         1999          1998           REQUIREMENT          REQUIREMENT
                                        -------    -------------    ----------------    ----------------
REQUIREMENT
  Tangible capital ..................      6.60%        6.75%             1.50%               --
  Core/leverage capital .............      6.62         6.77              3.00                5.00%
  Tier 1 capital ....................      9.29         9.97              --                  6.00
  Total risk-based capital ..........     11.24        10.48              8.00               10.00

   The increase in the total risk-based capital ratio during the nine months ended June 30, 1999, was due principally to the March 1999 issuance of $150 million of medium-term notes.

YEAR 2000
   The Company has successfully tested 100% of all critical computer systems and programs for Year 2000 readiness. It has completed repairing and testing all in-house developed software. All planned vendor software upgrades are installed and tested. Testing with third party service providers is complete. The estimated costs to complete the Year 2000 project is $900,000. The Company continues to assess the risks from other environmental factors, such as electrical power supply, and voice and data transmission. Contingency plans have been written and tested. Processes and procedures have been implemented to ensure that non-compliant components are not introduced into a compliant environment. Cash and liquidity plans have been written. A customer awareness program has been implemented. The Company continues to monitor hardware/software vendors and third party service providers for changes to their compliance statement. See "Management's Discussion and Analysis - Contingencies and Uncertainties - Year 2000" in the Company's 1998 Annual Report on Form 10-K.

DISCUSSION OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

GENERAL
   Net income was $24.8 million or $0.77 per diluted share for the three months ended June 30, 1999, compared to $23.9 million or $0.74 per diluted share for the three months ended June 30, 1998. Increased net interest income, resulting from higher levels of interest-earning assets and an increase in the net yield, was offset by an increase in non-interest expenses, primarily due to higher levels of loan activity and community bank branch expansion.

NET INTEREST INCOME
   Net interest income was $88.1 million for the three months ended June 30, 1999, compared to $75.2 million for the three months ended June 30, 1998, resulting in a $12.9 million, or 17% increase. This increase was due to a $1.8 billion, or 15%, increase in average interest-earning assets, a change in the composition of the assets and deposits and an improvement in the net yield.

                               BANK UNITED CORP.

     AVERAGE BALANCE SHEET, INTEREST INCOME/EXPENSE, AND AVERAGE YIELD/RATE

                                                                        FOR THE THREE MONTHS ENDED JUNE 30,
                                                       ----------------------------------------------------------------------
                                                                     1999                                 1998
                                                       ---------------------------------    ---------------------------------
                                                         AVERAGE                 YIELD/       AVERAGE                 YIELD/
                                                         BALANCE     INTEREST   RATE (1)      BALANCE     INTEREST   RATE (1)
                                                       -----------   --------   --------    -----------   --------   --------
                                                                                     (DOLLARS IN THOUSANDS)
Interest-earning assets
 Short-term interest-earning assets ................   $   371,153   $  4,669       4.98%   $   552,931   $ 10,164       7.27%
 Securities and other investments ..................       170,913      1,479       3.47        112,553      1,693       6.03
 Mortgage-backed securities ........................     1,111,184     17,649       6.35      1,202,004     19,962       6.64
 Loans:
    Single family ..................................     6,519,251    115,664       7.10      6,606,211    120,940       7.32
    Commercial .....................................     4,771,837     94,033       7.87      2,966,660     63,737       8.58
    Consumer .......................................       596,960     11,706       7.87        435,148      8,762       8.08
                                                       -----------   --------   --------    -----------   --------   --------
       Total loans .................................    11,888,048    221,403       7.45     10,008,019    193,439       7.73
 FHLB stock ........................................       294,976      3,852       5.24        207,389      3,102       6.00
                                                       -----------   --------   --------    -----------   --------   --------
      Total interest-earning assets ................    13,836,274    249,052       7.20     12,082,896    228,360       7.55
Non-interest-earning assets ........................     1,159,086                              955,112
                                                       -----------                          -----------
      Total assets .................................   $14,995,360                          $13,038,008
                                                       ===========                          ===========

Interest-bearing liabilities
   Deposits ........................................   $ 6,656,593     72,163       4.35    $ 6,462,527     79,448       4.93
   FHLB advances ...................................     5,825,687     73,729       5.01      4,079,943     58,242       5.65
   Securities sold under agreements to repurchase
    and federal funds purchased ....................       575,407      7,114       4.89        740,955     10,591       5.65
Notes payable ......................................       370,034      7,904       8.54        219,954      4,892       8.90
                                                       -----------   --------   --------    -----------   --------   --------
         Total interest-bearing liabilities ........    13,427,721    160,910       4.77     11,503,379    153,173       5.31
Non-interest-bearing liabilities, minority interest,
    and stockholders' equity .......................     1,567,639                            1,534,629
                                                       -----------                          -----------
         Total liabilities, minority interest, and
           stockholders' equity ....................   $14,995,360                          $13,038,008
                                                       ===========                          ===========

Net interest income/interest rate spread ...........                 $ 88,142       2.43%                 $ 75,187       2.24%
                                                                     ========   ========                  ========   ========

Net yield on interest-earning assets ...............                                2.57%                                2.49%
                                                                                ========                             ========

Ratio of average interest-earning assets to
   average interest-bearing liabilities ............                                1.03                                 1.05
                                                                                ========                             ========

(1) Annualized.

   The increase in average interest-earning assets came from growth in the Company's higher yielding commercial and consumer loan portfolios. Average commercial and consumer loans totalled $5.4 billion for the three months ended June 30, 1999, for an increase of $2.0 billion, or 58%, over the year ago period, due to fundings and purchases. This growth was funded primarily with FHLB advances.

   The net yield was 2.57% for the three months ended June 30, 1999, compared to 2.49% for the three months ended June 30, 1998. An improvement in the cost of funds, resulting from a decline in market interest rates, exceeded the corresponding reduction in asset yields. The shift in the deposit mix to more transaction accounts, as well as the addition of higher yielding commercial loans, also continued to have a positive impact on the Company's net yield.

PROVISION FOR CREDIT LOSSES
   The provision for credit losses totalled $5.6 million for the three months ended June 30, 1999, up $3.8 million from $1.8 million for the three months ended June 30, 1998. The negative single family loan provision during the three months ended June 30, 1998 was a result of a reduction in the single family loan portfolio during that period. Conversely, the increase in the single family loan provision during the three months ended June 30, 1999, was a result of the increase in the single family loan portfolio during that period. The commercial loan provision for the three months ended June 30, 1999 exceeded the provision for the year ago period as the portfolio increase during the current period exceeded the portfolio increase for the year ago period. See "Discussion of Results of Operations for the Nine Months Ended June 30, 1999 and 1998 Provision for Credit Losses".

                           ALLOWANCE FOR CREDIT LOSSES

                                     SINGLE
                                     FAMILY     COMMERCIAL    CONSUMER      TOTAL
                                    --------    ----------    --------    --------
                                                     (IN THOUSANDS)
Balance at March 31, 1998 .......   $ 14,111    $   28,427    $  1,877    $ 44,415
  Provision .....................       (920)        2,035         699       1,814
   Net charge-offs ..............       (606)         (282)       (406)     (1,294)
                                    --------    ----------    --------    --------
Balance at June 30, 1998 ........   $ 12,585    $   30,180    $  2,170    $ 44,935
                                    ========    ==========    ========    ========

Balance at March 31, 1999 .......   $ 12,841    $   43,949    $  1,977    $ 58,767
  Provision .....................      2,149         3,086         358       5,593
  Net charge-offs ...............       (603)           89        (366)       (880)
                                    --------    ----------    --------    --------
Balance at June 30, 1999 ........   $ 14,387    $   47,124    $  1,969    $ 63,480
                                    ========    ==========    ========    ========

NON-INTEREST INCOME
   Non-interest income increased $4.6 million, or 20%, during the three months ended June 30, 1999, compared to the three months ended June 30, 1998.

   Net loan servicing fees increased $1.7 million, or 16% during the three months ended June 30, 1999, compared to the year ago period. This increase was due to higher servicing fees received per loan and, to a lesser extent, a slightly larger servicing portfolio. The average annualized service fee per loan was 43.2 basis points for the three months ended June 30, 1999, up from 41.2 basis points for the year ago period. On average, the portfolio of single family loans serviced for others was $22.5 billion for the current period, compared to $22.2 billion for the year ago period. See "Discussion of Results of Operations for the Nine Months Ended June 30, 1999 and 1998 - Non-Interest Income".

   Gains recognized from mortgage banking and SBA banking sales made in the ordinary course of business comprised the majority of the net gains which totalled $4.8 million during the current quarter. Mortgage banking gains increased $705,000, or 24%, to $3.6 million for the three months ended June 30, 1999, compared to $2.9 million for the three months ended June 30, 1998, due to changes in the mix of products sold. Increased SBA banking sales resulted in a $474,000, or 67%, increase in related gains, which totalled $1.2 million during the three months ended June 30, 1999, compared to $710,000 during the year ago period.

   Other non-interest income, which is primarily comprised of community banking and commercial banking related fees, increased $1.6 million, or 18%, during the three months ended June 30, 1999, compared to the three months ended June 30, 1998. This increase includes higher checking account and other deposit related fees due to growth in the number of checking accounts and increased commissions earned on sales of annuities.

NON-INTEREST EXPENSE
   Non-interest expense was $62.8 million and $50.5 million for the three months ended June 30, 1999 and 1998. Excluding Court of Claims litigation expenses of $1.7 million and $450,000 for the same periods, non-interest expense increased 22%. This increase exhibits the continued growth in all businesses of the Company. See "Discussion of Results of Operations for the Nine Months Ended June 30, 1999 and 1998 - Non-Interest Expense".

                               BANK UNITED CORP.

FORWARD-LOOKING INFORMATION
   Statements and financial discussion and analysis, and quantitative and qualitative disclosures about market risk, contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

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

   For further information regarding these factors, see "Risk Factors" in the prospectus dated August 4, 1999, relating to the universal shelf for the issuance of up to $830 million in various securities filed with the SEC (File No. 333-75937 and File No. 333-83797).

                               BANK UNITED CORP.


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

   The following table represents an analysis of the sensitivity inherent in the Company's net interest income over a 12 month period and market value of portfolio equity arising from hypothetical changes in market interest rates ("MVE"). MVE is the market value of assets, less the market value of liabilities, adjusted for the market value of MSRs and off-balance-sheet instruments. The interest rate scenarios presented in the table include interest rates at June 30, 1999 and September 30, 1998 and adjusted by instantaneous parallel rate changes upward and downward of up to 200 basis points. Each rate scenario has unique prepayment, repricing, and reinvestment assumptions. Prepayments are assumed to increase as rates decrease and to slow as rates increase.

                       JUNE 30, 1999               SEPTEMBER 30, 1998
                -------------------------       -------------------------
  CHANGE IN     NET INTEREST                    NET INTEREST
INTEREST RATES     INCOME            MVE           INCOME            MVE
--------------  ------------       ------       ------------       ------
       +200        (7.45)%         (23.87)%       (2.92)%           (4.63)%
       +100        (2.78)           (9.82)        (0.48)            (2.63)
          0         0.00             0.00          0.00              0.00
      -(100)        0.74             0.25          1.13             (3.86)
      -(200)        0.77             5.72          2.39              1.68

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

   In March 1999, United States Court of Federal Claims granted the Company's motion for summary judgment on the issue of liability and held that the United States was liable for claims in the case filed by the plaintiffs relating to the government's breach of promises made when the Bank acquired a failed savings and loan association in late 1988. The Company's case will now proceed to trial on the amount of damages. The trial is scheduled to begin on September 13, 1999. The Company continues to conduct discovery and to prepare for trial. See "Legal Proceedings" in the Company's 1998 Annual Report on Form 10-K.

   On August 5, 1999, the court denied a motion for summary judgment filed by the United States of America on the issue of lost profits damages.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
   Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
   Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   Not applicable.

ITEM 5.   OTHER INFORMATION
   Not applicable.

ITEM 6A.  EXHIBITS

EXHIBIT NO.             IDENTIFICATION OF EXHIBIT

  *15.1 -     Letter in Lieu of Consent of KPMG LLP, independent accountants
  *27.1 -     Financial Data Schedule, Quarter Ended June 30, 1999

  * Filed herewith.

 ITEM 6B.  REPORTS ON FORM 8-K
   On April 2, 1999, the Company filed a report on Form 8-K, reporting under
Item 5 of Form 8-K, which disclosed that the trial date in the Forbearance Lawsuit (see "Legal Proceedings") had been set for September 13, 1999.

   On June 9, 1999, the Company filed a report on Form 8-K, reporting under Item 4 of Form 8-K, which disclosed a change in the registrant's certifying accountant from Deloitte & Touche LLP to KPMG LLP effective June 3, 1999.

   On June 23, 1999, the Company filed a report on Form 8-K amending the report filed on June 9, 1999. This amendment clarified that Deloitte & Touche LLP was dismissed.

                                BANK UNITED CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     BANK UNITED CORP.
                                                       (Registrant)



Date              AUGUST 11, 1999                 /S/ BARRY C. BURKHOLDER
                                                      Barry C. Burkholder
                                                         President
                                                  Chief Executive Officer
                                                 (Duly Authorized Officer)



 Date             AUGUST 11, 1999                 /S/ ANTHONY J. NOCELLA
                                                      Anthony J. Nocella
                                                      Vice Chairman
                                                 Chief Financial Officer