Form 10-K405
period 1999-09-30
BANK UNITED CORP
filed 1999-12-23
CIK 906420

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 1999.
                                          OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to __________

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
 3200 SOUTHWEST FREEWAY, SUITE 2600
           HOUSTON, TEXAS                                       77027
   (ADDRESS OF PRINCIPAL EXECUTIVE                            (ZIP CODE)
              OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 543-6500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                        PREMIUM INCOME EQUITY SECURITIES

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting common equity held by nonaffiliates of the registrant, as of December 20, 1999, was $829,794,098.

     The number of shares outstanding as of the registrant's $0.01 par value common stock, as of December 20, 1999, was 32,460,926.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Annual Report on Form 10-K is incorporated by reference to portions of the Registrant's definitive Proxy Statement to be filed in January 2000.

================================================================================

                               BANK UNITED CORP.
                          1999 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS
                                                                        PAGE
                                                                        ----
                                   PART I

ITEM  1. BUSINESS....................................................      1
              General................................................      1
              Commercial Banking.....................................      1
              Community Banking......................................      2
              Mortgage Servicing.....................................      4
              Mortgage Banking.......................................      5
              Investment Portfolio...................................      6
              Competition............................................      7
              Subsidiaries...........................................      7
              Personnel..............................................      8
              Regulation.............................................      8
              Taxation...............................................     18

ITEM  2. PROPERTIES..................................................     20

ITEM  3. LEGAL PROCEEDINGS...........................................     20

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     21


                                  PART II

ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.......................................     22

ITEM  6. SELECTED FINANCIAL DATA.....................................     23

ITEM  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.................................     27
              Discussion of Results of Operations....................     27
              Discussion of Changes in Financial Condition...........     33
              Asset Quality..........................................     39
              Capital Resources and Liquidity........................     44
              Contingencies and Uncertainties........................     45
              Recent Accounting Standards............................     46
              Forward-Looking Information............................     46

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK........................................................     48

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     51

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE..................................     51

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

                                      (ii)

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Bank United Corp. (the "Parent Company") is the holding company of Bank United (the "Bank"), a federally chartered savings bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Consolidated Financial Statements included herein include the accounts of the Parent Company, the Bank, and subsidiaries of both the Parent Company and the Bank (collectively known as the "Company").

     Bank United Corp. is the largest publicly traded depository institution headquartered in Texas, with $16.2 billion in assets, $7.5 billion in deposits, and $753.4 million in stockholders' equity at September 30, 1999. The Company provides consumers and businesses in Texas and selected markets throughout the United States with a broad array of financial services. The Company serves over 300,000 Texas consumers and small businesses through a 150-branch network, has 23 Small Business Association ("SBA") lending offices in 16 states, is a national middle market commercial bank with 20 regional offices in 16 states, originates wholesale mortgage loans through 10 offices in nine states, and operates a national mortgage servicing business serving 325,000 customers and an investment portfolio business. The Company's address is 3200 Southwest Freeway, Houston, Texas 77027, and its telephone number is (713) 543-6500. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discussion of Results of Operations -- Segments" and Note 20 to the Consolidated Financial Statements for summarized financial information by business segment.

     Historically, the Company's operating strategy emphasized traditional single family mortgage lending and deposit gathering activities. Since the Company's August 1996 initial public offering, management has pursued a strategy designed to transform its loan portfolio from a high concentration of single family mortgages to a more balanced portfolio of commercial, consumer and single family mortgage loans, increase its non-interest revenues, and lower its cost of funds. To facilitate the transformation, the Company sold certain of its single family mortgage origination offices in 1997, expanded its commercial and consumer lending lines, grew its mortgage servicing portfolio, and focused on obtaining lower cost transaction deposit accounts.

COMMERCIAL BANKING

     Commercial Banking provides credit and a variety of cash management and other services primarily to mortgage bankers, builders, developers, and healthcare operators. Other products and industry specialties of Commercial Banking include commercial syndications, SBA securitizations, and other commercial and industrial loan products. Business is solicited in Texas and in targeted markets throughout the United States. At September 30, 1999, the Commercial Banking network consisted of 20 regional banking offices in 16 states. During fiscal 1999, the commercial loan portfolio increased by $1.9 billion or 54% ending the year with $5.4 billion in outstanding loans. A majority of the commercial loans outstanding at September 30, 1999, was managed and serviced by Commercial Banking. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discussion of Changes in Financial Condition -- Loan Portfolio."

     RESIDENTIAL CONSTRUCTION LENDING

     Commercial Banking provides financing to builders for the construction of single family properties, including loans for the acquisition and development of improved residential lots. These loans are made on a commitment term that generally is for a period of one to three years. At September 30, 1999, this business line had $1.2 billion of loans outstanding and $853.5 million in unfunded commitments.

     MORTGAGE BANKER FINANCE

     Commercial Banking provides small- and medium-sized mortgage companies with credit facilities, including secured warehouse lines of credit, securities purchased under agreements to resell ("repurchase agreements") and working capital credit lines. At September 30, 1999, this business line had $944.2 million of loans outstanding, $130.3 million of repurchase agreements outstanding, and $808.6 million in unfunded commitments. At September 30, 1999, this business line's outstanding loans included $17.8 million of term loans secured by mortgage servicing rights ("MSRs"). Commercial Banking also offers commercial banking services, including cash management, document custody, and deposit services to its mortgage banking customers. Deposits related to mortgage banker finance activities totalled $1.1 billion at September 30, 1999, and had an average cost of funds to the Company of 4.81% for fiscal 1999.

     COMMERCIAL REAL ESTATE LENDING

     Commercial Banking is engaged in commercial real estate lending for specific products, emphasizing permanent mortgages and construction loans on income producing properties, such as retail shopping centers. At September 30, 1999, this business line had $976.3 million of loans outstanding ($860.6 million in permanent loans and $115.6 million in construction loans) and $190.1 million of unfunded commitments.

     MULTI-FAMILY LENDING

     Commercial Banking provides financing for operating multi-family properties, real estate investment trusts, and selected construction, acquisition, and rehabilitation projects. These loans are solicited directly in Texas and in targeted markets throughout the United States through regional offices and preapproved multi-family mortgage banking correspondents and brokers. At September 30, 1999, this business line had $1.1 billion of loans outstanding ($822.3 million in permanent loans and $228.0 million in construction loans) and $240.1 million of unfunded commitments.

     HEALTHCARE LENDING

     In fiscal 1996, Commercial Banking began funding construction and permanent loans to experienced operators of senior housing and long-term care facilities. In addition, Commercial Banking makes construction and permanent loans for medical offices. At September 30, 1999, this business line had $607.8 million of loans outstanding ($328.5 million in permanent loans and $279.2 million in construction loans) and $260.2 million in unfunded commitments. At September 30, 1999, $12.2 million of healthcare loans were underwritten with the Medicare prospective pay system as their primary source of debt service.

COMMUNITY BANKING

     Community Banking's principal activities include deposit gathering, consumer lending, small business and SBA banking, and investment product sales. Community Banking operates a 150-branch network, a 24-hour telephone banking center, a 152-unit ATM network, and 23 SBA lending offices in 16 states, which together serve as the platform for the Company's consumer and small business banking activities. The Community Banking branch network includes 62 branches in the greater Houston area, 79 branches in the Dallas / Ft. Worth metropolitan area, five branches in Midland, and two branches each in Austin and San Antonio. The Community Banking branch network includes 68 7-Day Banking Centers located in Kroger supermarkets. Through this branch network, the Company attracts a majority of its deposits and at September 30, 1999 maintained approximately 469,000 deposit accounts, including certificates of deposit ("CDs") for over 300,000 households and businesses. The Company also has online banking and online bill payment services available through its website. Over the past few years, the Company's management has pursued a strategy designed to increase the level of lower cost transaction and commercial deposit accounts. The number of consumer and commercial checking accounts increased to approximately 233,000 at September 30, 1999, up by 30% from 179,000 at September 30, 1998.

     DEPOSIT GATHERING

     Community Banking offers a variety of traditional deposit products and services, including checking and savings accounts, money market accounts, CDs, and deposit products and services tailored specifically to consumer and small business needs. Community Banking's strategy is to become the primary financial services provider to its customers by emphasizing high levels of customer service and innovative products. At September 30, 1999, Community Banking maintained nearly 469,000 deposit accounts with $5.6 billion in deposits.

     Currently, the principal methods used by Community Banking to attract and retain deposit accounts include offering competitive interest rates, having branch locations in major Texas markets, and offering a variety of services for the Company's customers. The Company uses traditional marketing methods to attract new customers and savings deposits, including newspaper, radio, and television advertising. Deposit products are tailored to meet the needs of the Company's consumer and small business banking customers. The following table illustrates the levels of deposits held by the Company's Community Banking network by region at September 30, 1999.

                                                                    AVERAGE
                                                                   DEPOSITS
                                        NUMBER OF     DEPOSITS        PER
              LOCATION                  BRANCHES    OUTSTANDING     BRANCH
-------------------------------------   ---------   ------------   ---------
                                               (DOLLARS IN THOUSANDS)
Houston area.........................       62      $  2,953,168    $ 47,632
Dallas/Ft. Worth Metroplex...........       79         2,228,964      28,215
Other................................        9           427,215      47,468
                                           ---      ------------   ---------
     Total...........................      150      $  5,609,347    $ 37,396
                                           ===      ============   =========

     The Company expanded from 83 branches at September 30, 1998 to the current level of 150 branches primarily by opening 48 branches located in Kroger supermarket stores in the Houston and Dallas/Ft. Worth markets in mid-April. These 7-Day Banking Centers, along with others added in newly opened Kroger stores in the same markets, brought the total number of 7-Day Banking Centers to 68 at September 30, 1999.

     The Company also obtains deposits through acquisitions. In August 1999, the Company acquired Texas Central Bancshares, Inc. ("Texas Central"), a commercial bank in Dallas, Texas. Texas Central had assets of $113.1 million, deposits of $92.9 million at acquisition, and operated three branches located in Dallas, Park Cities, and Plano. In February 1999, the Company acquired Midland American Bank ("Midland"), a commercial bank operating five branches in Midland, Texas, with assets of $282.5 million and deposits of $232.8 million at acquisition. In January 1998, the Company purchased 18 branches and related deposits from Guardian Savings and Loan Association. The branches, six in the Houston area and 12 in the Dallas/Ft. Worth Metroplex, had combined deposits of $1.44 billion at acquisition. In December 1997, the Company purchased three branches in the Dallas area, having $66 million in deposits at acquisition, from California Federal Savings Bank, FSB. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discussion of Changes in Financial Condition -- Deposits."

     SMALL BUSINESS BANKING

     During fiscal 1999, Community Banking expanded its SBA offices to 23 locations in 16 states, from two offices in one state at September 30, 1998, and became the number one SBA lender in Texas and the number four SBA lender in the nation. From time to time Community Banking may take advantage of market conditions and sell a portion or all of its SBA loan portfolio.

     Community Banking's small business strategy is focused on offering loan products and services tailored to most small business needs, with highly responsive credit decision-making. It provides a broad range of credit services to its small business customers, including lines of credit, working capital loans, equipment loans, owner-occupied real estate loans, SBA loans and cash and treasury management services. These loans are offered with both fixed and adjustable-rates on a term basis and adjustable-rates on a revolving basis with maturities of up to 10 years for term loans and one year for revolving loans. At September 30, 1999, Community Banking had 1,667 small business loans outstanding totalling $160.7 million, $37.9 million in unfunded commitments, and $211 million in pending applications.

     CONSUMER LENDING

     Community Banking offers a variety of consumer loan products, including home equity loans, home improvement loans, purchase-money second lien loans, and automobile loans. Community Banking also provides a specialty lending program in which a preferred rate and faster service is offered to home improvement loan prospects referred to the Company by contractors. At September 30, 1999, consumer loans outstanding totalled $663.3 million, up by $158.9 million with $42.0 million in unfunded commitments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discussion of Changes in Financial Condition -- Loan Portfolio."

     RETAIL MORTGAGE ORIGINATIONS

     In fiscal 1997, the Company began offering mortgages through its Community Banking branch network. The types of loans offered through the community banking branch network are primarily limited to 15-and 30-year fixed-rate mortgage loans. Community Banking has developed an abbreviated initial application, a promised response within two days of application, and provides a discount on the rate if the customer has the payment automatically withdrawn from a Bank United checking account.

     INVESTMENT PRODUCT SALES

     Bank United Securities Corp., a subsidiary of the Bank, markets investment products to the Company's consumer customer base. A broad range of investment products, including stocks, bonds, mutual funds, annuities, securities, and certain other insurance policies is offered by commissioned Series 7 and Group I licensed, registered representatives. As of September 30, 1999, there were 44 such representatives operating out of certain offices located in the Community Banking branches. Each representative will typically be responsible for investment product sales at two to three Community Banking branches.

MORTGAGE SERVICING

     The Company operates one of the 25 largest residential mortgage loan servicing businesses in the United States. This business generates substantial fee income for the Company. The servicing portfolio includes a large amount of Government National Mortgage Association ("GNMA") adjustable-rate mortgage loans and private-label securities which usually generate higher service fee rates than traditional Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") fixed-rate mortgage loan servicing.

     Mortgage servicing activities include collecting and applying loan payments from borrowers, remitting payments to investors, collecting funds for and paying mortgage-related expenses, inspecting the collateral as required, collecting from and, if necessary, foreclosing on delinquent borrowers, disposing of properties received in foreclosures, and generally administering the loans. Mortgage servicing operations are technology and process management intensive. The Company views itself as competitively positioned to service loans in an efficient and cost effective manner relative to its peers.

     At September 30, 1999, the Company's single family mortgage servicing portfolio totalled $30.9 billion or 325,000 loans, including $4.8 billion of loans serviced for the Company's own account. Escrow funds held on behalf of investors totalled $115.2 million at September 30, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Discussion of Changes in Financial Condition -- Mortgage Servicing Rights," and Note 7 to the Consolidated Financial Statements. The following tables show the composition of the servicing portfolio by type and by owner.

                                                   AT SEPTEMBER 30,
                                       ----------------------------------------
                                           1999          1998          1997
                                       ------------  ------------  ------------
                                                    (IN THOUSANDS)
BY TYPE
    Conventional.....................  $ 17,697,787  $ 18,125,325  $ 19,034,564
    Government.......................    13,195,206     9,809,975     5,483,832
                                       ------------  ------------  ------------
                                       $ 30,892,993  $ 27,935,300  $ 24,518,396
                                       ============  ============  ============
BY OWNER
    Others...........................  $ 26,058,482  $ 23,491,960  $ 20,521,294
    Company..........................     4,834,511     4,443,340     3,997,102
                                       ------------  ------------  ------------
                                       $ 30,892,993  $ 27,935,300  $ 24,518,396
                                       ============  ============  ============

     The weighted average interest rate in the servicing portfolio has decreased from 7.78% at September 30, 1998 to 7.50% at September 30, 1999, principally as a result of the origination of mortgage loans with increasingly lower rates during fiscal 1999, the prepayment and refinancing of higher rate mortgages, and purchases of MSRs on loans originated by others at lower rates. At September 30, 1999, the weighted-average contractual maturity (remaining years to maturity) of the loans in the servicing portfolio was approximately 24 years.

     At September 30, 1999, the largest concentrations of the servicing portfolio were in California (26.5%) and Texas (9.8%). At September 30, 1999, 5.15% of the loans serviced by Mortgage Servicing were delinquent and an additional 0.91% were in foreclosure. The following table presents the servicing portfolio at September 30, 1999, by interest rate category:

                                         LESS
                                         THAN       7.00-      8.01-     9.01-     10.01-    11.01-    12.01%
                                         7.00%      8.00%      9.00%     10.00%    11.00%    12.00%    & ABOVE
                                       ---------  ---------  ---------   ------    ------    ------    -------
Government...........................      15.10%     22.68%      3.59%   1.01%     0.23%     0.07%      0.03%
Conventional.........................      15.30      29.69       9.26    1.96      0.67      0.23       0.18
                                       ---------  ---------  ---------   ------    ------    ------    -------
     Total...........................      30.40%     52.37%     12.85%   2.97%     0.90%     0.30%      0.21%
                                       =========  =========  =========   ======    ======    ======    =======

     The Company enters into agreements to service loans for loan investors, in exchange for servicing fees, primarily through the purchase of servicing rights and secondarily through the sale of loans it has originated while retaining the right to service the loans. Mortgage Servicing services loans for GNMA, FNMA, FHLMC, private mortgage investors, and the Company.

     Servicing fees are withheld from the monthly payments made to investors, are usually based on the principal balance of the loan being serviced, and generally range from 0.25% to 0.55% annually of the outstanding principal amount of the loan. Minimum servicing fees for substantially all loans serviced that have been securitized into mortgage-backed securities ("MBS") are set from time to time by the sponsoring agencies. As a servicer of loans securitized by GNMA, FNMA, and FHLMC, the Company may be obligated to make timely payment of principal and interest to security holders, whether or not such payments have been made by borrowers on the underlying mortgage loans. With respect to mortgage loans securitized under GNMA programs, the Company is insured by the Federal Housing Administration ("FHA") against foreclosure loss on FHA loans and by the Department of Veteran's Affairs ("VA") through guarantees on VA loans. Although GNMA, FNMA, and FHLMC are obligated to reimburse the Company for principal and interest payments advanced by the Company as a servicer, the funding of delinquent payments or the exercise of foreclosure rights involves costs to the Company that may not be fully reimbursed or recovered.

     Loan administration contracts with FNMA, and typically with private investors, provide for continuation of servicing over the term of the loan, but permit termination for cause or termination without cause upon payment of a cancellation fee. Loan administration contracts with GNMA and FHLMC can only be terminated for cause. Management believes that the Company is currently in substantial compliance with all material rules, regulations, and contractual obligations related to mortgage loan servicing.

     Mortgage servicing portfolio levels are influenced by market interest rates. As interest rates rise, prepayments generally decrease, resulting in an increase in the value of the servicing portfolio. Lower market interest rates prompt an increase in prepayments as consumers refinance their mortgages at lower rates of interest. As prepayments increase, the life of the servicing portfolio is reduced, decreasing the servicing fee revenue that will be earned over the life of that portfolio and the price third-party purchasers are willing to pay. Increased prepayment activity also impacts earnings through higher amortization of MSRs and potential MSR impairment, which are deducted from servicing fee revenue. The Company actively seeks to mitigate the negative effect of prepayments on the servicing portfolio by entering into interest rate floor agreements ("floors"). The Company pays a one-time premium to enter into the floor agreement and if rates fall below an agreed rate, the Company will receive payments equal to the difference between the market rate and the agreed rate multiplied by the notional amount. The Company is not exposed to loss with a floor agreement beyond the initial premium paid. See Note 12 to the Consolidated Financial Statements.

MORTGAGE BANKING

     Mortgage Banking originates both fixed- and adjustable-rate single family mortgage loans through 10 wholesale production offices in nine states. The types of loans originated include: (1) loans that meet the standard underwriting policies and purchase limits established by FNMA and FHLMC guidelines ("conforming conventional loans"); (2) loans in amounts in excess of the FNMA and FHLMC purchase limits ("jumbo loans"); (3) loans insured or guaranteed under FHA or VA programs; (4) loans exclusively for sale to specific investors that conform to the requirements of such investors; and (5) loans with loan to value ratios greater than 80% at origination that are covered by mortgage insurance.

     Loans originated by the wholesale offices are retained for the Company's portfolio or are sold into the secondary market. Loans sold into the secondary market are typically fixed-rate loans, but may from time to time include adjustable-rate loans. Conforming conventional loans sold into the secondary market are typically pooled and exchanged for securities issued by FNMA or FHLMC, which are sold to investment banking firms. Mortgage Banking may also sell conforming conventional loans as whole loans directly to FNMA or FHLMC or to private investors. Jumbo loans produced for sale in the secondary market are sold to private investors. FHA-insured and VA-guaranteed loans produced for sale in the secondary market are pooled to form GNMA MBS, which are sold to investment banking firms.

     Mortgage Banking originates loans through approximately 2,800 approved mortgage brokers. A formal approval and monitoring process is in place to select all brokers, assess their performance, and evaluate the credit quality of the loans they originate. Mortgage brokers demonstrating unacceptable performance or insufficient loan activity are removed from the Company's program.

     Mortgage Banking originated $3.7 billion and $3.6 billion of single family loans in fiscal 1999 and 1998. During fiscal 1999 and 1998, $2.8 billion and $1.9 billion of single family mortgage loans were sold in the secondary market. At September 30, 1999, this business segment had $2.2 billion of single family loans held for investment and $166.6 million in unfunded commitments.

     Prior to February 1997, the Company's Mortgage Banking segment originated retail and wholesale mortgages and serviced mortgage loans. In February 1997, the Company sold certain of its mortgage origination offices and the remaining offices were restructured or closed. The Company retained its mortgage servicing business, retail mortgage origination capability in Texas through the Community Banking branches and its wholesale and other mortgage origination capabilities, which became the current Mortgage Banking segment. See "-- Mortgage Servicing" and "-- Community Banking -- Retail Mortgage Originations."

INVESTMENT PORTFOLIO

     The Company, pursuant to established policies and guidelines, invests in single family loans, short-term interest earning assets, securities and other investments, and MBS. These investments are held by the Investment Portfolio segment.

     Investment Portfolio acquires single family loans through traditional secondary market sources (mortgage companies, financial institutions, and investment banks). In fiscal 1999, 1998, and 1997, the Company purchased approximately $1.8 billion, $1.2 billion, and $795.8 million of single family loans. While the Company intends to continue to pursue this strategy on a selective basis, there can be no assurance of the continued availability of portfolio acquisition opportunities or the Company's ability to obtain such portfolios on favorable terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discussion of Changes in Financial Condition -- Loan Portfolio."

     Investment Portfolio holds the following assets at September 30, 1999: $4.1 billion of single family loans held for investment, repurchase agreements and federal funds sold of $390.3 million, securities and other investments of $143.5 million (including SBA interest-only strips of $88.2 million), and MBS of $1 billion (including U.S. government and agency securities of $292.9 million). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discussion of Changes in Financial Condition -- Investment Portfolio."

     MBS are acquired as a means of investing in housing-related mortgage instruments while incurring less credit risk than holding a portfolio of non-securitized loans. Additionally, MBS include securities created through the securitization of the Company's single family loans. The MBS in the investment portfolio have various credit quality guarantees and structures and include FNMA, FHLMC, and GNMA certificates ("agency securities"), privately issued and credit enhanced MBS ("non-agency securities"), and certain types of collateralized mortgage obligations ("CMOs"). Agency pass-through securities guarantee the timely payment of principal and interest, whether collected or not, and pay-off if the mortgagor defaults. GNMA is an agency of the federal government that guarantees GNMA MBS. GNMA MBS are backed by the full faith and credit of the United States. FNMA and FHLMC are government-sponsored enterprises, and their MBS only carry the guarantee of the issuing agency. However, these agencies have lines of credit with the United States Treasury, which provide a large measure of security and certainty.

     The Company also invests in MBS sponsored by private issuers with no explicit or implicit government guarantee. There are a variety of structuring techniques used to protect investors against default risk and delays in payment of principal and interest. The forms of credit enhancements include insurance, letters of credit, and subordination within the MBS structure. As of September 30, 1999, all of the non-agency MBS had a credit rating of AA/Aa or higher as defined by Standard & Poor's Corporation or Moody's Investor Services, Inc.

     The Company holds SBA interest-only strips in its securities and other investments portfolio. These SBA interest-only strips were created in connection with the Company's securitization of SBA loans. These investments represent the contractual right to receive a portion of the interest due on the underlying SBA loans. If actual prepayment speeds are higher than anticipated, the value of the recorded investment may be impaired. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discussion of Changes in Financial Condition -- Investment Portfolio," "Quantitative and Qualitative Disclosures About Market Risk," and Notes 3, 4, and 5 to the Consolidated Financial Statements.

COMPETITION

     The Company competes primarily with certain commercial banks and thrift institutions, some of which have a substantial presence in the same markets as the Company. Competitors for deposits include commercial banks, community banks, thrift institutions, credit unions, full service and discount broker-dealers, and other investment alternatives, such as mutual funds, money market funds, savings bonds, and other government securities. The Company and its peers compete primarily on the price at which products are offered and on customer service.

     The Company competes for loan originations with mortgage companies, banks, thrift institutions, and insurance companies. Primary competitive factors include service quality, relationships with builders and real estate brokers, and rates and fees. Many of the Company's competitors are, or are affiliated with, organizations with substantially larger asset and capital bases (including regional and multi-national banks and bank holding companies) and lower funding costs.

SUBSIDIARIES

     The Bank is permitted to invest in the capital stock, obligations, and other securities of its service corporations in an aggregate amount not to exceed 2% of the Bank's assets, plus an additional 1% of assets if such investment is used for community development or inner city development purposes. In addition, if the Bank meets minimum regulatory capital requirements, it may make certain conforming loans in an amount not exceeding 50% of the Bank's regulatory capital to service corporations and lower tier entities in total. At September 30, 1999, the Bank was authorized to have a maximum investment of approximately $484.8 million in its service corporation subsidiaries. Only one of the Bank's subsidiaries, Bank United Securities Corp. ("BUS"), is significant.

    BANK UNITED SECURITIES CORP.

     The Bank is the sole shareholder of BUS, a Texas corporation, which acts as a full-service broker-dealer. BUS, through its institutional division, sells various securities products and whole loans and engages in the deposit referral business with institutional and sophisticated retail customers. Through its retail division, BUS markets annuities and securities, including mutual funds, stocks, and bonds, to the Bank's community banking customers. BUS is a broker-dealer registered with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc.

PERSONNEL

     At September 30, 1999, the Company employed 2,377 full-time employees and 226 part-time employees. The employees are not represented by a collective bargaining agreement, and the Company believes that it has good relations with its employees. See Note 13 to the Consolidated Financial Statements.

REGULATION

    GENERAL

     The Parent Company is a savings and loan holding company that is regulated and subject to examination by the Office of Thrift Supervision ("OTS"). The Bank is a federally chartered savings bank and is subject to the regulations, examinations, and reporting requirements of the OTS. The Bank's deposits are insured by the FDIC through the Savings Association Insurance Fund ("SAIF").
As the administrator of the SAIF, the FDIC has certain regulatory and full examination authority over OTS regulated savings associations. The FDIC may terminate deposit insurance under certain circumstances involving violations of law or unsafe or unsound practices.

     The Bank is a member of the Federal Home Loan Bank ("FHLB") Dallas, which is one of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member thrift institutions as well as for qualified commercial banks and other entities involved in home mortgage finance. The Bank, as a member of the FHLB Dallas, is required to purchase and hold shares of the capital stock in that FHLB in an amount at least equal to the greater of: (1) 1% of the aggregate principal amount of its unpaid mortgage loans, home purchase contracts, and similar obligations at the beginning of each year; or (2) 5% (or greater fraction as established by the FHLB) of its advances (I.E., borrowings) from the FHLB. The regional FHLBs have authority to periodically conduct community support reviews of member institutions.

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

     HOLDING COMPANY ACTIVITIES

     The Parent Company currently operates as a unitary savings and loan holding company. Generally, there are few restrictions on the activities of a unitary savings and loan holding company and its non-savings association subsidiaries provided that the savings association subsidiary is a qualified thrift lender. See "-- Investment Authority -- QTL Test." If the Company ceases to be a unitary savings and loan holding company, the activities of the Company and its non-savings association subsidiaries would thereafter be subject to substantial restrictions.

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

     To arrive at a risk-based assessment for each bank and thrift, the FDIC places it in one of nine risk categories using a two-step process based first on capital ratios and then on relevant supervisory information. Each institution is assigned to one of three groups (well-capitalized, adequately capitalized, or undercapitalized) based on its capital ratios. A "well-capitalized" institution is one that has at least a 10% "total risk-based capital" ratio
(the ratio of total capital to risk-weighted assets), a 6% "tier 1 risk-based capital" ratio (the ratio of tier 1 risk-based capital to risk-weighted assets), and a 5% "leverage capital" ratio (the ratio of core capital to adjusted total assets). An "adequately capitalized" institution has at least an 8% total risk-based capital ratio, a 4% tier 1 risk-based capital ratio, and a 4% leverage capital ratio. An "undercapitalized" institution is one that does not meet either the definition of well-capitalized or adequately capitalized.

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

     For purposes of assessments of FDIC insurance premiums, the Company believes that the Bank is a well-capitalized institution as of September 30, 1999. FDIC regulations prohibit disclosure of the supervisory subgroup to which an insured institution is assigned. The Bank's insurance assessments for fiscal 1999 and 1998 were $4.0 million and $4.2 million.

      The Economic Growth and Paperwork Reduction Act of 1996 (the "1996 Act") required the FDIC to impose a one-time assessment on institutions holding SAIF deposits in an amount sufficient to increase the SAIF's net worth to 1.25% of SAIF-insured deposits. The special assessment was 65.7 basis points times the amount of deposits held by an institution as of March 31, 1995. The Bank's special assessment was $33.7 million, or $20.7 million net of tax.

     ASSESSMENTS TO PAY FICO BONDS. The 1996 Act also obligates banks, for the first time, to pay assessments to be used to service the bonds issued by the Financing Corporation ("FICO") to resolve the thrift failures during the late 1980s and early 1990s. Under the 1996 Act, during the period beginning January 1, 1997 through December 31, 1999, SAIF-insured institutions must pay 6.48 basis points toward FICO bonds and Bank Insurance Fund ("BIF") insured institutions must pay 1.296 basis points. Starting in the year 2000, BIF and SAIF institutions will begin sharing the FICO burden on a pro rata basis until termination of the FICO obligation in 2017 at an estimated rate of approximately
2.4 basis points.

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

     RESERVE REQUIREMENTS. The Federal Reserve Board ("FRB") requires all depository institutions (including savings associations) to maintain reserves against their deposit accounts (primarily transaction accounts and nonpersonal time deposits) and Eurocurrency liabilities. Reserves of 3% are required to be maintained against net transaction accounts of $46.5 million or less. In addition, if net transaction accounts exceed $46.5 million, institutions are required to maintain reserves equal to 10% of the excess. The reserve requirement for nonpersonal time deposits and Eurocurrency liabilities is 0%. Reserve requirements are subject to adjustment by the FRB, and must be adjusted at least annually. The balances maintained to meet the reserve requirements imposed by the

FRB may be used to satisfy liquidity requirements imposed by the OTS. See " -- Investment Authority -- Liquidity."

     CAPITAL REQUIREMENTS

     REQUIREMENTS AND STANDARDS. The OTS capital regulations have three components: a leverage limit, a tangible capital requirement, and a risk-based capital requirement. See Note 18 to the Consolidated Financial Statements for compliance with the regulatory capital requirements. The OTS has broad discretion to impose capital requirements in excess of minimum applicable ratios. See " -- Enforcement."

     LEVERAGE LIMIT. The leverage limit requires that a savings association maintain "core capital" of at least 4% of its adjusted total assets (or a leverage ratio of 3% if the institution is rated composite 1 in its most recent report of examination). For purposes of this requirement, total assets are adjusted to exclude intangible assets and investments in certain subsidiaries, and to include the assets of certain other subsidiaries, certain intangibles arising from prior period supervisory transactions, and permissible MSRs. "Core capital" includes common stockholders' equity and noncumulative perpetual preferred stock minus intangibles, plus certain MSRs and certain goodwill arising from prior regulatory accounting practices. At September 30, 1999, the Bank's core capital ratio was 7.15%.

     Certain MSRs are not deducted in computing core and tangible capital. Prior to August 10, 1998, generally, the lower of 90% of the fair market value of readily marketable MSRs or the current unamortized book value as determined under GAAP could be included in the core and tangible capital calculations up to a maximum of 50% of core capital computed before the deduction of any disallowed qualifying intangible assets. Effective August 10, 1998, the OTS increased the maximum amount of MSRs that are includable in regulatory capital calculations from 50% to 100% of core capital. At September 30, 1999, $495.5 million of MSRs were included in the Bank's core capital calculation.

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

     TANGIBLE CAPITAL REQUIREMENT. The tangible capital requirement mandates that a savings association maintain tangible capital of at least 1.5% of adjusted total assets. For purposes of this requirement, adjusted total assets are calculated on the same basis as for the leverage limit. "Tangible capital" is defined in the same manner as core capital, except that all intangible assets must be deducted. At September 30, 1999, the Bank's tangible capital ratio was 7.14%.

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

     The risk-based standards of the OTS require maintenance of total capital equal to at least 8% of risk-weighted assets. "Total capital" includes core capital plus supplementary capital (to the extent it does not exceed core capital). Supplementary capital includes cumulative perpetual preferred stock; mutual capital certificates, income capital certificates and net worth certificates; nonwithdrawable accounts and pledged deposits to the extent not included in core capital; perpetual and mandatory convertible subordinated debt and maturing capital instruments meeting specified requirements; and general loan and lease loss allowances, up to a maximum of 1.25% of risk-weighted assets. At September 30, 1999, the Bank's total risk-based capital ratio was 11.71%.

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

    CAPITAL DISTRIBUTIONS

     Limitations are imposed upon all "capital distributions" by savings associations, including cash dividends, payments by an institution in a cash-out merger, and other distributions of cash or property to shareholders on account of their ownership interest.

     Under the prompt corrective action provisions discussed below, no insured depository institution may make a capital distribution if it would be undercapitalized after such distribution. See " -- Enforcement -- Prompt Corrective Action."

     Under OTS Regulations, most associations may make capital distributions during a calendar year up to 100% of net income to date during the calendar year, plus retained net income for the preceding two years. An association, such as the Bank, that is a subsidiary of a savings and loan holding company must give 30 days' written notice to the OTS before making any capital distribution. The OTS may disapprove a capital distribution if (1) following the distribution, the association would be undercapitalized; (2) the OTS determines that the proposed capital distribution raises safety or soundness concerns; or (3) the distribution violates a provision contained in any statute, regulation, or agreement between the savings association and the OTS or the FDIC, or condition imposed on the association in an OTS-approved application or notice.

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

     Service corporations are authorized to engage in a variety of preapproved activities, some of which (E.G., securities brokerage and real estate development) are ineligible activities for the parent savings association. The OTS regulations implementing the service corporation authority contained in the HOLA also provide that activities reasonably related to the activities of a federally chartered savings association may be approved on a case-by-case basis by the Director of the OTS.

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

     QUALIFIED THRIFT LENDER ("QTL") TEST. All savings associations are required to meet a QTL test for, among other things, future eligibility for FHLB advances. A savings association that fails to satisfy the QTL test is subject to substantial restrictions on its activities and to other significant penalties. A savings association is a QTL if it either meets the test for being a domestic building and loan association, as that term is defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended, or has invested at least 65% of its portfolio assets in qualified thrift investments and maintains this level of qualified thrift investments on a monthly average basis in nine of every 12 months.

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

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies. A savings association may requalify the next time it meets the requirement in nine of the preceding 12 months, but it may requalify only one time. If an institution that fails the QTL test has not yet requalified and has not converted to a national bank, its new investments and activities are limited to those permissible for a national bank, it is immediately ineligible to receive any new FHLB advances, is subject to national bank limits for payment of dividends, and it may not establish a branch office at any location at which a national bank located in the savings association's home state could not establish a branch.

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

     Under the rules that have been adopted by each of the federal banking agencies, an institution will be designated well-capitalized if the institution has a total risk-based capital ratio of 10% or greater, a tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

     An institution will be designated adequately capitalized if the institution has a total risk-based capital ratio of 8% or greater, a tier 1 risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater (or a leverage ratio of 3% or greater if the institution is rated a composite 1 in its most recent report of examination). An institution will be designated undercapitalized if the institution has a total risk-based capital ratio of less than 8%, a tier 1 risk-based capital ratio of less than 4%, or a leverage ratio of less than 4% (or a leverage ratio of less than 3% if the institution is rated composite 1 in its most recent report of examination). An institution will be designated significantly undercapitalized if the institution has a total risk-based capital ratio of less than 6%, a tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution will be designated critically undercapitalized if the institution has a ratio of tangible equity to total assets equal to or less than 2%.

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

     The OTS has the authority, when statutorily prescribed grounds exist, to appoint a conservator or receiver for a savings association. Grounds for such appointment include: insolvency; substantial dissipation of assets or earnings; existence of an unsafe or unsound condition to transact business; likelihood that the association will be unable to pay its obligations in the normal course of business; undercapitalization where the association (1) has no reasonable prospect of becoming adequately capitalized, (2) fails to become adequately capitalized when required to do so, (3) fails to timely submit an acceptable capital restoration plan, or (4) materially fails to implement a capital restoration plan; or where the association is "critically undercapitalized" or otherwise has "substantially insufficient capital".

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

     THE COMMUNITY REINVESTMENT ACT ("CRA"). The CRA, enacted into law in 1977, is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess the institution's record of helping to meet the credit needs of their entire community, including low-and moderate-income neighborhoods, and consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. To evaluate most large retail institutions, such as the Bank, the agencies apply three tests, the lending, investment, and service tests, to determine an overall CRA rating for the financial institution. The ratings range from a high of "outstanding" to a low of "substantial noncompliance".

     The Bank's last public evaluation dated December 10, 1999, issued by its primary regulator, the OTS, rated the Bank "outstanding". The Bank's previous CRA assessment rating, as of December 2, 1996, was also "outstanding".

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

     On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "1999 Act") into law. The primary purpose of the 1999 Act is to eliminate barriers between investment banking and commercial banking, permitting, with certain limitations, the affiliation of banks, securities firms, insurance companies, and other financial service providers. The 1999 Act prohibits the formation of any new unitary savings and loan company, unless an application was pending with the OTS as of May 4, 1999. Existing unitary savings and loan holding companies, such as the Company, may continue to operate under current law as long as the company continues to meet the definition of a unitary savings and loan holding company.

     The 1999 Act also imposes new restrictions on the sharing of customer information, repeals the SAIF special reserve, and revises the Federal Home Loan Bank Act. The 1999 Act requires the promulgation of numerous new regulations. The Company is evaluating the legislation and will evaluate any related regulations to determine what effect, if any, the legislation and regulations may have on its operations.

TAXATION

    FEDERAL TAXATION

     The Parent Company and the Bank are subject to the Internal Revenue Code of 1986, as amended (the "Code"), in the same manner, with certain exceptions, as other corporations. The Parent Company and its subsidiaries participate in the filing of a consolidated federal income tax return with their "affiliated group", as defined by the Code. For financial reporting purposes, however, each entity computes its tax on a separate-company basis. In addition to federal income taxes, the Bank is required to make payments in lieu of federal income taxes as discussed below. See Note 15 to the Consolidated Financial Statements.

     NET OPERATING LOSS LIMITATIONS

     The Bank succeeded to substantial net operating losses ("NOLs") as a result of the original acquisition in 1988. The Company's total NOLs at September 30, 1999 were $334 million. Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of taxable income a corporation may offset with NOLs and certain recognized built-in losses. The limitation imposed by Section 382 is determined by multiplying the value of the Company's stock (both common stock and preferred stock) at the time of an Ownership Change (as defined by Section 382) by the applicable long-term tax exempt rate. Any unused annual limitation may be carried over to later years, and the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change.

     In August 1999, the Company issued its Corporate Premium Income Equity Securities ("Corporate PIES") and redeemable preferred stock ("Redeemable Preferred Stock Series A"). See Note 16 to the Consolidated Financial Statements. As a result, the Company underwent an Ownership Change because the stockholders who own or have owned (directly or indirectly) 5% or more of the common stock of the Company or are otherwise treated as 5% stockholders or a "higher tier entity" under Section 382 of the Code increased their aggregate percentage ownership by more than 50% over the lowest percentage owned at any time during the Testing Period (generally the preceding three years). The Company's annual NOL utilization is limited to approximately $59.5 million, based on the closing market price at August 11, 1999, the date of the Ownership Change.

     STATE TAXATION

     The Parent Company and the Bank file unitary and combined state returns with certain subsidiaries as well as separate state returns. The location of branches and offices, loan solicitations, or real property securing loans creates jurisdiction for taxation in certain states, which results in the filing of state income tax returns. Amounts for state tax liabilities are included in the Statements of Operations for fiscal 1999, 1998, and 1997.

     PAYMENTS IN LIEU OF FEDERAL INCOME TAXES

     In connection with the original acquisition of the Bank by the Parent Company in 1988, the Federal Home Loan Bank Board ("FHLBB") approved the Tax Benefits Agreement. The Tax Benefits Agreement, as amended in December 1993, requires the Bank to pay to the Federal Savings and Loan Insurance Corporation ("FSLIC") Resolution Fund an amount equal to one-third of the sum of federal and state net tax benefits as defined in the original acquisition agreements ("Net Tax Benefits"). Net Tax Benefits are equal to the excess of any of the federal income tax liability, which would have been incurred if the tax benefit item had not been deducted or excluded from income, over the federal income tax liability actually incurred. Net Tax Benefits items are tax savings resulting mainly from the utilization of any amount of NOLs. The obligation to share tax benefit utilization will continue through September 30, 2003. The estimated tax savings, by year, were as follows (in millions):

         FOR THE YEAR ENDED
            SEPTEMBER 30,               SAVINGS
-------------------------------------   -------
     1997............................    $26.7
     1998............................     38.1
     1999............................     40.5

     The Ownership Change, caused by the issuance of the Corporate PIES and Redeemable Preferred Stock Series A, deferred the utilization of the Company's NOLs, with the result that the Company will no longer be required to share the tax benefits of these losses beyond fiscal 2003.

ITEM 2.  PROPERTIES

     The leases for the Company's headquarters and support facilities in effect at September 30, 1999 had terms from three to eight years, with annual rental payments of $7.4 million. A majority of leases outstanding at September 30, 1999 relate to Community Banking branches and expire within five years or less. The following table sets forth the number and location of the community banking, SBA lending, commercial banking, and wholesale mortgage origination offices of the Company as of September 30, 1999.

                                                                      NUMBER OF OFFICES
                                        ------------------------------------------------------------------------------
                                           COMMUNITY
                                            BANKING                                              WHOLESALE
                                           BRANCHES                            COMMERCIAL         MORTGAGE
                                        ---------------     SBA LENDING         BANKING         ORIGINATION
LOCATION                                OWNED    LEASED    OFFICES LEASED    OFFICES LEASED    OFFICES LEASED    TOTAL
-------------------------------------   -----    ------    --------------    --------------    --------------    -----
Dallas/Ft. Worth Area................     17        62            1                 1             -                81
Houston Area.........................     14        48            1                 1                 1            65
Other Texas..........................      5         4            1             -                 -                10
California...........................    -         -              3                 3                 2             8
Other U.S............................    -         -             17                15                 7            39
                                                                 --                --                --
                                        -----    ------                                                          -----
     Total...........................     36       114           23                20                10           203
                                        =====    ======          ==                ==                ==          =====

     Net investment in premises and equipment totalled $88.7 million at September 30, 1999.

ITEM 3.  LEGAL PROCEEDINGS

COURT OF CLAIMS LITIGATION

     In connection with the original acquisition of the Bank by the Parent Company in 1988, the FHLBB approved the Forbearance Agreement. Under the terms of the Forbearance Agreement, the FSLIC agreed to waive or forbear from the enforcement of certain regulatory provisions with respect to regulatory capital requirements, liquidity requirements, accounting requirements, and other matters. After the enactment of the Financial Institutions Reform Recovery and Enforcement Act of 1989 ("FIRREA"), the OTS took the position that the capital standards set forth in FIRREA applied to all savings institutions, including those institutions that had been operating under previously granted capital and accounting forbearances, and that FIRREA eliminated those forbearances. While the Bank has not had to rely on such forbearances or waivers in order to remain in compliance with existing capital requirements as interpreted by the OTS, the position of the OTS adversely affected the Bank by curtailing the growth and reducing the leverage contemplated by the terms of the Forbearance Agreement. The Bank has been and continues to be in compliance with regulatory capital provisions and, accordingly, has not had to rely on the waivers or forbearances provided in connection with the original acquisition.

     On July 25, 1995 the Bank, the Parent Company, and Hyperion Partners LP (collectively the "Plaintiffs") filed suit against the United States of America in the United States Court of Federal Claims for alleged failures of the United States (1) to abide by a capital forbearance that would have allowed the Bank to operate for ten years under negotiated capital levels lower than the levels required by the then existing regulations or successor regulations, (2) to abide by its commitment to allow the Bank to count $110 million of subordinated debt as regulatory capital for all purposes and (3) to abide by an accounting forbearance that would have allowed the Bank to count as capital for regulatory purposes, and to amortize over a period of twenty-five years, the $30.7 million difference between certain FSLIC payment obligations to the Bank and the discounted present value of those future FSLIC payments.

     In March 1999, the United States Court of Federal Claims granted the Company's motion for summary judgment on the issue of liability and held that the United States was liable for claims in the case filed by the Plaintiffs. On August 5, 1999, the Court denied a motion for summary judgment filed by the United States of America on the issue of lost profits damages. The Company's case proceeded to trial on the amount of damages on September 13, 1999, and the taking of evidence by the Court was concluded on October 21, 1999. The parties will now submit post-trial briefs followed by oral argument. A decision by the Court is not expected until sometime in the first half of calendar year 2000. The Plaintiffs' seek and offered evidence in support of damages in excess of $560 million. The government argued that damages to Plaintiffs as a result of the breach, if any, approached zero. The Company is unable to predict the outcome of Plaintiffs' suit against the United States and the amount of judgment for damages, if any, that may be awarded. No assurances can be given on the outcome of this case.

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

     The Company is involved in other legal proceedings occurring in the ordinary course of business that management believes, after consultation with legal counsel, are not, in the aggregate, material to the financial condition, results of operations, or liquidity of the Bank or the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's common stock is listed on the NASDAQ National Market System under the symbol "BNKU". At December 15, 1999, there were approximately 117 shareholders of record for the Company's common stock. A majority of the Company's common stock is held in "street name" by nominees for the beneficial owners. The Company estimates the actual number of shareholders to be 5,878. The last reported sales price of common stock on December 15, 1999, was $30.125 per share.

     The high and low common stock prices by quarter for the year ended September 30 were as follows:

                                            HIGH        LOW
                                          ---------  ---------
1998
     First quarter......................  $  49.875  $  38.500
     Second quarter.....................     50.000     37.250
     Third quarter......................     56.500     44.500
     Fourth quarter.....................     49.750     30.000
1999
     First quarter......................  $  45.500  $  23.625
     Second quarter.....................     43.313     38.250
     Third quarter......................     44.000     38.250
     Fourth quarter.....................     40.188     29.250

     The cash dividends paid by quarter were as follows:

1998
     First quarter......................  $   0.157
     Second quarter.....................      0.163
     Third quarter......................      0.161
     Fourth quarter.....................      0.162
1999
     First quarter......................  $   0.157
     Second quarter.....................      0.157
     Third quarter......................      0.193
     Fourth quarter.....................      0.185

     The Parent Company intends, subject to its financial results, contractual, legal, and regulatory restrictions, and other factors that its Board of Directors may deem relevant, to declare and pay a quarterly cash dividend on the Parent Company's common stock. The principal source of the funds to pay any dividends on the Parent Company's common stock would be a dividend from the Bank. OTS regulations impose restrictions on the payment of dividends by savings institutions. See "Business -- Regulation -- Capital Distributions" for a discussion of these restrictions.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data presented below under the captions "Summary of Financial Condition" and "Summary of Operations" are derived from the Company's Consolidated Financial Statements, which have been audited by KPMG LLP and Deloitte & Touche LLP, independent certified public accountants. The information set forth below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Consolidated Financial Statements as of September 30, 1999 and 1998 and for each of the years in the three-year period ended September 30, 1999 and the auditors' reports thereon are included elsewhere in this document. Prior period amounts have been restated to include the accounts of an entity that was acquired using the pooling of interest method of accounting.

                                                                 AT SEPTEMBER 30,
                                       --------------------------------------------------------------------
                                           1999          1998          1997          1996          1995
                                       ------------  ------------  ------------  ------------  ------------
                                                                  (IN THOUSANDS)
SUMMARY OF FINANCIAL CONDITION

ASSETS
Cash and cash equivalents............  $    183,260  $    236,588  $    128,379  $    124,987  $    117,122
Securities purchased under agreements
  to resell and federal funds sold...       390,326       495,282       366,249       689,194       482,637
Securities and other investments.....       143,538       104,522        83,551        72,852       123,240
Mortgage-backed securities, net......     1,004,002       938,528     1,570,399     1,658,967     2,399,019
Loans
    Single family -- held for
      investment.....................     6,451,606     4,696,201     5,802,722     6,120,191     7,005,814
    Single family -- held for sale...       592,583     2,149,009       697,410       256,656       406,563
    Commercial.......................     5,408,675     3,518,280     2,239,898     1,014,176       759,555
    Consumer.........................       663,338       504,407       306,370       172,844       121,433
Mortgage servicing rights............       534,694       410,868       272,214       123,392        75,097
Other assets.........................       872,657       727,370       587,176       556,593       552,332
                                       ------------  ------------  ------------  ------------  ------------
         Total assets................  $ 16,244,679  $ 13,781,055  $ 12,054,368  $ 10,789,852  $ 12,042,812
                                       ============  ============  ============  ============  ============
LIABILITIES, MINORITY INTEREST,
  REDEEMABLE PREFERRED STOCK, AND
  STOCKHOLDERS' EQUITY
Deposits.............................  $  7,508,502  $  6,894,227  $  5,571,402  $  5,404,385  $  5,475,976
Federal Home Loan Bank advances......     6,443,470     4,783,498     3,992,581     3,490,654     4,384,193
Securities sold under agreements to
  repurchase
  and federal funds purchased........       516,900       824,043     1,312,301       834,286     1,172,533
Notes payable........................       368,762       219,720       220,199       115,000       115,000
Other liabilities....................       308,131       182,673       167,923       223,640       208,874
                                       ------------  ------------  ------------  ------------  ------------
         Total liabilities...........    15,145,765    12,904,161    11,264,406    10,067,965    11,356,576
                                       ------------  ------------  ------------  ------------  ------------
Minority interest -- Bank preferred
  stock..............................       185,500       185,500       185,500       185,500       185,500
Redeemable preferred stock...........       160,000       --            --            --            --
Stockholders' equity.................       753,414       691,394       604,462       536,387       500,736
                                       ------------  ------------  ------------  ------------  ------------
         Total liabilities, minority
           interest, redeemable
           preferred stock, and
           stockholders' equity......  $ 16,244,679  $ 13,781,055  $ 12,054,368  $ 10,789,852  $ 12,042,812
                                       ============  ============  ============  ============  ============

                                               AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                       -------------------------------------------------------
                                          1999        1998       1997       1996       1995
                                       -----------  ---------  ---------  ---------  ---------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS
Interest income......................  $ 1,007,986  $ 905,800  $ 816,483  $ 816,900  $ 750,861
Interest expense.....................      658,365    615,047    547,914    586,210    554,045
                                       -----------  ---------  ---------  ---------  ---------
    Net interest income..............      349,621    290,753    268,569    230,690    196,816
Provision for credit losses..........       38,368     20,123     18,107     16,489     24,791
                                       -----------  ---------  ---------  ---------  ---------
    Net interest income after
      provision for credit losses....      311,253    270,630    250,462    214,201    172,025
Non-interest income
    Loan servicing fees, net.........       54,408     35,975     32,381     30,383     32,677
    Net gains (losses)
         Sales of single family
           servicing rights and
           loans.....................       18,909     11,124     21,182     43,074     60,495
         Securities and
           mortgage-backed
           securities................        1,290      2,761      2,718      4,001         26
         Other loans.................        3,299        651      1,128      3,189     (1,210)
         Sale of mortgage
           offices(1)................      --          --          4,748     --         --
                                       -----------  ---------  ---------  ---------  ---------
         Net gains...................       23,498     14,536     29,776     50,264     59,311
    Deposit fees and charges.........       23,176     17,888     13,419      9,820      7,693
    Other............................       18,879     13,254      8,428      6,330      5,037
                                       -----------  ---------  ---------  ---------  ---------
    Total non-interest income........      119,961     81,653     84,004     96,797    104,718
                                       -----------  ---------  ---------  ---------  ---------
Non-interest expense
    Compensation and benefits........      109,944     88,890     76,836     89,205     84,784
    SAIF deposit insurance
      premiums.......................        3,974      4,167      4,797     45,690     11,428
    Court of claims litigation.......        7,575      1,800     --         --         --
    Merger related and restructuring
      costs(1).......................        2,394     --         --         10,681     --
    Other............................      125,758     97,621     93,755     96,573     89,893
                                       -----------  ---------  ---------  ---------  ---------
    Total non-interest expense.......      249,645    192,478    175,388    242,149    186,105
                                       -----------  ---------  ---------  ---------  ---------
    Income before income taxes,
      minority interest, and
      extraordinary loss.............      181,569    159,805    159,078     68,849     90,638
Income tax expense (benefit).........       53,659     25,862     60,986    (75,487)    37,545
                                       -----------  ---------  ---------  ---------  ---------
    Income before minority interest
      and extraordinary loss.........      127,910    133,943     98,092    144,336     53,093
Minority interest
    Bank preferred stock dividends...       18,253     18,253     18,253     18,253     10,600
    Payments in lieu of
      dividends(2)...................      --          --         --          6,413        377
                                       -----------  ---------  ---------  ---------  ---------
    Income before extraordinary
      loss...........................      109,657    115,690     79,839    119,670     42,116
Extraordinary loss -- early
  extinguishment of debt(3)..........      --          --          2,323     --         --
                                       -----------  ---------  ---------  ---------  ---------
    Net income.......................  $   109,657  $ 115,690  $  77,516  $ 119,670  $  42,116
                                       ===========  =========  =========  =========  =========
    Net income available to common
      stockholders...................  $   107,955  $ 115,690  $  77,516  $ 119,670  $  42,116
                                       ===========  =========  =========  =========  =========
Earnings per common share
    Basic............................  $      3.34  $    3.59  $    2.41  $    4.01  $    1.43
    Diluted..........................         3.28       3.51       2.38       3.81       1.33

CERTAIN RATIOS AND OTHER DATA
Book value per common share..........  $     23.22  $   21.47  $   18.77  $   17.96  $   16.99
Dividends declared per common
share................................         0.69       0.64       0.55       3.35     --
Average common shares outstanding....       32,299     32,200     32,210     29,872     29,475
Average common shares and potential
  dilutive common shares
  outstanding........................       32,941     32,976     32,536     29,927     29,481
Regulatory capital ratios of the Bank
    Tangible capital.................         7.14%      6.74%      7.71%      6.57%      6.21%
    Core capital.....................         7.15       6.76       7.76       6.64       6.30
    Total risk-based capital.........        11.71      10.48      13.17      13.09      13.45
Return on average assets(4)..........         0.85       1.04       0.86       1.28       0.51
Return on average common equity......        14.81      17.81      13.53      22.98       8.80
Efficiency ratio(5)..................        51.86      50.22      49.24      71.93      58.06
Stockholders' equity to assets.......         4.64       5.02       5.01       4.97       4.16
Tangible stockholders' equity to
  tangible assets....................         4.14       4.60       4.91       4.82       3.95
Net yield on interest-earning
  assets.............................         2.53       2.45       2.55       2.12       1.94
Interest rate spread.................         2.54       2.42       2.41       1.91       1.75

                                                      AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                       --------------------------------------------------------------------
                                           1999          1998          1997          1996          1995
                                       ------------  ------------  ------------  ------------  ------------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CERTAIN RATIOS AND OTHER DATA --
  CONTINUED
Average interest-earning assets to
  average interest-bearing
  liabilities........................          1.00          1.01          1.03          1.04          1.03
Single family servicing portfolio....  $ 30,892,993  $ 27,935,300  $ 24,518,396  $ 13,246,848  $ 12,532,472
Fundings
    Single family....................     3,680,202     3,791,447     2,188,943     3,603,371     3,226,324
    Commercial.......................     4,479,385     2,883,938     1,497,779       900,977       548,637
    Consumer.........................       318,409       370,338       153,944       125,992        99,249
                                       ------------  ------------  ------------  ------------  ------------
Total fundings.......................  $  8,477,996  $  7,045,723  $  3,840,666  $  4,630,340  $  3,874,210
                                       ============  ============  ============  ============  ============
Loans purchased for held for
  investment portfolio...............  $  2,151,626  $  1,158,270  $  1,086,249  $    148,510  $  2,658,093
Nonperforming assets to total
  assets.............................          0.67%         0.59%         0.62%         1.12%         0.84%
Allowance for credit losses to
  nonperforming loans................         92.25         76.62         73.40         44.85         49.05
Allowance for credit losses to total
  loans..............................          0.63          0.44          0.44          0.53          0.45
Net charge-offs to average loans.....          0.05          0.13          0.23          0.17          0.17
Full-time equivalent employees.......         2,578         1,968         1,577         2,340         2,691
Number of Community Banking
  branches...........................           150            83            71            70            65
Number of SBA lending offices........            23             2            --            --            --
Number of Commercial Banking
  offices............................            20            19            11             9             9
Number of mortgage origination
  offices(1).........................            10             8             6            85           122

CERTAIN RATIOS AND OTHER DATA --
  EXCLUDING ADJUSTING ITEMS(6)
Adjusted net income..................  $    110,830  $     91,256  $     76,915  $     57,127  $     42,116
Adjusted net income available to
  common stockholders................       109,128        91,256        76,915        57,127        42,116
Earnings per diluted share...........          3.31          2.77          2.36          1.81          1.33
Return on average assets.............          0.86%         0.85%         0.85%         0.67%         0.51%
Return on average common equity......         14.94         14.60         13.43         11.50          8.80
Efficiency ratio.....................         49.70         49.33         49.24         55.44         58.06

------------

(1) During fiscal 1997, the Company sold certain of its mortgage origination offices. During 1996 and in connection with this sale, the remaining offices were restructured or closed. The mortgage origination branches shown at September 30, 1999, 1998, and 1997 are wholesale mortgage origination offices. The merger related and restructuring costs recorded in fiscal 1999 related to the Company's acquisition of Texas Central. See Note 2 to the Consolidated Financial Statements.

(2) In connection with its original acquisition of the Bank in 1988, the Bank issued to the FDIC-FSLIC Resolution Fund a warrant to acquire 158,823 shares of common stock of the Bank. Payments in lieu of dividends related to the warrant, which was redeemed in August 1996.

(3) The fiscal 1997 extraordinary loss represents costs and charges associated with the repurchase and retirement of a majority of the Company's senior notes.

(4) Return on average assets is net income without deduction of minority interest, divided by average total assets.

(5) Efficiency ratio is non-interest expenses (excluding goodwill amortization), divided by net interest income plus non-interest income, excluding the gain on the sale of mortgage offices.

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

(6) Adjusting items are comprised of the following for fiscal 1999, 1998, 1997, and 1996:

    -- 1999 (adjusting items decreased actual earnings per share ("EPS")
       $0.03) -- (1) a positive income tax adjustment totalling $13.5 million,
       (2) court of claims litigation expenses of $7.6 million ($4.7 million net of tax), (3) an additional $13 million provision for credit losses associated with the increased growth of certain types of single family and commercial loans ($8.1 million net of tax), and (4) $2.9 million of costs related to the Texas Central acquisition ($1.8 million net of tax);

    -- 1998 (adjusting items increased actual EPS $0.74) -- (1) two positive income tax adjustments totalling $33.5 million, (2) an increase in the commercial loan provision for credit losses of $7.8 million ($4.9 million net of tax), and (3) provisions for the impact of higher prepayments on the single family loan and servicing portfolios totalling $6.7 million ($4.2 million net of tax);

    -- 1997 (adjusting items increased actual EPS $0.02) -- (1) the gain on the sale of mortgage offices of $4.7 million ($2.9 million net of tax) and (2) an extraordinary loss on extinguishment of debt of $3.6 million ($2.3 million net of tax);

    -- 1996 (adjusting items increased actual EPS $2.00) -- (1) a one-time SAIF assessment charge of $33.7 million ($20.7 million net of tax), (2) compensation expense of $7.8 million ($4.8 million net of tax), (3) charges totalling $12.5 million ($7.7 million net of tax) related to the restructuring of and items associated with the mortgage origination business, (4) a contractual payment to previous minority interests of $5.9 million, and (5) an income tax benefit of $101.7 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Prior period amounts have been restated to include the accounts of an entity that was acquired using the pooling of interest method of accounting.

DISCUSSION OF RESULTS OF OPERATIONS

    OVERVIEW

     1999 COMPARED TO 1998. Net income was $109.7 million or $3.28 per diluted share for fiscal 1999, compared to $115.7 million or $3.51 per diluted share for fiscal 1998. The decrease in net income is primarily due to two positive income tax adjustments recorded during fiscal 1998 totalling $33.5 million, partially offset by a $13.5 million tax adjustment in fiscal 1999. Net interest income increased due to higher levels of interest-earning assets, particularly in the commercial lending businesses. Non-interest income increased due to higher net servicing fee revenue and increased gains on sales of single family loans. The increase in the provision for credit losses relates to the growth in the single family and commercial loan portfolios, as well as changes in the mix of those portfolios. Non-interest expenses are up due to growth in the Community Banking and Commercial Banking businesses.

     1998 COMPARED TO 1997. Net income was $115.7 million or $3.51 per diluted share for fiscal 1998, compared to $77.5 million or $2.38 per diluted share for fiscal 1997. The increase in net income was primarily caused by two positive income tax adjustments that were recorded in fiscal 1998, increased net interest income, and increased loan servicing, Community Banking, and Commercial Banking related fees. These increases were partially offset by lower gains on sales of single family loans and higher non-interest expenses.

  SEGMENTS

     The Company's business segments include Commercial Banking (which is comprised of Residential Construction Lending, Mortgage Banker Finance, Commercial Real Estate Lending, Multi-Family Lending, and Healthcare Lending), Community Banking, Mortgage Servicing, Mortgage Banking, and Investment Portfolio. Financial information by segment is reported on a basis consistent with how such information is presented to management for purposes of making operating decisions and assessing performance. See Note 20 to the Consolidated Financial Statements. Summarized financial information by business segment for fiscal 1999 was as follows:

                                              AT OR FOR THE YEAR ENDED
                                                 SEPTEMBER 30, 1999
                                        ------------------------------------
                                                     GROSS
                                         INCOME     REVENUES      ASSETS
                                        --------   ----------  -------------
                                                   (IN THOUSANDS)
Commercial Banking
     Residential Construction
     Lending.........................   $ 24,181   $   34,348  $   1,169,138
     Mortgage Banker Finance.........     22,300       30,047      1,088,144
     Commercial Real Estate
     Lending.........................     15,786       21,896        865,339
     Multi-Family Lending............     15,665       21,310      1,061,347
     Healthcare Lending..............      8,550       12,483        615,794
     Other...........................      6,016        9,953        477,894
                                        --------   ----------  -------------
          Total Commercial Banking...     92,498      130,037      5,277,656
Community Banking....................     21,489      148,789      1,179,002
Mortgage Servicing...................     22,319       64,454        788,941
Mortgage Banking.....................     21,880       49,626      2,754,640
Investment Portfolio.................     39,555       68,641      5,412,149
                                        --------   ----------  -------------
     Reportable Segments.............    197,741      461,547     15,412,388
Other................................    (16,172)       8,035        832,291
                                        --------   ----------  -------------
     Total...........................   $181,569   $  469,582  $  16,244,679
                                        ========   ==========  =============

    NET INTEREST INCOME

     Net interest income is based on the levels of interest-earning assets and interest-bearing liabilities and the spread between the yields earned on assets and rates paid on liabilities. The net interest-rate spread is affected by changes in general market interest rates, including changes in the relationship between short- and long-term interest rates, the effects of periodic caps on the Company's adjustable-rate loan and MBS portfolios, and the interest rate sensitivity position or gap. See "Quantitative and Qualitative Disclosures
About Market Risk," and Note 12 to the Consolidated Financial Statements.

     The Company's average balances, interest, and average yields were as follows:

                                                                     FOR THE YEAR ENDED SEPTEMBER 30,
                                          ---------------------------------------------------------------------------------------
                                                       1999                             1998                        1997
                                          ------------------------------   ------------------------------   ---------------------
                                           AVERAGE                YIELD/    AVERAGE                YIELD/    AVERAGE
                                           BALANCE    INTEREST     RATE     BALANCE    INTEREST     RATE     BALANCE    INTEREST
                                          ----------  ---------   ------   ----------  ---------   ------   ----------  ---------
                                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets
    Short-term interest-earning
      assets............................  $  390,737  $  20,692    5.37%   $  528,013  $  38,641    7.32%   $  575,801  $  36,729
    Securities and other investments....     169,295      7,414    4.57       145,906      9,711    6.66        88,812      5,841
    Mortgage-backed securities..........   1,098,249     69,665    6.36     1,235,486     82,276    6.66     1,549,198    104,955
    Loans:
        Single family - held for
          investment....................   5,272,188    386,721    7.34     4,844,430    371,286    7.66     6,115,456    478,030
        Single family - held for sale...   1,534,219     96,453    6.29     1,667,629    111,143    6.66       325,237     24,782
        Commercial......................   4,557,010    365,022    8.04     2,860,296    246,427    8.62     1,451,516    130,287
        Consumer........................     580,656     45,843    7.94       393,671     33,638    8.54       248,262     24,440
                                          ----------  ---------   ------   ----------  ---------   ------   ----------  ---------
          Total loans...................  11,944,073    894,039    7.50     9,766,026    762,494    7.81     8,140,471    657,539
    FHLB stock..........................     295,206     16,176    5.48       211,544     12,678    5.99       193,106     11,419
                                          ----------  ---------   ------   ----------  ---------   ------   ----------  ---------
        Total interest-earning assets...  13,897,560  1,007,986    7.27    11,886,975    905,800    7.62    10,547,388    816,483
    Non-interest-earning assets.........   1,152,046                          966,708                          630,116
                                          ----------                       ----------                       ----------
        Total assets....................  $15,049,606                      $12,853,683                      $11,177,504
                                          ==========                       ==========                       ==========
Interest-bearing liabilities
    Interest-bearing deposits
        Checking accounts...............  $  233,222      2,391    1.03    $  215,976      3,109    1.44    $  212,781      2,587
        Money market accounts...........   2,202,400    109,393    4.97     1,973,170    107,209    5.43     1,569,461     83,883
        Savings accounts................     133,074      2,430    1.83       127,373      3,041    2.39       128,448      3,165
        Certificates of deposit.........   3,469,732    182,416    5.27     3,395,515    189,566    5.58     2,955,230    174,811
    Non-interest bearing deposits.......   1,130,031     --        --         820,838     --        --         538,354     --
                                          ----------  ---------   ------   ----------  ---------   ------   ----------  ---------
        Total deposits..................   7,168,459    296,630    4.15     6,532,872    302,925    4.63     5,404,274    264,446
    FHLB advances.......................   5,820,296    303,014    5.21     4,090,581    236,265    5.78     3,705,326    212,573
    Reverse repurchase agreements and
      federal funds purchased...........     644,911     32,929    5.13       975,779     56,286    5.77     1,005,299     57,485
    Notes payable.......................     297,585     25,792    8.67       220,019     19,571    8.90       157,565     13,410
                                          ----------  ---------   ------   ----------  ---------   ------   ----------  ---------
        Total interest-bearing
          liabilities...................  13,931,251    658,365    4.73    11,819,251    615,047    5.20    10,272,464    547,914
    Non-interest-bearing liabilities,
      minority interest, redeemable
      preferred stock, and stockholders'
      equity............................   1,118,355                        1,034,432                          905,040
                                          ----------  ---------   ------   ----------  ---------   ------   ----------  ---------
        Total liabilities, minority
          interest, redeemable preferred
          stock, and stockholders'
          equity........................  $15,049,606                      $12,853,683                      $11,177,504
                                          ==========                       ==========                       ==========
Net interest income/interest rate
  spread................................              $ 349,621    2.54%               $ 290,753    2.42%               $ 268,569
                                                      =========   ======               =========   ======               =========
Net yield on interest-earning assets....                           2.53%                            2.45%
                                                                  ======                           ======
Ratio of average interest-earning assets
  to average interest-bearing
  liabilities...........................                           1.00                             1.01
                                                                  ======                           ======


                                          YIELD/
                                           RATE
                                          ------

Interest-earning assets
    Short-term interest-earning
      assets............................   6.38%
    Securities and other investments....   6.58
    Mortgage-backed securities..........   6.77
    Loans:
        Single family - held for
          investment....................   7.82
        Single family - held for sale...   7.62
        Commercial......................   8.98
        Consumer........................   9.84
                                          ------
          Total loans...................   8.08
    FHLB stock..........................   5.91
                                          ------
        Total interest-earning assets...   7.74
    Non-interest-earning assets.........

        Total assets....................

Interest-bearing liabilities
    Interest-bearing deposits
        Checking accounts...............   1.22
        Money market accounts...........   5.34
        Savings accounts................   2.46
        Certificates of deposit.........   5.92
    Non-interest bearing deposits.......   --
                                          ------
        Total deposits..................   4.89
    FHLB advances.......................   5.74
    Reverse repurchase agreements and
      federal funds purchased...........   5.72
    Notes payable.......................   8.51
                                          ------
        Total interest-bearing
          liabilities...................   5.33
    Non-interest-bearing liabilities,
      minority interest, redeemable
      preferred stock, and stockholders'
      equity............................
                                          ------
        Total liabilities, minority
          interest, redeemable preferred
          stock, and stockholders'
          equity........................

Net interest income/interest rate
  spread................................   2.41%
                                          ======
Net yield on interest-earning assets....   2.55%
                                          ======
Ratio of average interest-earning assets
  to average interest-bearing
  liabilities...........................   1.03
                                          ======

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

                                                          FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------------------------------------------
                                                 1999 VS. 1998                       1998 VS. 1997
                                       ----------------------------------  ----------------------------------
                                         VOLUME       RATE        NET        VOLUME       RATE        NET
                                       ----------  ----------  ----------  ----------  ----------  ----------
                                                                   (IN THOUSANDS)
INTEREST INCOME
  Short-term interest-earning
     assets..........................  $   (8,875) $   (9,074) $  (17,949) $   (3,212) $    5,124  $    1,912
  Securities and other investments...       1,284      (3,581)     (2,297)      3,798          72       3,870
  Mortgage-backed securities.........      (8,973)     (3,638)    (12,611)    (20,996)     (1,683)    (22,679)
  Loans..............................     172,394     (40,849)    131,545     127,025     (22,070)    104,955
  FHLB stock.........................       4,655      (1,157)      3,498       1,103         156       1,259
                                       ----------  ----------  ----------  ----------  ----------  ----------
          Total......................     160,485     (58,299)    102,186     107,718     (18,401)     89,317
                                       ----------  ----------  ----------  ----------  ----------  ----------
INTEREST EXPENSE
  Deposits...........................      16,192     (22,487)     (6,295)     44,943      (6,464)     38,479
  FHLB advances......................      91,948     (25,199)     66,749      22,204       1,488      23,692
  Reverse repurchase agreements and
     federal funds purchased.........     (17,607)     (5,750)    (23,357)     (1,699)        500      (1,199)
  Notes payable......................       6,739        (518)      6,221       5,522         639       6,161
                                       ----------  ----------  ----------  ----------  ----------  ----------
          Total......................      97,272     (53,954)     43,318      70,970      (3,837)     67,133
                                       ----------  ----------  ----------  ----------  ----------  ----------
          Net change in net interest
            income...................  $   63,213  $   (4,345) $   58,868  $   36,748  $  (14,564) $   22,184
                                       ==========  ==========  ==========  ==========  ==========  ==========

     1999 COMPARED TO 1998. Net interest income increased $58.9 million or 20% during fiscal 1999. This increase was due to a $2.0 billion or 17% increase in average interest-earning assets, as well as a change in the composition of assets and deposits. The net yield on interest-earning assets ("net yield") increased 8 basis points to 2.53%.

     The increase in average interest-earning assets came from growth in the Company's higher yielding commercial and consumer loan portfolios. Average commercial and consumer loans totalled $5.1 billion or 37% of average interest-earning assets for fiscal 1999 as compared to $3.3 billion or 27% of average interest-earning assets for fiscal 1998. Average deposits increased $635.6 million or 10% during the current year. This growth was principally due to an increase in the number of transaction accounts resulting from the Midland acquisition and the 7-Day Banking Centers opened in Kroger Stores during fiscal 1999. Transaction accounts averaged $3.6 billion or 51% of average total deposits, up from $3.1 billion or 47% in the prior year. The growth in assets was funded primarily with FHLB advances and the growth in deposits. See
"-- Discussion of Changes in Financial Condition."

     The net yield increased 8 basis points during fiscal 1999, as a result of increased levels of higher yielding commercial and consumer loans and lower costing transaction deposit accounts. On average, market interest rates were lower during fiscal 1999, as compared to fiscal 1998. The favorable effect of the decline on the cost of funds exceeded the decline in asset yields.

     1998 COMPARED TO 1997. Net interest income increased $22.2 million or 8% during fiscal 1998. This increase was due to a $1.3 billion or 13% increase in average interest-earning assets and a change in the composition of assets and deposits, partially offset by a 10 basis point decrease in the net yield.

     The increase in average interest-earning assets came from growth in the commercial and consumer loan portfolios through fundings and purchases. As a result of this growth, the composition of the Company's assets changed during fiscal 1998. For fiscal 1998, commercial and consumer loans comprised 27% of average interest-earning assets and single family loans comprised 55%. During fiscal 1997, commercial and consumer loans comprised 16% of average interest-earning assets and single family loans comprised 61%. Average deposits increased $1.1 billion or 21% during fiscal 1998. This increase is primarily due to an increase in lower costing transaction accounts and CDs.

     The net yield was 2.45% for fiscal 1998, compared to 2.55% for fiscal 1997. The net yield decreased due to a decline in long-term market interest rates, and the resulting prepayments of higher yielding single family loans. As new loans are originated at the lower current market interest rates, they were generally included in the Company's held for sale portfolio. Excluding the single family held for sale portfolio, the net yield would have been 2.70% for the year ended September 30, 1998, compared to 2.57% for the year ended September 30, 1997. The resulting 13 basis point increase demonstrated increased levels of higher yielding commercial loans and lower deposit rates. The decline in deposit rates resulted from deposits acquired in branch acquisitions in fiscal 1998 and maturities of higher rate brokered deposits.

     PROVISION FOR CREDIT LOSSES

     Management periodically evaluates each loan portfolio based on a variety of factors in an effort to determine that the period end allowance for credit loss level is adequate to cover probable losses. The allowance for credit losses totalled $82.7 million or 0.63% of total loans at September 30, 1999, $47.5 million or 0.44% at September 30, 1998, and $39.7 million or 0.44% at September 30, 1997. The provision for credit losses totalled $38.4 million in fiscal 1999, $20.1 million in fiscal 1998, and $18.1 million in fiscal 1997. See "-- Asset Quality" and Note 6 to the Consolidated Financial Statements.

                          ALLOWANCE FOR CREDIT LOSSES

                                        SINGLE
                                        FAMILY     COMMERCIAL    CONSUMER     TOTAL
                                        -------    ----------    --------   ---------
                                                       (IN THOUSANDS)
Balance at September 30, 1997........   $24,538     $  9,315     $ 5,870    $  39,723
     Provision.......................    (8,343)      24,105       4,361       20,123
     Net charge-offs.................    (3,692)        (675)     (7,976 )    (12,343)
                                        -------    ----------    --------   ---------
Balance at September 30, 1998........    12,503       32,745       2,255       47,503
     Provision.......................     9,644       27,288       1,436       38,368
     Acquisition.....................     --           2,594       --           2,594
     Net charge-offs.................    (3,117)      (1,356)     (1,287 )     (5,760)
                                        -------    ----------    --------   ---------
Balance at September 30, 1999........   $19,030     $ 61,271     $ 2,404    $  82,705
                                        =======    ==========    ========   =========

     1999 COMPARED TO 1998. The increase in the provision for credit losses and the related allowance during fiscal 1999 is a result of the significant growth in the single family and commercial loan portfolios. An additional provision for credit losses of $13.0 million was recorded in the fourth quarter of fiscal 1999. This provision related to the growth in certain types of single family and commercial loans, which have historically experienced higher levels of default and loss severity.

     The single family loan provision totalled $9.6 million for fiscal 1999, compared to a negative $8.3 million for fiscal 1998, for an increase of $18.0 million. The increase in the provision during fiscal 1999 exhibits an increase in the single family loans held for investment portfolio, a change in the mix of that portfolio during the year, and the effects of a loss ratio reassessment performed in 1998. During fiscal 1998, $9.1 million of the single family allowance was reversed through a negative provision as a result of the historically low levels of losses experienced in that portfolio. The single family loans held for investment portfolio increased $1.8 billion during fiscal 1999, from $4.7 billion at September 30, 1998 to $6.5 billion at September 30, 1999. The single family loans held for investment allowance ratio increased slightly from 0.27% at September 30, 1998 to 0.29% at September 30, 1999.

     The commercial loan provision totalled $27.3 million for fiscal 1999, compared to $24.1 million for fiscal 1998, for an increase of $3.2 million. The provision for fiscal 1999 resulted from an increase in the commercial loan portfolio during the year, as well as, a change in the mix of that portfolio during the year. The commercial loan portfolio increased $1.9 billion during fiscal 1999, from $3.5 billion at September 30, 1998 to $5.4 billion at

September 30, 1999. The commercial loan allowance ratio increased from 0.95% at September 30, 1998 to 1.14% at September 30, 1999.

     The consumer loan provision decreased to $1.4 million during fiscal 1999, compared to $4.4 million during fiscal 1998, primarily due to provisions recorded during fiscal 1998 related to the consumer line of credit portfolio which was sold during that year.

     1998 COMPARED TO 1997. The provision for credit losses increased $2.0 million, to $20.1 million in fiscal 1998. This increase principally resulted from an increase in the allowance established for the commercial loan portfolio, which was partially offset by a reduction in the allowance for the single family loans held for investment portfolio. The commercial loan portfolio increased $1.3 billion or 57% during fiscal 1998. Due to this growth, and the increased risks associated with this type of portfolio, most particularly the non-residential commercial loans, the Company increased this portfolio's allowance levels to approximately one percent. The single family loans held for investment portfolio decreased $1.1 billion or 19% during fiscal 1998. The Company determined that its allowance for single family loans held for investment could be reduced, based on the portfolio's historical losses, as well as the reduction in the outstanding portfolio balance. Accordingly, a negative provision was recorded and the allowance for single family loans held for investment was reduced to approximately 27 basis points. The consumer loan provision decreased from the year ago period due to the sale of the consumer line of credit portfolio totalling $37.6 million in fiscal 1998. Charge-offs of $4.9 million related to this sale were recorded during fiscal 1998.

     NON-INTEREST INCOME

     1999 COMPARED TO 1998. The primary components of non-interest income are net loan servicing fees, net gains from sales of single family and SBA loans, Community Banking deposit related fees and charges, commissions from annuity and security sales to consumers, and Commercial Banking fees. Non-interest income increased $38.3 million or 47% during fiscal 1999.

     The largest component of non-interest income is loan servicing fees, which totalled $54.4 million for an increase of $18.4 million or 51% during fiscal 1999. This increase was due to higher average servicing fees received per loan and due to a larger average servicing portfolio. The total average servicing fee rate, including ancillary revenues, rose to 42.4 basis points during the current year, compared to 37.3 basis points during the prior year. Loan servicing rights purchased during the current year included a significant amount of government guaranteed loans that yield a higher servicing fee per loan, contributing to the increased servicing fees earned. At September 30, 1999, government-backed loans comprised 50% of the serviced for others portfolio, compared to 40% at September 30, 1998. The portfolio of single family loans serviced for others averaged $23.5 billion during fiscal 1999, compared to $21.7 billion during fiscal 1998. The growth in the Company's servicing portfolio came from purchases of servicing rights and sales of originated single family loans with servicing retained, partially offset by payoffs. See "-- Discussion of Changes in Financial Condition -- Mortgage Servicing Rights." During fiscal 1998, the Company recorded a $4.8 million valuation allowance to recognize the risks associated with expected increased prepayments on the servicing portfolio's underlying loans. No additional valuation allowance was required during the current year.

     Net gains from sales of single family loans, SBA loans, and securities made in the ordinary course of business comprised the majority of the $23.5 million of gains during fiscal 1999, up $9.0 million or 62% over the prior year. Increased volumes sold ($2.8 billion during the current year versus $1.9 billion during the prior year) and changes in the mix of products sold resulted in a $7.8 million or 70% increase in net gains on sales of single family loans during the current year. Increased SBA banking sales resulted in a $2.3 million or 100% increase in related net gains, which totalled $4.7 million during the current year compared to $2.4 million during the prior year.

     Deposit fees and charges increased $5.3 million or 30% primarily due to an increase in the number of checking accounts. Growth in the number of checking accounts from 179,000 at September 30, 1998 to 233,000 at September 30, 1999 is primarily due to the Midland and Texas Central acquisitions, as well as the 7-Day Banking Centers opened in Kroger stores during fiscal 1999. See
"-- Discussion of Changes in Financial Condition -- Deposits."

     Other non-interest income increased $5.6 million or 42% primarily due to increased income earned on sales of annuities due to higher sales volumes during fiscal 1999 and due to higher fee revenue related to the mortgage banker finance business.

     1998 COMPARED TO 1997. Non-interest income decreased $2.4 million or 3% during fiscal 1998, compared to fiscal 1997. This decrease was largely the result of lower gains on sales of single family loans, partially offset by increased loan servicing, Community Banking, and Commercial Banking related fees. Fiscal 1997 results include a $4.7 million gain related to the sale of certain mortgage origination offices.

     Despite an increase in the volume of single family loans sold ($1.9 billion for fiscal 1998, compared to $1.2 billion for fiscal 1997), gains on sales of such loans declined $10.1 million or 47%. Loans sold during fiscal 1998 were originated through the Company's wholesale network. Loans sold in fiscal 1997 were principally originated through the Company's retail network, which was sold during the second quarter of fiscal 1997. While loans originated through a wholesale network typically have a higher cost basis and therefore reduced gains upon sale, non-interest expenses associated with such loans are generally lower. Changes in the mix of products sold and, to a lesser extent, competitive market pressures also contributed to lower gains during the current period.

     Net loan servicing fees increased $3.6 million during fiscal 1998. Loan servicing fees for fiscal 1998 were reduced by a valuation allowance of $4.8 million, which was established due to the effect of a decline in long-term market interest rates. Excluding this valuation allowance, loan servicing fees increased $8.4 million or 26% during fiscal 1998. Gross servicing fee revenue increased $31.6 million, and the related amortization of MSRs increased $23.2 million. These increases resulted from a larger portfolio of single family loans serviced for others, which averaged $21.7 billion for fiscal 1998, compared to $14.5 billion for fiscal 1997.

     Deposit fees and charges increased $4.5 million or 33%, during fiscal 1998 due to higher volumes of activity in several areas. Checking account fee revenue grew by $3.2 million, stemming from growth in the number of checking accounts from 166,000 at September 30, 1997 to 179,000 at September 30, 1998, as well as a higher volume of insufficient funds charges. Fees on debit cards, introduced in March 1997, increased $1.1 million over the prior year.

     Other non-interest income increased $4.8 million or 57% during fiscal 1998 due to an increase in broker and annuity fees resulting from an increase in sales volume. Commercial Banking related fees increased $1.3 million due primarily to growth in the mortgage banker line of credit portfolio, which almost doubled from $464.0 million at September 30, 1997 to $787.3 million at September 30, 1998.

    MORTGAGE BANKING RESTRUCTURING AND SALE OF OFFICES

     In fiscal 1997, the Company sold certain of its mortgage origination offices. In connection with this sale, the remaining offices were restructured or closed. The net gain on the sale of these offices, reduced by restructuring costs, was $4.7 million before tax, $2.9 million after tax, or $0.09 per share.

     NON-INTEREST EXPENSE

     1999 COMPARED TO 1998. Non-interest expense was $249.6 million and $192.5 million for fiscal 1999 and 1998. Included in these amounts are litigation expenses of $7.6 million and $1.8 million related to the Company's Court of Claims case against the federal government in fiscal 1999 and 1998. Fiscal 1999 expense also includes $2.4 million of merger related and restructuring costs associated with the August 1999 Texas Central acquisition. See "Legal Proceedings" and Notes 2 and 18 to the Consolidated Financial Statements. Excluding the litigation expenses and the merger related and restructuring costs, non-interest expense was $239.6 million and $190.7 million, for an increase of $48.9 million or 26% year over year. This increase exhibits the continued growth in all businesses of the Company, most particularly the Community Bank and the Commercial Bank. During fiscal 1999, the Community Bank's retail network expanded from 83 branch locations to 150, while the number of checking accounts grew from 179,000 to 233,000. The Company's investment in 7-Day Banking Centers, which resulted in the opening of 59 new Kroger store locations during 1999, and the expansion into Midland, Texas in February 1999, contributed to this increase. Additionally, the SBA initiative within the Community Bank grew from two lending offices at September 30, 1998 to 23 offices at September 30, 1999. Record loan volumes in the Commercial Bank contributed to additional expenses in that business. Technology initiatives, including the Year

2000 and e-commerce efforts, real estate expenses and a larger government-backed loan servicing portfolio also caused non-interest expenses to increase year over year. On a year to date basis, the adjusted efficiency ratio was 49.70% for the current year, compared to 49.33% in the prior year.

     1998 COMPARED TO 1997. Non-interest expense was $192.5 million for fiscal 1998, up 10% from $175.4 million for fiscal 1997. Despite the increase in expenses, the efficiency ratio remained at approximately 50% for both periods. The expense increase was principally the result of growth in the servicing portfolio, higher levels of loan activity, and branch acquisitions in fiscal 1998. Start-up costs incurred in conjunction with the Company's program of offering home equity loans in Texas also caused an increase in non-interest expenses. Non-interest expenses for fiscal 1998 included $1.8 million of costs associated with the Company's Court of Claims case. See "Legal Proceedings." Non-interest expense for fiscal 1997 included costs associated with the retail mortgage origination network, which was sold in the second quarter of fiscal 1997.

     INCOME TAXES

     The provision for income taxes was $53.7 million for fiscal 1999, $25.9 million for fiscal 1998, and $61.0 million for fiscal 1997. The August 1999 issuance of the Corporate PIES and the Redeemable Preferred Stock Series A caused an ownership change under Section 382 of the Internal Revenue Code. This ownership change deferred the future utilization of the Company's NOLs with the result that the Company will no longer be required to share certain tax benefits of these losses with a third party pursuant to a contractual agreement entered into in connection with the original acquisition of the Bank. This deferral resulted in the recognition of $13.5 million tax benefit during fiscal 1999.

     During fiscal 1998, the Company successfully resolved an outstanding tax benefit lawsuit with the FDIC as manager of the FSLIC Resolution Fund, which resulted in a positive income tax adjustment of approximately $6.0 million. Additionally, the Company recognized a positive income tax adjustment of $27.5 million resulting from the anticipated use of additional NOLs against future taxable income.

    MINORITY INTEREST

     Dividends paid on the Bank's preferred stock were $18.3 million for fiscal 1999, 1998, and 1997. These shares are not owned by the Company and, accordingly, are shown as minority interest in the Consolidated Financial Statements. See Note 16 to the Consolidated Financial Statements.

    EXTRAORDINARY LOSS

     In May 1997, the Company issued $220 million of subordinated notes and used a portion of the net proceeds to retire $114.5 million of the Company's senior notes. The costs associated with retiring the senior notes are shown as an extraordinary loss of $3.6 million, $2.3 million after tax, or $0.07 per share. See Note 11 to the Consolidated Financial Statements.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION

     GENERAL

     1999 ACTIVITY. Total assets increased $2.4 billion or 17% to $16.2 billion at September 30, 1999 from $13.8 billion at September 30, 1998. This increase was primarily the result of commercial loan additions, particularly in the single family construction, commercial real estate, and healthcare loan portfolios. These additions were funded primarily with FHLB advances and deposits.

     1998 ACTIVITY. Total assets increased during fiscal 1998 by $1.7 billion or 14% to $13.8 billion. This increase primarily occurred in the commercial loan portfolio. During the year, the Company acquired 21 Community Banking branches having deposits totalling $1.5 billion. The cash acquired in these transactions, along with principal repayments on loans and MBS, were used to fund the growth in the Company's loan portfolio.

     INVESTMENT PORTFOLIO

     The following table sets forth the composition of the Company's investment portfolio.

                                                   AT SEPTEMBER 30,
                                       ----------------------------------------
                                           1999          1998          1997
                                       ------------  ------------  ------------
                                                    (IN THOUSANDS)
Securities purchased under agreements
  to resell and federal funds sold... $ 390,326 $ 495,282 $ 366,249 Securities and other investments
     SBA interest-only strips........        88,199        71,561        37,511
     U.S. government and agency......        47,468        31,127        34,827
     State and local government
       agency........................         5,958       --            --
     Other...........................         1,913         1,834        11,213
Mortgage-backed securities
     U.S. government and agency......       292,926       284,445       651,986
     Other...........................       711,076       654,083       918,413
                                       ------------  ------------  ------------
          Total......................  $  1,537,866  $  1,538,332  $  2,020,199
                                       ============  ============  ============

     1999 ACTIVITY. The Company's portfolio of repurchase agreements and federal funds sold is maintained for liquidity and short-term investment purposes. The decrease during fiscal 1999 represents the Company's ability to reinvest these funds in higher yielding assets.

     In connection with the Commercial Bank's SBA business, $474.4 million of SBA loans were securitized, of which $451.5 million were sold. SBA interest-only strips totalling $37.4 million were retained by the Company. During fiscal 1999, $722.4 million of securities, primarily commercial paper, were purchased, of which $692.6 million matured. Sales of securities other than SBA totalled $29.6 million during fiscal 1999. Securities acquired in the Midland transaction totalled $41.9 million.

     During fiscal 1999, $469.9 million of MBS were purchased, a large portion of which were AAA and AA rated commercial MBS. Principal repayments totalling $368.3 million for fiscal 1999 were lower than the fiscal 1998 repayments of $539.7 million due to a lower average portfolio balance outstanding as well as a decline in payoffs during fiscal 1999. The increased net unrealized loss on securities available for sale primarily related to the commercial MBS purchased during this year, reflecting an increase in market interest rates and a widening of spreads since the time of purchase.

     1998 ACTIVITY. Repurchase agreements and federal funds sold increased during fiscal 1998 primarily resulting from the Company's ability to borrow funds and invest those funds at a positive spread on a short-term basis.

     During fiscal 1998, $506.1 million of SBA loans were securitized, of which $494.8 million were sold. SBA interest-only strips totalling $45.8 million were retained by the Company. Additionally, during fiscal 1998, $364.9 million of securities, primarily commercial paper, were purchased of which $344.5 million matured.

     MBS declined due to principal repayments and sales. Principal repayments increased 61%, totalling $539.7 million during fiscal 1998, compared to $335.4 million for fiscal 1997, as a result of increased refinancing activity. Sales of MBS totalled $99.5 million during fiscal 1998, compared to $6.9 million during fiscal 1997.

     LOAN PORTFOLIO

     The following table shows the composition of the loan portfolio.

                                                                  AT SEPTEMBER 30,
                                       ----------------------------------------------------------------------
                                           1999           1998           1997          1996          1995
                                       -------------  -------------  ------------  ------------  ------------
                                                                   (IN THOUSANDS)
SINGLE FAMILY
  Held for investment................  $   6,470,636  $   4,708,704  $  5,827,260  $  6,148,863  $  7,035,446
  Allowance for credit losses........        (19,030)       (12,503)      (24,538)      (28,672)      (29,632)
                                       -------------  -------------  ------------  ------------  ------------
          Net single family held for
            investment...............      6,451,606      4,696,201     5,802,722     6,120,191     7,005,814
  Held for sale......................        592,583      2,149,009       697,410       256,656       406,563
                                       -------------  -------------  ------------  ------------  ------------
          Net single family loans....      7,044,189      6,845,210     6,500,132     6,376,847     7,412,377
                                       -------------  -------------  ------------  ------------  ------------
COMMERCIAL
  Single family construction.........      1,254,796        781,729       392,956       243,249       116,702
  Mortgage banker finance line of
     credit..........................        944,155        787,343       464,037       139,761       109,278
  Commercial real estate
     construction....................        115,633         91,204        28,890        21,473         3,613
  Commercial real estate.............        860,644        431,858       287,161        22,564        31,094
  Multi-family construction..........        228,043        171,670       106,579        30,840        34,873
  Multi-family.......................        822,280        701,914       667,209       476,797       444,538
  Healthcare construction............        279,216        144,361        29,630       --            --
  Healthcare.........................        328,541        121,348        65,545         8,750       --
  Commercial syndication.............        305,945        173,998        72,380       --            --
  SBA................................        156,799         77,529        73,680        37,009           998
  Small business.....................        135,884         68,071        61,146        40,046        22,750
  Energy.............................         30,712       --             --            --            --
  Agricultural.......................          7,298       --             --            --            --
                                       -------------  -------------  ------------  ------------  ------------
          Total commercial...........      5,469,946      3,551,025     2,249,213     1,020,489       763,846
  Allowance for credit losses........        (61,271)       (32,745)       (9,315)       (6,313)       (4,291)
                                       -------------  -------------  ------------  ------------  ------------
          Net commercial loans.......      5,408,675      3,518,280     2,239,898     1,014,176       759,555
                                       -------------  -------------  ------------  ------------  ------------
CONSUMER
  Real estate........................        579,295        434,370       204,630        80,456        31,373
  Installment........................         80,253         64,491        57,121        41,059        32,108
  Revolving..........................          6,194          7,801        50,489        56,548        61,199
                                       -------------  -------------  ------------  ------------  ------------
          Total consumer.............        665,742        506,662       312,240       178,063       124,680
  Allowance for credit losses........         (2,404)        (2,255)       (5,870)       (5,219)       (3,247)
                                       -------------  -------------  ------------  ------------  ------------
          Net consumer loans.........        663,338        504,407       306,370       172,844       121,433
                                       -------------  -------------  ------------  ------------  ------------
  Total loans, net...................  $  13,116,202  $  10,867,897  $  9,046,400  $  7,563,867  $  8,293,365
                                       =============  =============  ============  ============  ============

     The Company's loan portfolio is concentrated in certain geographical regions, particularly California and Texas. The performance of such loans may be affected by changes in local economic and business conditions. Unfavorable or worsened economic conditions throughout California or Texas could have a materially adverse effect on the Company's financial condition, results of operations, or liquidity. See Note 6 to the Consolidated Financial Statements for a geographic distribution of the loan portfolio and see " -- Asset
Quality."

     In recent years, the Company has focused on originating commercial and consumer loans. However, single family mortgage loan activity continues to have a significant impact on the loan portfolio. The table below shows the activity in the loan portfolio. Fundings include originations of new loans and increases in existing loans, such as lines of credit.

     The following table shows activity in the loan portfolio:

                                              FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------------------
                                            1999            1998            1997
                                       --------------  --------------  --------------
                                                       (IN THOUSANDS)
Beginning balance....................  $   10,867,897  $    9,046,400  $    7,563,867
  Fundings
     Single family...................       3,680,202       3,791,447       2,188,943
     Commercial......................       4,479,385       2,883,938       1,497,779
     Consumer........................         318,409         370,338         153,944
  Purchases
     Single family...................       1,794,457       1,195,255         795,827
     Commercial......................       1,057,228         653,170         639,852
     Consumer........................          25,472             172          95,613
  Net change in mortgage banker
     finance line of credit..........         156,812         323,306         324,276
  Repayments
     Single family...................      (2,354,372)     (2,662,080)     (1,581,897)
     Commercial......................      (3,093,643)     (2,036,509)       (864,745)
     Consumer........................        (178,567)       (134,550)       (109,256)
  Securitized loans sold or
     transferred
     Single family...................        (728,428)       (933,028)       (943,819)
     Commercial......................        (476,025)       (506,110)       (346,401)
  Sales
     Single family...................      (2,090,128)     (1,021,052)       (270,426)
     Commercial......................        (216,308)        (57,206)        (49,281)
  Foreclosures.......................         (41,123)        (34,738)        (61,889)
  Net change in allowance for credit
     losses..........................         (35,202)         (7,780)            481
  Other..............................         (49,864)         (3,076)         13,532
                                       --------------  --------------  --------------
Ending balance.......................  $   13,116,202  $   10,867,897  $    9,046,400
                                       ==============  ==============  ==============

     1999 ACTIVITY. During fiscal 1999, the Company continued to expand its commercial and consumer lending lines of business. At September 30, 1999, commercial and consumer loans totalled 46% of the total loan portfolio, compared to 37% at September 30, 1998.

     The growth in the commercial loan portfolio was due to fundings and purchases. A significant portion of commercial loan fundings during fiscal 1999 related to single family construction loans. Single family construction loan fundings totalled $2.7 billion for fiscal 1999, compared to $1.7 billion for fiscal 1998. Commercial loan purchases during fiscal 1999 included SBA loans of $576.8 million, loans collateralized by commercial real estate of $344.2 million, and loans obtained in the Midland acquisition of $117.6 million. Higher principal repayments during fiscal 1999, compared to fiscal 1998, were due to a larger portfolio balance outstanding during the current period. All commercial loan categories increased during fiscal 1999: single family construction ($473.1 million or 61%), mortgage banker finance line of credit ($156.8 million or 20%), commercial real estate ($453.2 million or 87%), multi-family ($176.7 million or 20%), healthcare ($342.1 million or 129%), commercial syndications ($131.9 million or 76%), small business and SBA ($147.1 million or 101%), and energy and agriculture ($38.0 million, up from zero).

     Total single family loans increased $205.5 million during fiscal 1999. Single family loans held for investment increased $1.8 billion, while single family loans held for sale decreased $1.6 billion. The increase in single family loans held for investment portfolio is due to transfers of loans from the available for sale portfolio as well as purchases during fiscal 1999. Volatility in the secondary market during fiscal 1999 enabled the Company to obtain these loans at favorable spreads. Sales increased $883.4 million or 46% during fiscal 1999, also contributing to the decline in the held for sale portfolio. The decline in fundings, as well as the decline in repayments, is due to the industry wide reduction in refinance activity resulting from the increase in market interest rates during the latter part of fiscal 1999.

     The increase in the consumer loan portfolio primarily related to fundings of home improvement and home equity loans.

     1998 ACTIVITY. Total loans increased $1.8 billion or 20% during fiscal 1998. During fiscal 1998, the Company expanded its commercial and consumer lending lines of business. At September 30, 1998, commercial and consumer loans totalled 37% of the Company's total loan portfolio, compared to 28% at September 30, 1997.

     The commercial loan portfolio increased $1.3 billion or 58% since September 1997, as a result of fundings and purchases. Commercial loan fundings, primarily related to single family construction and multi-family loans, increased $1.4 billion or 93% over fiscal 1997. During fiscal 1998, the Company purchased commercial real estate loans with principal balances totalling $157.8 million. These loans were primarily secured by apartment buildings, office buildings, and retail centers. Additionally, $495.4 million of SBA loans were purchased during fiscal 1998, of which $506.1 million were securitized. During fiscal 1998, the commercial loan portfolio increased as follows: single family construction ($388.8 million or 99%), mortgage banker finance line of credit ($323.3 million or 70%), commercial real estate ($207.0 million or 65%), multi-family ($99.8 or 13%), healthcare ($170.5 million or 179%), commercial syndications ($101.6 million or 140%), and small business and SBA ($10.8 million or 8%).

     Total single family loans increased $333.0 million or 5% during fiscal 1998. Single family loans held for sale increased $1.4 billion, which was partially offset by a $1.1 billion decrease in single family loans held for investment.

     Single family loans held for sale increased as a result of higher fundings despite the sale of certain mortgage origination offices during fiscal 1997. The Company continues to originate loans through its wholesale origination network. Single family loan fundings increased to $3.8 billion during fiscal 1998, compared to $2.2 billion during fiscal 1997. The increase in fundings is due to increased refinancing activity resulting from lower long-term market interest rates. Refinancings approximated $2.5 billion and $941.0 million or 67% and 43% of total single family loan originations during fiscal 1998 and 1997. Sales of single family loans were $1.9 billion for fiscal 1998, compared to $1.2 billion for the prior year.

     During September 1998, the Company purchased $867.8 million of adjustable-rate single family loans for the held for investment portfolio. Despite this purchase, the single family loan held for investment portfolio declined, primarily due to principal repayments. The outstanding balance of this portfolio decreased as the Company continued to build its commercial and consumer loan portfolios and designate a greater portion of its single family fundings as held for sale.

     Consumer loans increased $194.4 million or 62% during fiscal 1998 primarily due to a 60% increase in the home improvement loan portfolio and the implementation of the Company's home equity lending program in Texas. From the beginning of the program in January 1998, following an amendment to the Texas constitution permitting such lending in the state, the Company funded $201.0 million of such loans during the year.

     MORTGAGE SERVICING RIGHTS

     The following table shows activity in the single family loan servicing portfolio.

                                            FOR THE YEAR ENDED SEPTEMBER 30,
                                       -------------------------------------------
                                           1999           1998           1997
                                       -------------  -------------  -------------
                                                     (IN THOUSANDS)
Beginning balance....................  $  27,935,300  $  24,518,396  $  13,246,848
     Purchases.......................      4,427,735      7,395,384      4,928,408
     Servicing on originated loans...      3,634,949      3,899,903      2,219,294
     Prepayments.....................     (7,338,789)    (7,447,519)    (1,870,400)
     Sales...........................       --             (154,709)      (929,687)
     Amortization....................       (773,316)      (850,081)      (436,541)
     Foreclosures....................       (276,128)       (81,489)       (95,662)
                                       -------------  -------------  -------------
Total Serviced.......................     27,609,751     27,279,885     17,062,260
     Acquired, not transferred.......      3,283,242        655,415      7,456,136
                                       -------------  -------------  -------------
Ending balance.......................  $  30,892,993  $  27,935,300  $  24,518,396
                                       =============  =============  =============

     1999 ACTIVITY. During fiscal 1999, the Company purchased servicing rights associated with $7.7 billion in loans at a cost of $151.9 million. At September 30, 1999, $3.3 billion of these loans had not yet been transferred to the Company, and a resulting liability of $69.7 million was included in other liabilities, representing the amount withheld until the loans transfer. These servicing rights, which are currently being subserviced by the seller for a fee, are expected to be transferred during the first quarter of fiscal 2000. Additionally, $49.5 million of MSRs were created during fiscal 1999 through sales of $3.6 billion of originated single family loans.

     In an effort to mitigate the risk that increased prepayments would cause the MSR portfolio to decline in value, the Company enters into interest rate floor agreements. During fiscal 1999, the Company reset a portion of its hedge position by selling certain interest rate floor agreements and then purchasing new agreements with different terms and maturities. The sale resulted in a deferred gain of $24.2 million. At September 30, 1999, the Company was party to $3.2 billion in interest rate floor agreements. The Company has entered into other financial instruments for the purposes of reducing interest rate risk in addition to these interest rate floor agreements. See Notes 7 and 12 to the Consolidated Financial Statements.

     During fiscal 1998, an MSR valuation allowance totalling $4.8 million was established due to the effect of a decline in long-term market interest rates and the resulting increase in prepayments. Prepayments increased almost 300% during fiscal 1998, as compared to fiscal 1997, but remained relatively stable between fiscal 1998 and 1999. No additional valuation allowance was required during fiscal 1999. The increase in foreclosures primarily relates to the increase in servicing acquired on government guaranteed loans.

     1998 ACTIVITY. MSRs increased $138.7 million to $410.9 million at September 30, 1998. During fiscal 1998, the Company purchased servicing rights associated with $8.1 billion in loans increasing the servicing portfolio to $27.9 billion at September 30, 1998, compared to $24.5 billion at September 30, 1997. In an effort to mitigate the effect of a decline in the value of the servicing portfolio that may result from a decline in market interest rates and increased prepayments, the Company enters into interest rate floor agreements. At September 30, 1998, the Company was party to $3.2 billion in interest rate floor agreements related to MSRs. During fiscal 1998 a $4.8 million valuation allowance related to this portfolio was established due to the effect of a decline in long-term market interest rates.

     DEPOSITS

     The composition of the Company's deposits by business unit, type of customer, and type of account was as follows:

                                                   AT SEPTEMBER 30,
                                       ----------------------------------------
                                           1999          1998          1997
                                       ------------  ------------  ------------
                                                    (IN THOUSANDS)
BUSINESS UNIT
Community Banking....................  $  5,609,347  $  5,284,513  $  4,278,554
Commercial Banking...................     1,076,409     1,100,313       973,123
Mortgage Servicing(1)................       391,472       477,761       247,078
Investment Portfolio.................       431,274        31,640        72,647
                                       ------------  ------------  ------------
                                       $  7,508,502  $  6,894,227  $  5,571,402
                                       ============  ============  ============
TYPE OF CUSTOMER
Consumer.............................  $  5,689,617  $  5,539,104  $  4,352,739
Commercial(2)........................     1,387,611     1,323,483     1,146,016
Wholesale............................       431,274        31,640        72,647
                                       ------------  ------------  ------------
                                       $  7,508,502  $  6,894,227  $  5,571,402
                                       ============  ============  ============
TYPE OF ACCOUNT
Time (CDs)...........................  $  3,860,553  $  3,412,842  $  2,901,075
Transaction..........................     3,647,949     3,481,385     2,670,327
                                       ------------  ------------  ------------
                                       $  7,508,502  $  6,894,227  $  5,571,402
                                       ============  ============  ============

------------

(1) Comprised of advances from borrowers for taxes and insurance and principal and interest due investors.

(2) Includes $246.6 million, $223.1 million, and $130.8 million of Community Banking deposits

     1999 ACTIVITY. Over the past few years, management has pursued a strategy designed to increase the level of lower cost transaction accounts. Transaction accounts, which include checking, savings, money market, and escrow accounts increased $166.6 million or 5% during fiscal 1999. This growth was primarily due to deposits obtained in the Midland acquisition and as a result of 48 new 7-Day Banking Centers opened in Kroger stores in mid April 1999. Transaction accounts sourced through these Kroger stores totalled $46.2 million during fiscal 1999. Brokered deposits increased to $421.7 million at September 30, 1999. While the Company does not generally solicit brokered deposits, it may from time to time accept these types of deposits when permitted by regulation and if available at favorable rates.

     1998 ACTIVITY. Deposits increased $1.3 billion or 24% to $6.9 billion at September 30, 1998. Transaction accounts increased $811.1 million or 30% as a result of successful marketing efforts. Commercial deposits increased during the year by $177.5 million or 15%. During fiscal 1998, the Company purchased 21 branches with deposits, primarily CDs, totalling $1.5 billion and associated goodwill of $51.7 million. The Company closed 13 of the 21 branches and continues to operate the remaining eight locations. Cash from higher deposit levels provided a majority of the funds for asset purchases and originations during fiscal 1998.

     NOTES PAYABLE

     During fiscal 1999, the Bank issued $150 million of 8% subordinated medium-term notes, with an effective rate of 8.1%. Proceeds were used for general business purposes. See Note 11 to the Consolidated Financial Statements.

     REDEEMABLE PREFERRED STOCK

     In August 1999, the Company issued 2,000,000 shares of 8% Corporate PIES for a price of $50 per share or $100 million in aggregate. Each of the Corporate PIES consists of (a) a purchase contract for shares of Company common stock and
(b) a share of Company redeemable preferred stock ("Redeemable Preferred Stock Series B"). Proceeds were contributed to the Bank for general business purposes. Also in August 1999, the Company issued 1,200,000 shares of 7.55% Redeemable Preferred Stock Series A for a price of $50 per share or $60 million in aggregate. Proceeds from this offering were used for general corporate purposes. See Note 16 to the Consolidated Financial Statements.

     OTHER

     1999 ACTIVITY. The increase in premises and equipment primarily relates to the physical relocation of the servicing and loan production groups and the opening of the 7-Day Banking Centers in Kroger stores. The increase in intangible assets includes $28.6 million of goodwill related to the Midland acquisition.

     1998 ACTIVITY. Increases in other assets and other liabilities were primarily a result of the growth in the Company's servicing portfolio.

ASSET QUALITY

     The Company is exposed to certain credit risks related to the value of collateral that secures loans held in its portfolio and the ability of borrowers to repay their loans according to the terms thereof. In an effort to manage these risks, the Company has implemented an overall credit review and risk management process.

     The Credit Committee, which is comprised of senior executives appointed by the Board of Directors, establishes credit policies, approves all commercial loans, approves all other loan fundings or loan packages exceeding certain dollar amounts, and reports to the Board of Directors at regularly scheduled meetings. The Company also has an Asset Review Department with the responsibility of providing an independent ongoing review and evaluation of asset quality to the Board of Directors.

     Loan officers are responsible for recommending credit grades to individual loans and classification of assets for regulatory reporting. The Credit Department and the Credit Committee approve the credit grades. Product directors are required to monitor the credit quality of their portfolios, identify problem loans, correct deficiencies and recommend loan loss allowances. They are also required to report loan problems to the chief financial officer, the chief credit officer, and the Asset Review Department. Additionally, changes in grades must be approved by the Asset Review Department.

     The Risk Management Committee, which is comprised of senior executives appointed by the Board of Directors, provides an oversight function for the credit review and risk management process. This committee has been charged with: the review of asset classifications, the review of individual portfolio risks (including loan type concentrations, loan sizes, geographic concentrations, and demographic and economic conditions), the approval of changes to the credit policies, and the approval of the methodology and level of the allowance for credit losses. Selected asset quality ratios were as follows:

                                              AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                       -----------------------------------------------------
                                         1999       1998       1997       1996       1995
                                       ---------  ---------  ---------  ---------  ---------
Allowance for credit losses to
  nonperforming loans
     Single family...................      25.71%     22.36%     47.37%     32.49%     39.79%
     Commercial......................     436.59     607.29     669.18   1,357.63     452.16
     Consumer........................     151.77     329.20     635.97     554.03     904.46
     Total...........................      92.25      76.62      73.40      44.85      49.05
Allowance for credit losses to total
  loans
     Single family...................       0.29       0.27       0.42       0.47       0.42
     Commercial......................       1.14       0.95       0.43       0.64       0.64
     Consumer........................       0.36       0.45       1.88       2.93       2.60
     Total...........................       0.63       0.44       0.44       0.53       0.45
Nonperforming assets to total
  assets.............................       0.67       0.59       0.62       1.12       0.84
Net loan charge-offs to average loans
     Single family...................       0.06       0.08       0.19(2)    0.12       0.09
     Commercial......................       0.03       0.02       0.04      (0.02)      0.61
     Consumer........................       0.22       2.00(1)    2.50       4.09       2.38
     Total...........................       0.05       0.13(1)    0.23(2)    0.17       0.17

------------

(1) Excluding charge-offs in fiscal 1998 totalling $4.9 million related to the sale of the consumer line of credit portfolio, the consumer charge-off ratio would have been 0.77% and the total charge-off ratio would have been 0.08%.

(2) Excluding charge-offs totalling $5.0 million related to a nonperforming loan sale in fiscal 1997, the single family charge-off ratio would have been 0.11% and the total charge-off ratio would have been 0.17%.

  IMPAIRED LOANS

     The following table summarizes the recorded investments in impaired loans, related allowances and income recognition:

                                          AT OR FOR THE YEAR ENDED
                                                SEPTEMBER 30,
                                       -------------------------------
                                         1999       1998       1997
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Impaired loans with allowance........  $  44,406  $   3,053  $   3,168
Impaired loans with no allowance.....     --            590        608
                                       ---------  ---------  ---------
Total impaired loans.................  $  44,406  $   3,643  $   3,776
                                       =========  =========  =========
Average impaired loans...............  $  13,630  $   3,707  $   3,699
Allowance for impaired loans.........      6,626        507        557

     At September 30, 1999, impaired loans included a $41.5 million secured loan to a mortgage banking company. Subsequent to September 30, 1999, a principal payment of $34.5 million was received on this loan, resulting in an outstanding loan balance of $7 million. The borrower is currently in Chapter 7 bankruptcy proceedings. The Company believes it is adequately secured and reserved. The impaired loans outstanding at September 30, 1998, were paid in full during fiscal 1999. Interest income of $2.9 million, $320,000, and $324,000 was recognized on impaired loans during fiscal 1999, 1998, and 1997, of which $2.9 million, $317,000, and $280,000 was collected in cash.

     NONPERFORMING ASSETS

     A loan is generally placed on nonaccrual status when the loan is past due 90 days or more or the ability of a borrower to repay principal and interest is in doubt. Nonperforming loans outstanding at September 30, 1999 were primarily concentrated in California (22.19%) and Texas (19.57%), which is generally consistent with the geographic makeup of the Company's loan portfolio.

                                                           AT SEPTEMBER 30,
                                       ---------------------------------------------------------
                                          1999       1998        1997        1996        1995
                                       ----------  ---------  ----------  ----------  ----------
                                                            (IN THOUSANDS)
Nonperforming loans
     Single family...................  $   73,575  $  55,800  $   51,742  $   92,187  $   83,954
     Commercial......................      14,170      5,398       2,159         494         991
     Consumer........................       1,617        688         974       1,039         563
                                       ----------  ---------  ----------  ----------  ----------
                                           89,362     61,886      54,875      93,720      85,508
Premiums (discounts).................         287        116        (759)     (4,077)     (9,727)
                                       ----------  ---------  ----------  ----------  ----------
          Nonperforming loans........      89,649     62,002      54,116      89,643      75,781
REO
     Single family...................      17,231     19,357      20,552      30,015      24,008
     Commercial......................       1,387     --             486         751         973
                                       ----------  ---------  ----------  ----------  ----------
                                           18,618     19,357      21,038      30,766      24,981
                                       ----------  ---------  ----------  ----------  ----------
          Total nonperforming
            assets...................  $  108,267  $  81,359  $   75,154  $  120,409  $  100,762
                                       ==========  =========  ==========  ==========  ==========

     Nonperforming assets increased $26.9 million to $108.3 million during fiscal 1999, and the nonperforming assets to total assets ratio also increased from 0.59% at September 30, 1998 to 0.67% at September 30, 1999. The increase in nonperforming assets during the year is a result of the growth in the single family and commercial loan portfolios, as well as the inclusion of a $7 million secured loan to a mortgage banking company. See Note 6 to the Consolidated Financial Statements.

     Nonperforming assets increased 8% or $6.2 million during fiscal 1998. This increase was primarily the result of purchases of commercial loans during fiscal 1998 and a higher rate of single family loans 90 days or more delinquent. Although the balance of delinquencies rose during the year, nonperforming assets as a percentage of the total assets decreased from 0.62% at September 30, 1997 to 0.59% at September 30, 1998.

     The Company's nonperforming assets decreased 38% during fiscal 1997. This decrease was primarily caused by the sale of $31.3 million of nonperforming single family loans in fiscal 1997 and a higher sales volume of real estate owned ("REO") properties in fiscal 1997.

     Nonperforming assets were at their highest level in fiscal 1996, resulting from significant loan purchases in fiscal 1995, that subsequently produced an increased level of delinquent loans and foreclosures.

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

                                                 AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                          -----------------------------------------------------
                                            1999       1998       1997       1996       1995
                                          ---------  ---------  ---------  ---------  ---------
                                                             (IN THOUSANDS)
ACTIVITY
Beginning balance.......................  $  47,503  $  39,723  $  40,204  $  37,170  $  23,756
     Provision..........................     38,368     20,123     18,107     16,489     24,791
     Acquisitions.......................      2,594     --         --         --         --
     Charge-offs........................     (6,733)   (13,044)   (19,049)   (13,860)   (11,520)
     Recoveries.........................        973        701        461        405        143
                                          ---------  ---------  ---------  ---------  ---------
Ending balance..........................  $  82,705  $  47,503  $  39,723  $  40,204  $  37,170
                                          =========  =========  =========  =========  =========
ALLOCATION
Single family...........................  $  19,030  $  12,503  $  24,538  $  28,672  $  29,632
Commercial(1)...........................     61,271     32,745      9,315      6,313      4,291
Consumer................................      2,404      2,255      5,870      5,219      3,247
                                          ---------  ---------  ---------  ---------  ---------
     Total..............................  $  82,705  $  47,503  $  39,723  $  40,204  $  37,170
                                          =========  =========  =========  =========  =========

     (1) Includes $6.6 million, $5.0 million, $2.2 million, $925,000 and $560,000 related to construction loans as of September 30, 1999, 1998, 1997, 1996, and 1995.

     The allowance for credit losses increased $35.2 million or 74%, to $82.7 million during fiscal 1999. Additionally, the ratio of the allowance to nonperforming loans as well as the ratio of the allowance to total loans increased to 92.25% and 0.63% at September 30, 1999, up from 76.62% and 0.44% at September 30, 1998. These increases are a result of the significant growth in the single family and commercial loan portfolios. An additional provision for credit losses of $13.0 million was recorded during the fourth quarter of fiscal 1999. This provision is related to the growth in certain types of single family and commercial loans, which have historically experienced higher levels of default and loss severity. See "-- Discussion of Results of Operations -- Provision for Credit Losses," and Note 6 to the Consolidated Financial Statements. The single family loans held for investment portfolio increased $1.8 billion or 37% during the year and the single family loans held for investment allowance ratio increased slightly from 0.27% at September 30, 1998 to 0.29% at September 30, 1999. Similarly, the commercial loan portfolio increased $1.9 billion or 54% during the year and the commercial loan allowance ratio increased from 0.95% at September 30, 1998 to 1.14% at September 30, 1999.

     The allowance for credit losses increased $7.8 million during fiscal 1998. This change resulted from an increase in the allowance established for the commercial loan portfolio, which was partially offset by a reduction in the allowance for the single family loans held for investment portfolio. The commercial loan portfolio increased $1.3 billion or 57% during fiscal 1998. Due to this growth and the increased risks associated with this type of portfolio, most particularly the nonresidential commercial loans, the Company increased this portfolio's allowance levels to approximately one percent. The single family loans held for investment portfolio decreased $1.1 billion or 19% during fiscal 1998. The Company determined that its allowance for single family loans held for investment could be reduced, based on the portfolio's historical losses, as well as the reduction in the outstanding portfolio balance. Accordingly, the allowance for single family loans held for investment was reduced to approximately 27 basis points. The consumer loan allowance decreased from the year ago period due to the sale of the consumer line of credit portfolio, totalling $37.6 million, in fiscal 1998.

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

     The allowance for credit losses increased to $40.2 million at September 30, 1996 from $37.2 million at September 30, 1995. The single family loan allowance decreased during fiscal 1996 due to reduced levels of single family loans outstanding as repayments exceeded originations. The consumer allowance for credit losses increased during fiscal 1996 due to increased losses related to the unsecured line of credit portfolio. The commercial allowance for credit losses increased during fiscal 1996 primarily from growth in the commercial loan portfolio.

     CHARGE-OFFS

     The Company charges off loans, other than consumer loans, when all attempts have been exhausted to resolve any outstanding loan or legal issues. Consumer loans are charged off when the loan becomes contractually 120 days delinquent. Loan charge-offs and recoveries have been as follows:

                                                    FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------------------------------
                                          1999        1998        1997        1996        1995
                                       ----------  ----------  ----------  ----------  ----------
                                                             (IN THOUSANDS)
CHARGE-OFFS
     Single family...................  $   (3,365) $   (3,933) $  (11,886) $   (7,751) $   (4,842)
     Commercial......................      (1,776)       (829)       (583)       (114)     (3,831)
     Consumer........................      (1,592)     (8,282)     (6,580)     (5,995)     (2,847)
                                       ----------  ----------  ----------  ----------  ----------
          Total charge-offs..........      (6,733)    (13,044)    (19,049)    (13,860)    (11,520)
                                       ----------  ----------  ----------  ----------  ----------
RECOVERIES
     Single family...................         248         241          63          31          36
     Commercial......................         420         154          21         230          13
     Consumer........................         305         306         377         144          94
                                       ----------  ----------  ----------  ----------  ----------
          Total recoveries...........         973         701         461         405         143
                                       ----------  ----------  ----------  ----------  ----------
          Total net charge-offs......  $   (5,760) $  (12,343) $  (18,588) $  (13,455) $  (11,377)
                                       ==========  ==========  ==========  ==========  ==========
          Net loan charge-offs to
            average loans............        0.05%       0.13%       0.23%       0.17%       0.17%

     Net loan charge-offs for fiscal 1999 decreased $6.6 million. The decrease is primarily the result of $4.9 million of consumer charge-offs which were included in fiscal 1998 activity. These charge-offs were recognized upon the sale of the consumer line of credit portfolio during fiscal 1998. Excluding the sale of the consumer line of credit portfolio, the ratio of net charge-offs to average loans for fiscal 1998 was 0.08%. The net charge-off to average loan ratio improved to 0.05% in fiscal 1999.

     Net loan charge-offs decreased $6.2 million during fiscal 1998, due primarily to lower single family charge-offs during fiscal 1998. During fiscal 1997, $5.0 million in charge-offs were recorded in connection with the sale of $31.3 million of nonperforming loans. Net charge-offs for the consumer loan portfolio increased during fiscal 1998, primarily due to the fiscal 1998 sale of the consumer line of credit portfolio. This portfolio totalled $37.6 million and charge-offs of $4.9 million were recognized at the time of the sale. The Company had historically experienced high rates of charge-offs related to this product, which are included in prior period numbers. The ratio of net loan charge-offs to average total loans decreased from 0.23% for fiscal 1997 to 0.13% for fiscal 1998, due to lower charge-offs combined with a higher average loan balance. Adjusting for the loan sales in fiscal 1998 and 1997 discussed above, the ratio of net loan charge-offs to average total loans would have been 0.08% for fiscal 1998 and 0.17% for fiscal 1997.

     Net loan charge-offs increased $5.1 million during fiscal 1997. This increase was the result of the fiscal 1997 sale of $31.3 nonperforming single family loans with related charge-offs of $5.0 million. The ratio for net charge-offs as a percentage of average single family loans includes the increased charge-offs and was 0.19% for fiscal 1997 versus 0.12% for fiscal 1996. Adjusting for the loan sale mentioned above, the single family loan charge-off ratio would have been 0.11% and the total charge-off ratio would have been 0.17% for fiscal 1997.

     Net loan charge-offs increased to $13.5 million for fiscal 1996 from $11.4 million for fiscal 1995. Net charge-offs on the single family portfolio increased to $7.7 million for fiscal 1996, from $4.8 million for fiscal 1995. This resulted in net charge-offs as a percentage of single family loans on average of 0.12% and 0.09% for fiscal 1996 and 1995. Net single family REO gains of $17.6 million exceeded net single family charge-offs of $16.4 million for the four years ended September 30, 1996. REO gains historically have been significant because of discounts attributable to the original loan purchases. Net charge-offs on the consumer loan portfolio increased to $5.9 million for fiscal 1996 from $2.8 million for fiscal 1995, because of the unsecured consumer line of credit portfolio.

CAPITAL RESOURCES AND LIQUIDITY

     LIQUIDITY

     The management of the Company's liquidity focuses on ensuring that sufficient funds are available to meet loan funding commitments, withdrawals from deposit accounts, the repayment of borrowed funds, and ensuring that the Bank complies with regulatory liquidity requirements.

     The Company's primary sources of liquidity are deposits, FHLB advances, securities sold under agreements to repurchase ("reverse repurchase agreements"), principal and interest payments on loans and MBS, proceeds from the sale of loans and proceeds from the issuance of debt and stock. While maturities and scheduled payments of loans and MBS are predictable sources of funds, deposit outflows, loan sales and access to the capital markets for issuance of securities are greatly influenced by economic conditions and general interest rates.

     Deposits have provided the Bank with a stable source of funding. Average deposits funded 48%, 51%, and 48% of average assets for fiscal 1999, 1998, and 1997. The Bank also utilizes the FHLB Dallas for a source of funds. Average FHLB advances funded 39%, 32%, and 33% of average assets for fiscal 1999, 1998, and 1997. These advances are available to the Bank under a security and pledge agreement. At September 30, 1999, the Bank had available $390 million under this agreement. The Bank has also utilized borrowings under reverse repurchase agreements as a source of funding. Borrowings under reverse repurchase agreements are limited to the market value of the Bank's collateral. At September 30, 1999, the Bank had $952.7 million in total collateral that could be used for reverse repurchase borrowings, $299.6 million of which was pledged.

     Under OTS regulations, the Bank must maintain, for each calendar quarter, an average daily balance of liquid assets equal to at least 4.0% of either (1) its net withdrawable accounts plus short-term borrowings, (liquidity base) at the end of the preceding calendar quarter or (2) the average daily balance of its liquidity base during the preceding quarter. For the fourth quarter of fiscal 1999, the Bank's liquidity ratio was 4.31%.

     The primary source of funds for the Parent Company, excluding funds raised through the capital markets, to meet its cash obligations and to make dividend payments on its cumulative redeemable preferred stock, common stock, and Corporate PIES, has been from dividends from the Bank, whose ability to pay dividends is subject to regulations of the OTS and the terms of the preferred stock of the Bank. At September 30, 1999, the Bank had $226.6 million of capital available for payment of dividends without prior approval of the OTS.

     At September 30, 1999, the Bank had 7,420,000 shares of preferred stock outstanding or $185.5 million. The annual dividend requirement is $18.3 million, and must be paid for the four most recent quarters and in full before dividends can be paid on the Bank common stock.

     At September 30, 1999, the Company had 3,200,000 shares of cumulative redeemable preferred stock outstanding, or $160.0 million. The fiscal 2000 dividend requirement on the cumulative redeemable preferred stock is expected to be $9.7 million. The Company may not pay dividends on its common stock, other than dividends paid in common stock, unless full dividends on the cumulative redeemable preferred stock have been paid, or declared and funds set aside for payment.

     At September 30, 1999, the Bank had $150.0 million of subordinated medium-term notes due in full in March 2009. The annual interest payments on the subordinated debt total $12.0 million.

     At September 30, 1999, the Company had $220.0 million of 8.875% subordinated debt outstanding, due in 2007. The annual interest payments on the subordinated debt total $19.5 million. The subordinated debt indenture restricts the Company, and any subsidiary, from paying dividends on any common stock if the Company or any subsidiary is not in compliance with, or if the dividend payment would cause the Company or any subsidiary to not meet its minimum capital requirement as established by the FRB or another banking regulator.

     COMMITMENTS

     At September 30, 1999, the Company had $2.9 billion of outstanding commitments to extend credit, $1.5 billion of which is scheduled to mature during the 12 months following September 30, 1999. Because such commitments may expire without being drawn upon, the commitments do not necessarily represent future cash requirements. Scheduled maturities of CDs and borrowings (including advances from the FHLB and reverse repurchase agreements) during the 12 months following September 30, 1999, total $2.7 billion and $5.0 billion. At September 30, 1999, the Company had $59.6 million in outstanding commitments to purchase loans. Management believes that the Company has adequate resources to fund all of its commitments. See Note 12 to the Consolidated Financial Statements.

     REGULATORY MATTERS

     The Bank is subject to regulatory capital requirements as defined in the OTS capital regulations. The Bank's capital level at September 30, 1999, 1998, and 1997 qualified it as "well-capitalized", the highest of five tiers under applicable regulatory definitions.

                                              AT SEPTEMBER 30,
                                       -------------------------------
                                         1999       1998       1997
                                       ---------  ---------  ---------
Tangible capital.....................       7.14%      6.74%      7.71%
Core capital.........................       7.15       6.76       7.76
Tier 1 risk-based capital............       9.73       9.97      12.63
Total risk-based capital.............      11.71      10.48      13.17

     The Bank's capital ratios declined during fiscal 1998 due to increased asset levels, a higher proportion of commercial loans, deposit acquisitions, and the devaluation of the MSR portfolio for regulatory purposes. See
"Business -- Regulation -- Capital Requirements," and Note 18 to the Consolidated Financial Statements.

CONTINGENCIES AND UNCERTAINTIES
     YEAR 2000

     GENERAL. This section contains forward-looking statements that have been prepared on the basis of the Company's best judgments and currently available information and constitutes a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Readiness Disclosure Act of 1998. These forward-looking statements are inherently subject to significant business, third-party, and regulatory uncertainties and other contingencies, many of which are beyond the control of the Company. Accordingly, there can be no assurance that the Company's results of operations will not be adversely affected by difficulties or delays in the Company's or third parties' Year 2000 readiness efforts. See "-- Risks of Third Party Year 2000 Issues" below for a discussion of factors that may cause such forward-looking statements to differ from actual results.

     The Year 2000 problem involves the risk that computer programs and computer systems may not be able to perform without interruption into the Year 2000. If computer systems do not correctly recognize the date change from 1999 to 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest payments or due dates and could cause the temporary inability to process transactions and to engage in ordinary business activities. The failure of the Company, its suppliers, and its borrowers to address the Year 2000 problem could have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

     STATE OF READINESS. Bank United Corp. implemented a company-wide program to renovate, test, and document the readiness of its electronic systems, programs, processes and facilities to properly recognize dates to and through the Year 2000. The Company has successfully tested 100% of all critical computer systems and programs for Year 2000 readiness. It has completed repairing and testing all in-house developed software. All planned vendor software upgrades are installed and tested. Testing with third party service providers is complete. Contingency plans have been written, tested and approved by the Company's senior management and Board of Directors. Processes and procedures have been implemented to ensure that non-compliant components are not introduced into a compliant environment. Cash and liquidity plans have been written. A customer awareness program has been implemented. Year 2000 Event planning is underway. The Company continues to monitor hardware/software vendors and third party service providers for changes to their compliance statement.

     COSTS TO ADDRESS YEAR 2000 ISSUES. The process of making the Company's computer systems Year 2000 ready has not had an adverse material impact on its operations or liquidity. The Company's total Year 2000 project costs includes estimated costs and time associating with managing the project and the costs of direct internal and external professional labor. Direct Year 2000 costs have been funded through operating cash flows and were expensed as incurred. The Company has spent $5.5 million on its Year 2000 project since 1996 and currently expects to spend an additional $500,000 to complete the project. The Company did not materially increase the number of its employees, or incur material professional fees or costs associated with its computer systems to implement its Year 2000 project. Instead, certain of the Company's personnel resources were redeployed from other developmental projects. Upon completion of the Company's Year 2000 project, these personnel resources will resume working on other developmental projects. For this reason, a substantial portion of the costs identified as related to the Company's Year 2000 project will continue.

     RISKS OF THIRD PARTY YEAR 2000 ISSUES. The Company continues to assess its risk from other environmental factors over which it has little direct control, such as electrical power supply, and voice and data transmission. Based on its current assessments which are based in part on certain representations of third-party servicers, the Company does not expect that it will experience a significant disruption of its operations as a result of the change to the new millennium. Although the Company has no reason to conclude that a failure will occur, the most reasonably likely worst-case Year 2000 scenario would entail a disruption or failure of the Company's power suppliers' or voice and data transmission suppliers' capability to provide power or data transmission services to a computer system, a third-party servicer, or a facility. If such a failure were to occur, the Company would implement its business resumption contingency plan. While it is impossible to quantify the impact of such a scenario, the most reasonably likely worst-case scenario would entail a diminishment of service levels and some customer inconvenience.

     CONTINGENCY PLANS. Business resumption contingency plans for critical systems have been written, tested and approved by the Company's senior management and Board of Directors. These plans conform to guidance from the Federal Financial Institution Examination Council ("FFIEC") on business contingency planning for Year 2000 readiness. The plans include, among other actions, manual workarounds and identification of resource requirements and alternative solutions for resuming critical business processes in the event of a Year 2000 related failure. While the Company has business resumption contingency plans in place to address a temporary disruption in these services, there can be no assurance that any disruption or failure will be only temporary, that the Company's contingency plans will function as anticipated, or that the results of operations, financial condition, or liquidity of the Company will not be adversely affected in the event of a prolonged disruption or failure.

     Additionally, there can be no assurance that the FFIEC or other federal regulators will not issue new regulatory requirements that require additional work by the Company and, if issued, that new regulatory requirements will not increase the cost of the Company's Year 2000 project.

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

  o the Company's ability to make acquisitions of other depository institutions, their assets, or their liabilities on terms favorable to the Company, and the Company's successful integration of any such acquisitions;

  CHANGE IN COMPANY'S ASSET MIX

  o increased credit risk in the Company's assets and increased operating risk caused by an increase in commercial and consumer loans and a decrease in single family mortgage loans as a percentage of the total loan portfolio;

  LIQUIDITY AND CAPITAL

  o   changes in availability of funds increasing costs or reducing liquidity;

  o changes in the ability of the Company to pay dividends on its preferred and common stock;

  o increased asset levels and changes in the composition of assets and the resulting impact on the Bank's capital levels and regulatory capital ratios;

  SYSTEMS

  o the Company's ability to acquire, operate, and maintain cost effective and efficient systems;

  o   the effectiveness of the Company's Year 2000 project;

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

     For further information regarding these factors, see "Risk Factors" in the prospectus dated August 4, 1999, relating to the universal shelf for the issuance of up to $830 million in various securities filed with the Securities and Exchange Commission (File No. 333-75937 and File No. 333-83797).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's principal market risk exposure is to changes in interest rates. Interest rate risk arises primarily from timing differences in the duration or repricing of the Company's assets, liabilities, and off-balance-sheet financial instruments. The Company is most affected by changes in U.S. Treasury rates and London InterBank Offered Rates ("LIBOR") because many of the Company's financial instruments reprice based on these indices. Substantial changes in these indices may adversely impact the Company's earnings. To that end, management actively monitors and manages its interest rate risk exposure. This effort is accomplished through structuring the balance sheet and off-balance-sheet portfolios by seeking to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. The achievement of this goal requires a balance between profitability, liquidity, and interest rate risk.

     ASSET AND LIABILITY MANAGEMENT

     Interest rate risk is managed by the Asset and Liability Committee ("ALCO"), which is composed of senior officers of the Company, in accordance with policies approved by the Company's Board of Directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies, and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and fair values of assets and liabilities, unrealized gains and losses, purchase and sale activity, loans held for sale and commitments to originate loans, and the maturities of investments, borrowings and time deposits. Additionally, the ALCO reviews liquidity, cash flow flexibility, and consumer and commercial deposit activity.

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

     The Company manages its exposure to interest rates by entering into certain financial instruments with on and off-balance-sheet risk in the ordinary course of business. The Company does not enter into instruments such as leveraged derivatives or structured notes for the purposes of reducing interest rate risk. The financial instruments used to manage interest rate risk may include interest rate swaps, caps, floors, locks, short sales, financial options, financial futures contracts, and forward delivery contracts. A hedge is an attempt to reduce risk by creating a relationship whereby any gains or losses on the hedged asset or liability are expected to be offset in whole or in part by gains or losses on the hedging financial instrument. Thus, market risk resulting from a particular instrument is normally offset by other on or off-balance-sheet transactions. See Note 12 to the Consolidated Financial Statements.

     SENSITIVITY ANALYSIS

     The following table presents an analysis of the changes inherent in the Company's net interest income over a 12 month period and market value of portfolio equity arising from hypothetical changes in market interest rates ("MVE"). MVE is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance-sheet instruments. The interest rate scenarios presented in the table include interest rates at September 30, 1999 and 1998 and as adjusted by instantaneous parallel rate changes upward and downward of up to 200 basis points. The fiscal 1999 and 1998 scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve.

                                          1999                                  1998
                            ---------------------------------     ---------------------------------
           CHANGE IN        NET INTEREST     MARKET VALUE OF      NET INTEREST     MARKET VALUE OF
         INTEREST RATES        INCOME        PORTFOLIO EQUITY        INCOME        PORTFOLIO EQUITY
         --------------     ------------     ----------------     ------------     ----------------
              +200              (5.45)%           (33.28)%            (2.78)%            (4.89)%
              +100              (1.79)            (13.82)             (0.42)             (2.76)
                 0               0.00               0.00               0.00               0.00
              -100               0.54              11.63               1.07              (3.66)
              -200               0.62              26.34               2.26               2.02

     The positive effect of a decline in market interest rates is reduced by the estimated effect of prepayments on the value of single family loans, MBS, and MSRs. Further, this analysis is based on the Company's interest rate exposure at September 30, 1999 and 1998 and does not contemplate any actions the Company might undertake in response to changes in market interest rates, which could impact MVE.

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

     The Company's one-year cumulative gap position at September 30, 1999 was negative $2.1 billion or 12.66% of assets. This is a one-day position that changes frequently and is not indicative of the Company's position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the gap position shows only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the gap position, an institution could have a matched gap position in the current rate environment and still have its net interest income exposed to interest rate risk.

     The following table sets forth the expected maturity and repricing characteristics of the Company's consolidated assets, liabilities, and off-balance-sheet contracts at September 30, 1999:

                                                         AMOUNTS MATURING OR REPRICING IN
                                       --------------------------------------------------------------------
                                                        AFTER
                                                        THREE          AFTER         AFTER
                                       LESS THAN       MONTHS       SIX MONTHS      ONE YEAR
                                         THREE       BUT WITHIN     BUT WITHIN     BUT WITHIN      AFTER          NON-
                                         MONTHS      SIX MONTHS      ONE YEAR      FIVE YEARS    FIVE YEARS    REPRICING
                                       ----------    -----------    -----------    ----------    ----------    ----------
                                                                     (DOLLARS IN THOUSANDS)
ASSETS(1)
  Cash and investment
    securities(2)....................  $  867,849    $   --         $   --         $  --         $   --        $  175,058
  Adjustable-rate loans..............   5,494,912       867,489        632,195     1,338,564        303,856        --
  Fixed-rate loans...................     207,682        80,637        177,682     1,564,953      2,463,522        --
  Adjustable-rate mortgage-backed
    securities.......................     396,004       109,168         21,737        --             --            --
  Fixed-rate mortgage-backed
    securities.......................       9,110         9,312         24,988       140,651        278,779        --
  Other assets.......................      --            --             --            --             --         1,080,531
                                       ----------    -----------    -----------    ----------    ----------    ----------
      Total assets...................  $6,975,557    $1,066,606     $  856,602     $3,044,168    $3,046,157    $1,255,589
                                       ==========    ===========    ===========    ==========    ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Certificates of deposit............  $  626,841    $  532,601     $1,504,023     $1,196,552    $      536    $   --
  Transaction deposits(3)............   1,349,742       684,089        171,022     1,051,624         --           391,472
                                       ----------    -----------    -----------    ----------    ----------    ----------
      Total deposits.................   1,976,583     1,216,690      1,675,045     2,248,176            536       391,472
  FHLB advances......................   4,302,924     1,081,046        407,000       652,500         --            --
  Reverse repos......................     516,900        --             --            --             --            --
  Notes payable......................      --            --             --            --            370,000        --
  Other liabilities..................      --            --             --            --             --           306,893
  Minority interest and redeemable
    preferred stock..................      --            --             --            --             --           345,500
  Stockholders' equity...............      --            --             --            --             --           753,414
                                       ----------    -----------    -----------    ----------    ----------    ----------
      Total liabilities, minority
        interest, redeemable
        preferred stock, and
        stockholders' equity.........  $6,796,407    $2,297,736     $2,082,045     $2,900,676    $  370,536    $1,797,279
                                       ==========    ===========    ===========    ==========    ==========    ==========
Gap before off-balance-sheet
  financial instruments..............  $  179,150    $(1,231,130)   $(1,225,443)   $ 143,492     $2,675,621    $ (541,690)
OFF-BALANCE-SHEET(4)
  Interest rate swap
    agreements -- pay fixed..........     424,000       (37,500)      (165,000)     (221,500)        --            --
                                       ----------    -----------    -----------    ----------    ----------    ----------
Gap..................................  $  603,150    $(1,268,630)   $(1,390,443)   $ (78,008)    $2,675,621    $ (541,690)
                                       ==========    ===========    ===========    ==========    ==========    ==========
Cumulative gap.......................  $  603,150    $ (665,480)    $(2,055,923)
                                       ==========    ===========    ===========
Cumulative gap as a percentage of
  total assets.......................        3.71%        (4.10)%       (12.66)%
                                       ==========    ===========    ===========

                                         TOTAL
                                       ----------
ASSETS(1)
  Cash and investment
    securities(2)....................  $1,042,907
  Adjustable-rate loans..............   8,637,016
  Fixed-rate loans...................   4,494,476
  Adjustable-rate mortgage-backed
    securities.......................     526,909
  Fixed-rate mortgage-backed
    securities.......................     462,840
  Other assets.......................   1,080,531
                                       ----------
      Total assets...................  $16,244,679
                                       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Certificates of deposit............  $3,860,553
  Transaction deposits(3)............   3,647,949
                                       ----------
      Total deposits.................   7,508,502
  FHLB advances......................   6,443,470
  Reverse repos......................     516,900
  Notes payable......................     370,000
  Other liabilities..................     306,893
  Minority interest and redeemable
    preferred stock..................     345,500
  Stockholders' equity...............     753,414
                                       ----------
      Total liabilities, minority
        interest, redeemable
        preferred stock, and
        stockholders' equity.........  $16,244,679
                                       ==========
Gap before off-balance-sheet
  financial instruments..............
OFF-BALANCE-SHEET(4)
  Interest rate swap
    agreements -- pay fixed..........
Gap..................................
Cumulative gap.......................
Cumulative gap as a percentage of
  total assets.......................

------------

(1) Fixed-rate loans and MBS are distributed based on contractual maturity adjusted for anticipated prepayments. Adjustable-rate loans and MBS are distributed based on the interest rate reset date and contractual maturity adjusted for anticipated prepayments. Single family loans and MBS runoff and repricing assume a constant prepayment rate based on coupon rate and maturity. The weighted-average annual projected prepayment rate was 18.56%.

(2) Investment securities include repurchase agreements, federal funds sold, securities, and FHLB stock.

(3) Transaction deposits are presented over their expected repricing periods because these types of accounts tend to reprice over time due to changes in general market interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Information on the change in accountant of the Company in Form 8-K/A filed June 23, 1999, is incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on directors and executive officers of the Company contained under the caption "Election of Directors" in the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation contained under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of voting security of the Company contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on certain relationships and related transactions contained under the caption "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the Company's fiscal year, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

EXHIBITS

     Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described in such parenthetical reference.

      EXHIBIT NO.                                                DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
           2.1       --   Form of Letter Agreement, by and among the general and limited partners of Hyperion
                          Partners, L.P., dated as of June 17, 1996, relating to certain transactions consumated prior to the Offering. (Incorporated by reference to Exhibit 2.1 to Form S-1, Registration
                          No. 333-06229)
           2.2       --   Merger Agreement, dated as of June 17, 1996, by and between the Company and Hyperion
                          Holdings related to the Merger. (Incorporated by reference to Exhibit 2.2 to Form S-1,
                          Registration No. 333-06229)
           3.1       --   Form of Restated Certificate of Incorporation of the Registrant, as amended. (Incorporat-
                          ed by reference to Exhibit 3.1 to Form S-1, Registration No. 333-06229)
           3.2       --   Form of By-Laws of the Registrant. (Incorporated by reference to Exhibit 3.2 to Form S-1,
                          Registration No. 333-06229)
           4.5       --   Form of Class A common stock Certificate. (Incorporated by reference to Exhibit 4.5 to
                          Form S-1, Registration No. 333-06229)
           4.6       --   Indenture, dated as of May 7, 1997, between the Registrant and The Bank of New York, as
                          Trustee, relating to the Registrant's 8.875% Subordinated Notes due May 1, 2007
                          (Incorporated by reference to Exhibit 4.2 to Form S-1, Registration No. 333-19861)
           4.7       --   Form of 8.875% Subordinated Notes due May 1, 2007 (included in the Indenture filed as
                          Exhibit 4.6 hereto) (Incorporated by reference to Exhibit 4.3 to Form S-1, Registration
                          No. 333-19861)
          10.1       --   Assistance Agreement, dated December 30, 1988, among the Bank, the Registrant, Hyperion
                          Holdings, Hyperion Partners, and the FSLIC. (Incorporated by reference to Exhibit 10.1 to
                          Form S-1, Registration No. 333-06229)
          10.1a      --   Settlement and Termination Agreement, dated as of December 23, 1993, among the Bank, the
                          Registrant, Hyperion Holdings, Hyperion Partners and the FDIC. (Incorporated by reference to Exhibit 10.1a to Form S-1, Registration No. 333-06229)
          10.1b      --   Tax Benefits Agreement, dated December 28, 1993, among the Bank, the Registrant, Hyperion
                          Holdings, Hyperion Partners and the FDIC. (Incorporated by reference to Exhibit 10.1b to
                          Form S-1, Registration No. 333-06229)
          10.2       --   Acquisition Agreement, dated December 30, 1988, between the Bank and the FSLIC.
                          (Incorporated by reference to Exhibit 10.2 to Form S-1, Registration No. 333-06229)
          10.3       --   Warrant Agreement, dated December 30, 1988, between the Bank and the FSLIC. (Incorporated by reference to Exhibit 10.3 to Form S-1, Registration No. 333-06229)
          10.3a      --   Amended and Restated Warrant Agreement dated December 28, 1993, between the Bank and the
                          FDIC. (Incorporated by reference to Exhibit 10.3a to Form S-1, Registration No. 333-06229)
          10.4       --   Regulatory Capital Maintenance Agreement, dated December 30, 1988, among the Bank, the
                          Registrant, Hyperion Holdings, Hyperion Partners, and the FSLIC (terminated). (Exhibit
                          10.4 to Form S-1 filed on June 18, 1996)
          10.5       --   Federal Stock Charter of the Bank and First Amendment to charter approved on August 26,
                          1992. (Incorporated by reference to Exhibit 10.5 to Form S-1, Registration No. 333-06229)
          10.6       --   Amended and Restated Federal Stock Charter of the Bank and Second Amendment approved on
                          October 30, 1992. (Incorporated by reference to Exhibit 10.6 to Form S-1, Registration No.
                          333-06229)
          10.6a      --   Third Amendment to the Federal Stock Charter of the Bank approved on April 23, 1996.
                          (Incorporated by reference to Exhibit 10.6a to Form S-1, Registration No. 333-06229)

      EXHIBIT NO.                                                DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
          10.6b      --   Amended and Restated Bylaws of the Bank. (Incorporated by reference to Exhibit 10.6b to
                          Form S-1, Registration No. 333-06229)
          10.7       --   Specimen Preferred Stock, Series A, certificate, $25.00 per share stated value of the
                          Bank. (Incorporated by reference to Exhibit 10.7 to Form S-1, Registration No. 333-06229)
          10.7a      --   Certificate of Designation of Noncumulative Preferred Stock, Series A, of the Bank.
                          (Incorporated by reference to Exhibit 10.7a to Form S-1, Registration No. 333-06229)
          10.7b      --   Specimen Preferred Stock, Series B, certificate, $25.00 per share stated value, of the
                          Bank. (Incorporated by reference to Exhibit 10.7b to Form S-1, Registration No. 333-06229)
          10.7c      --   Certificate of Designation of Noncumulative Preferred Stock, Series B, of the Bank.
                          (Incorporated by reference to Exhibit 10.7c to Form S-1, Registration No. 333-06229)
          10.7d      --   Certificate of Designation of Redeemable Preferred Stock Series A of the Company.
                          (Incorporated by reference to Exhibit 4.1 to Form 8-K filed August 10, 1999)
          10.7e      --   Certificate of Designation of Redeemable Preferred Stock Series B of the Company.
                          (Incorporated by reference to Exhibit 4.2 to Form 8-K filed August 10, 1999)
          10.8       --   Data Processing Agreement, dated January 1, 1992, between the Bank and Systematics
                          Financial Services, Inc., and First Amendment (dated October 28, 1992) and Second
                          Amendment (dated September 1, 1992). (Incorporated by reference to Exhibit 10.8 to Form
                          S-1, Registration No. 333-06229)
          10.8a      --   Third Amendment, dated December 17, 1993, to the Data Processing Agreement, dated January
                          1, 1992, between the Bank and Systematics Financial Services, Inc. (Incorporated by
                          reference to Exhibit 10.8a to Form S-1, Registration No. 333-06229)
          10.8b      --   Fourth Amendment, dated March 28, 1994, to the Data Processing Agreement, dated January 1,
                          1992, between the Bank and Systematics Financial Services, Inc. (Incorporated by reference to Exhibit 10.8b to Form S-1, Registration No. 333-06229)
          10.8c      --   Fifth Amendment, dated April 1, 1994, to the Data Processing Agreement, dated January 1,
                          1992, between the Bank and Systematics Financial Services, Inc. (Incorporated by reference to Exhibit 10.8c to Form S-1, Registration No. 333-06229)
          10.8d      --   Sixth Amendment, dated February 26, 1996, to the Data Processing Agreement, dated January
                          1, 1992, between the Bank and Systematics Financial Services, Inc. (Incorporated by
                          reference to Exhibit 10.8d to Form S-1, Registration No. 333-06229)
          10.9       --   Management and Consulting Services Agreement, dated January 1, 1992, between the Bank and
                          Systematics Financial Services, Inc., and First Amendment (dated March 18, 1992) and
                          Second Amendment (dated September 1, 1992). (Incorporated by reference to Exhibit 10.9 to
                          Form S-1, Registration No. 333-06229)
          10.10      --   Lease Agreement, dated April 1, 1989, between the Bank and Homart Development Co. (Leased premises at 3200 Southwest Freeway) and First Amendment thereto dated January 31, 1990.
                          (Incorporated by reference to Exhibit 10.10 to Form S-1, Registration No. 333-06229)
          10.10a     --   Second Amendment, dated November 14, 1994, to Lease Agreement dated April 1, 1989, between the Bank and Homart Development Co. (assigned to HD Delaware Properties, Inc.).
                          (Incorporated by reference to Exhibit 10.10a to Form S-1, Registration No. 333-06229)
          10.10b     --   Third Amendment, dated January 8, 1996, to Lease Agreement dated April 1, 1989, between the Bank and Homart Development Co. (predecessor in interest of HMS Office, L.P.).
                          (Incorporated by reference to Exhibit 10.10b to Form S-1, Registration No. 333-06229)
          10.11      --   Lease Agreement, dated November 20, 1990, between the Bank and Greenway Plaza, LTD.
                          (Leased premises at 3800 Buffalo Speedway). (Incorporated by reference to Exhibit 10.11 to
                          Form S-1, Registration No. 333-06229)
          10.12      --   Employment Agreement, dated March 18, 1991, between the Bank and Barry C. Burkholder.
                          (Incorporated by reference to Exhibit 10.12 to Form S-1, Registration No. 333-06229)

      EXHIBIT NO.                                                DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
          10.12a     --   Amendment, dated April 10, 1996, to the Employment Agreement between the Bank and Barry C.
                          Burkholder. (Incorporated by reference to Exhibit 10.12a to Form S-1, Registration No.
                          333-06229)
          10.13      --   Letter Agreement Related to Employment, dated April 4, 1990, between the Bank and Anthony
                          J. Nocella. (Incorporated by reference to Exhibit 10.13 to Form S-1, Registration No.
                          333-06229)
          10.15      --   Letter Agreement Related to Employment, dated April 6, 1990, between the Bank and Jonathon
                          K. Heffron. (Incorporated by reference to Exhibit 10.15 to Form S-1, Registration No.
                          333-06229)
          10.17      --   Management Incentive Plan, dated April 20, 1992. (Incorporated by reference to Exhibit
                          10.17 to Form S-1, Registration No. 333-06229)
          10.18      --   Letter Agreement, dated January 5, 1990, between Hyperion Partners and certain shareholders of the Registrant with respect to the provision of managerial assistance to the Registrant. (Incorporated by reference to Exhibit 10.18 to Form S-1, Registration No.
                          333-06229)
          10.22      --   Supplemental Executive Savings Plan of the Bank. (Incorporated by reference to Exhibit
                          10.22 to Form S-1, Registration No. 333-06229)
          10.23      --   Directors Supplemental Savings Plan of the Bank. (Incorporated by reference to Exhibit
                          10.23 to Form S-1, Registration No. 333-06229)
          10.24      --   Warrant Purchase and Exchange Agreement, dated July 23, 1996, by and among the Company, the Bank and the FDIC. (Exhibit 10.24 to Form S-1 filed on July 25, 1996)
          10.25      --   Tax Sharing Agreement, dated as of May 1, 1996, by and between the Company and the Bank.
                          (Incorporated by reference to Exhibit 10.25 to Form 10-K for the fiscal year ended
                          September 30, 1996)
          10.26      --   Form of the Company's 1996 Stock Incentive Plan. (Incorporated by reference to Exhibit
                          10.26 to Form S-1, Registration No. 333-06229)
          10.27      --   Form of the Company's Director Stock Plan. (Incorporated by reference to Exhibit 10.27 to
                          Form S-1, Registration No. 333-06229)
          10.28      --   Employment Agreement, dated August 1, 1996, between the Company and Barry C. Burkholder.
                          (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended
                          September 30, 1996)
          10.29      --   Employment Agreement, dated August 1, 1996, between the Company and Anthony J. Nocella.
                          (Incorporated by reference to Exhibit 10.29 to Form 10-K for the fiscal year ended
                          September 30, 1996)
          10.29a     --   Amendment to Employment Agreement, dated February 18, 1999, between the Company and
                          Anthony J. Nocella (Incorporated by reference to Exhibit 10.29a to Form 10-Q for the quarter ended March 31, 1999)
          10.30      --   Employment Agreement, dated August 1, 1996, between the Company and Jonathon K. Heffron.
                          (Incorporated by reference to Exhibit 10.30 to Form 10-K for the fiscal year ended
                          September 30, 1996)
         *10.30a     --   Amendment to Employment Agreement dated November 18, 1999, between the Company and
                          Jonathon K. Heffron.
          10.31      --   Employment Agreement, dated August 1, 1996, between the Company and Ronald D. Coben.
                          (Incorporated by reference to Exhibit 10.31 to Form 10-K for the fiscal year ended
                          September 30, 1996)
          10.32      --   Form of Nontransferable Stock Agreement. (Incorporated by reference to Exhibit 10.32 to
                          Form S-1, Registration No. 333-06229)
          10.33      --   Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.33 to Form S-1,
                          Registration No. 333-06229)
          10.34      --   Consulting Agreement. (Incorporated by reference to Exhibit 10.23 to Form 10-K for the fiscal year ended September 30, 1996)
          10.35      --   Recovery Agreement. (Incorporated by reference to Exhibit 10.24 to Form 10-K for the fiscal year ended September 30, 1996)

      EXHIBIT NO.                                                DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
          10.36      --   Stock Purchase Agreement, dated January 15, 1993, between Hyperion Partners and Hyperion
                          Holdings. (Incorporated by reference to Exhibit 10.36 to Form S-1, Registration No.
                          333-06229)
          10.37      --   Asset Purchase and Sale Agreement, dated January 17, 1997, between the Bank and National
                          City Mortgage Co. (Incorporated by reference to Exhibit 10.38 to Form 10-Q for the quarter ended December 31, 1996)
          10.38      --   Lease Agreement, dated November 21, 1997, between the Bank and Utah State Retirement Fund.
                          (Leased premises at 3200 Southwest Freeway). (Incorporated by reference to Exhibit 10.38 to Form 10-K for the fiscal year ended September 30, 1997)
          10.39      --   First Amendment, dated June 30, 1998, to Lease Agreement dated November 21, 1997, between the Bank and Utah State Retirement Fund. (Leased premises at 3200 Southwest Freeway.)
         *21         --   Subsidiaries of the Registrant.
         *23.1a      --   Consent of Deloitte & Touche LLP, former independent auditors.
         *23.1b      --   Consent of KPMG LLP, independent auditors.
         *23.1c      --   Consent of Payne Falkner Smith & Jones, P.C.
         *24         --   Power of Attorney.
         *27.1       --   Financial Data Schedule for the years ended September 30, 1999, September 30, 1998, and
                          September 30, 1997.
         *27.2       --   Financial Data Schedule for the quarters ended September 30, 1999, June 30, 1999, March
                          31, 1999, and December 31, 1998.
         *27.3       --   Financial Data Schedule for the quarters ended September 30, 1998, June 30, 1998, March
                          31, 1998, and December 31, 1997.
         *99.1       --   Form 8-K/A filed by the Company June 23, 1999.

------------

* Filed herewith.

     CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

     See Index to the Consolidated Financial Statements on page 58. All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     REPORTS ON FORM 8-K

     On August 11, 1999, the Company filed a report in Form 8-K, reporting under
Item 5 of Form 8-K, to file the exhibits for its Corporate PIES and Preferred Stock Series A.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECTION 13, OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN HOUSTON, STATE OF TEXAS, ON DECEMBER 20, 1999.


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

                      SIGNATURES                                      TITLE                        DATE
------------------------------------------------------  ---------------------------------   -------------------
(1) Principal Executive Officer:
                /s/BARRY C. BURKHOLDER                            President and              December 20, 1999
                 BARRY C. BURKHOLDER                         Chief Executive Officer

(2) Principal Financial and Accounting Officer:
                /s/ANTHONY J. NOCELLA                           Vice Chairman and            December 20, 1999
                  ANTHONY J. NOCELLA                         Chief Financial Officer

(3) Directors:

                          *                                   Chairman and Director          December 20, 1999
                   LEWIS S. RANIERI

                /s/BARRY C. BURKHOLDER                              Director                 December 20, 1999
                 BARRY C. BURKHOLDER

                          *                                         Director                 December 20, 1999
              LAWRENCE CHIMERINE, PH.D.

                          *                                         Director                 December 20, 1999
                   DAVID M. GOLUSH

                          *                                         Director                 December 20, 1999
                PAUL M. HORVITZ, PH.D.

                          *                                         Director                 December 20, 1999
                    ALAN E. MASTER

                /s/ANTHONY J. NOCELLA                               Director                 December 20, 1999
                  ANTHONY J. NOCELLA

                      SIGNATURES                                      TITLE                        DATE
------------------------------------------------------  ---------------------------------   -------------------
                          *                                         Director                 December 20, 1999
                 SALVATORE A. RANIERI

                          *                                         Director                 December 20, 1999
                    SCOTT A. SHAY

                          *                                         Director                 December 20, 1999
                  PATRICIA A. SLOAN

                          *                                         Director                 December 20, 1999
                  MICHAEL S. STEVENS

                          *                                         Director                 December 20, 1999
                KENDRICK R. WILSON III

                /s/JONATHON K. HEFFRON
                 JONATHON K. HEFFRON
                   ATTORNEY-IN-FACT

------------

* Signed through Power of Attorney
  granted to Jonathon K. Heffron,
  Attorney-in-Fact.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Independent Auditors' Reports.............................................   F-1

Consolidated Statements of Financial Condition as of September 30, 1999 and
  1998....................................................................   F-4

Consolidated Statements of Operations for the Year Ended September 30, 1999,
  1998, and 1997..........................................................   F-5

Consolidated Statements of Stockholders' Equity for the Year Ended September
  30, 1999, 1998, and 1997................................................   F-6

Consolidated Statements of Cash Flows for the Year Ended September 30, 1999,
  1998, and 1997..........................................................   F-7

Notes to Consolidated Financial Statements................................   F-9

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Bank United Corp.:

     We have audited the accompanying consolidated statement of financial condition of Bank United Corp. and subsidiaries as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank United Corp. and subsidiaries as of September 30, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     The consolidated financial statements of Bank United Corp. and subsidiaries as of September 30, 1998 and 1997, prior to their restatement for the 1999 pooling-of-interests transaction described in Note 2 to the consolidated financial statements, were audited by other auditors whose report is presented separately herein. The contribution of Bank United Corp. and subsidiaries to consolidated interest income and net income represented 98% and 99%, and 99% and 99% of the restated totals for 1998 and 1997, respectively. Separate financial statements of Texas Central Bancshares, Inc. and subsidiaries also included in the 1998 and 1997 restated consolidated financial statements were audited by other auditors whose report is presented separately herein. We also audited the combination of the accompanying consolidated financial statements for the years ended September 1998 and 1997, after restatement for the 1999 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 1 of the notes to the consolidated financial statements.

KPMG LLP
Houston, Texas
October 26, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Bank United Corp.:

     We have audited the consolidated statement of financial condition of Bank United Corp. and its subsidiaries (collectively known as the "Company") as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 1998 (none of which are presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 1998, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Houston, Texas
October 21, 1998

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Texas Central Bancshares, Inc. and Subsidiaries

     We have audited the consolidated balance sheet of Texas Central Bancshares, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended not presented herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Central Bancshares, Inc. and Subsidiaries as of December 31, 1998 and 1997, the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

PAYNE FALKNER SMITH & JONES, P.C.
Dallas, Texas
February 9, 1999

                               BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                          AT SEPTEMBER 30,
                                                    ----------------------------
                                         NOTES          1999           1998
                                      -----------   -------------  -------------
                                                                    (RESTATED)
ASSETS
Cash and cash equivalents............      1        $     183,260  $     236,588
Securities purchased under agreements
  to resell and federal funds sold...      3              390,326        495,282
Securities and other investments           4
     Held to maturity, at amortized
      cost (fair value of $11.7
      million in 1999 and $15.3
      million in 1998)...............                      12,106         15,114
     Available for sale, at fair
      value..........................                     131,432         89,408
Mortgage-backed securities...........    5, 10
     Held to maturity, at amortized
      cost (fair value of $308.8
      million in 1999 and $445.1
      million in 1998)...............                     315,288        450,356
     Available for sale, at fair
      value..........................                     688,714        488,172
Loans                                  6, 9, 12
     Held for investment (net of the
      allowance for credit losses of
      $82.7 million in 1999 and $47.5
      million in 1998)...............                  12,422,238      8,630,865
     Held for sale...................                     693,964      2,237,032
Federal Home Loan Bank stock.........                     328,886        243,191
Mortgage servicing rights............    7, 12            534,694        410,868
Servicing receivables................                     116,397        118,333
Deferred tax asset...................     15              110,512        113,581
Premises and equipment...............                      88,684         62,007
Intangible assets....................                      83,778         59,591
Real estate owned....................                      17,278         18,790
Other assets.........................                     127,122        111,877
                                                    -------------  -------------
TOTAL ASSETS.........................               $  16,244,679  $  13,781,055
                                                    =============  =============
LIABILITIES
Deposits.............................      8        $   7,508,502  $   6,894,227
Federal Home Loan Bank advances......  6, 9, 12         6,443,470      4,783,498
Securities sold under agreements to
  repurchase and federal funds
  purchased..........................  5, 10, 12          516,900        824,043
Notes payable........................     11              368,762        219,720
Other liabilities....................                     308,131        182,673
                                                    -------------  -------------
          Total liabilities..........                  15,145,765     12,904,161
                                                    -------------  -------------
MINORITY INTEREST AND REDEEMABLE
  PREFERRED STOCK                         16
Preferred stock issued by
  consolidated subsidiary............                     185,500        185,500
Redeemable preferred stock...........                     160,000       --
                                                    -------------  -------------
                                                          345,500        185,500
                                                    -------------  -------------
STOCKHOLDERS' EQUITY                    17, 18
Common stock.........................                         325            322
Paid-in capital......................                     132,153        132,066
Retained earnings....................                     646,549        560,961
Unearned stock compensation..........     13               (4,686)      --
Accumulated other comprehensive
  income -- net unrealized losses on
  securities available for sale, net
  of tax.............................                    (20,058)        (1,454)
Treasury stock, at cost..............                       (869)          (501)
                                                    -------------  -------------
          Total stockholders'
            equity...................                     753,414        691,394
                                                    -------------  -------------
TOTAL LIABILITIES, MINORITY INTEREST,
  REDEEMABLE PREFERRED STOCK, AND
  STOCKHOLDERS' EQUITY...............               $  16,244,679  $  13,781,055
                                                    =============  =============

          See accompanying Notes to Consolidated Financial Statements.

                               BANK UNITED CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    FOR THE YEAR ENDED SEPTEMBER 30,
                                                -----------------------------------------
                                        NOTES       1999          1998           1997
                                       -------  ------------   -----------    -----------
                                                               (RESTATED)     (RESTATED)
INTEREST INCOME
Short-term interest-earning assets...           $     20,692    $   38,641     $   36,729
Securities and other investments.....                  7,414         9,711          5,841
Mortgage-backed securities...........                 69,665        82,276        104,955
Loans................................                894,039       762,494        657,539
Federal Home Loan Bank stock.........                 16,176        12,678         11,419
                                                ------------   -----------    -----------
          Total interest income......              1,007,986       905,800        816,483
                                                ------------   -----------    -----------
INTEREST EXPENSE
Deposits.............................                296,630       302,925        264,446
Federal Home Loan Bank advances......                303,014       236,265        212,573
Securities sold under agreements to
  repurchase and federal funds
  purchased..........................                 32,929        56,286         57,485
Notes payable........................                 25,792        19,571         13,410
                                                ------------   -----------    -----------
          Total interest expense.....                658,365       615,047        547,914
                                                ------------   -----------    -----------
          Net interest income........                349,621       290,753        268,569
PROVISION FOR CREDIT LOSSES..........     6           38,368        20,123         18,107
                                                ------------   -----------    -----------
          Net interest income after
            provision for credit
            losses...................                311,253       270,630        250,462
                                                ------------   -----------    -----------
NON-INTEREST INCOME
Loan servicing fees, net.............                 54,408        35,975         32,381
Net gains
     Sales of single family loans....                 18,909        11,124         21,182
     Securities and mortgage-backed
       securities....................                  1,290         2,761          2,718
     Other loans.....................                  3,299           651          1,128
     Sale of mortgage offices........    20          --            --               4,748
                                                ------------   -----------    -----------
          Net gains..................                 23,498        14,536         29,776
Deposit fees and charges.............                 23,176        17,888         13,419
Other................................                 18,879        13,254          8,428
                                                ------------   -----------    -----------
          Total non-interest
            income...................                119,961        81,653         84,004
                                                ------------   -----------    -----------
NON-INTEREST EXPENSE
Compensation and benefits............    13          109,944        88,890         76,836
Occupancy............................                 22,841        15,945         15,241
Data processing......................                 20,574        16,804         13,902
Court of claims litigation...........    18            7,575         1,800        --
Amortization of intangibles..........                  6,647         5,864          4,118
Merger related and restructuring
  costs..............................     2            2,394       --             --
Other................................                 79,670        63,175         65,291
                                                ------------   -----------    -----------
          Total non-interest
            expense..................                249,645       192,478        175,388
                                                ------------   -----------    -----------
          Income before income taxes,
            minority interest,
            and extraordinary loss...                181,569       159,805        159,078
INCOME TAX EXPENSE...................    15           53,659        25,862         60,986
                                                ------------   -----------    -----------
          Income before minority
            interest and
            extraordinary loss.......                127,910       133,943         98,092
MINORITY INTEREST -- subsidiary
  preferred stock dividends..........    16           18,253        18,253         18,253
                                                ------------   -----------    -----------
          Income before extraordinary
            loss.....................                109,657       115,690         79,839
EXTRAORDINARY LOSS -- early
  extinguishment of debt.............    11          --            --               2,323
                                                ------------   -----------    -----------
          NET INCOME.................           $    109,657    $  115,690     $   77,516
                                                ============   ===========    ===========
          NET INCOME AVAILABLE TO
            COMMON STOCKHOLDERS......           $    107,955    $  115,690     $   77,516
                                                ============   ===========    ===========
EARNINGS PER COMMON SHARE                17
     Basic...........................           $       3.34    $     3.59     $     2.41
     Diluted.........................                   3.28          3.51           2.38

          See accompanying Notes to Consolidated Financial Statements.

                               BANK UNITED CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       COMMON STOCK
                                           -------------------------------------
                                                CLASS A             CLASS B                                UNEARNED
                                           -----------------   -----------------    PAID-IN   RETAINED       STOCK
                                            SHARES    AMOUNT    SHARES    AMOUNT    CAPITAL   EARNINGS   COMPENSATION
                                           ---------  ------   ---------  ------   ---------  --------   -------------
BALANCE AT SEPTEMBER 30, 1996,
  RESTATED...............................  28,348,981  $283    3,859,662   $ 39    $ 132,299  $406,142     $ --
    Net income...........................     --       --         --       --         --       77,516        --
    Net change in unrealized gains
      (losses), net of tax expense of
      $5.2 million.......................     --       --         --       --         --        --           --
                                           ---------  ------   ---------  ------   ---------  --------   -------------
        Total comprehensive income.......     --       --         --       --         --       77,516        --
                                           ---------  ------   ---------  ------   ---------  --------   -------------
    Dividends declared: common stock
      ($0.55 per share)..................     --       --         --       --         --      (17,694)       --
    Conversion of common stock...........    618,342      7     (618,342)    (7)      --        --           --
    Stock options exercised..............      8,835   --         --         --           43    --           --
    Purchase and retirement of common
      stock..                                (39,924)  --         --       --           (492)   --           --
                                           ---------  ------   ---------  ------   ---------  --------   -------------
BALANCE AT SEPTEMBER 30, 1997,
  RESTATED...............................  28,936,234   290    3,241,320     32      131,850  465,964        --
    Net income...........................     --       --         --       --         --      115,690        --
    Net change in unrealized gains
      (losses), net of tax benefit of
      $4.7 million.......................     --       --         --       --         --        --           --
                                           ---------  ------   ---------  ------   ---------  --------   -------------
      Total comprehensive income.........     --       --         --       --         --      115,690        --
                                           ---------  ------   ---------  ------   ---------  --------   -------------
    Dividends declared: common stock
      ($0.64 per share)..................     --       --         --       --         --      (20,693)       --
    Stock options exercised..............     33,358   --         --       --            216    --           --
    Stock repurchased....................     --       --         --       --         --        --           --
                                           ---------  ------   ---------  ------   ---------  --------   -------------
BALANCE AT SEPTEMBER 30, 1998,
  RESTATED...............................  28,969,592   290    3,241,320     32      132,066  560,961        --
    Net income...........................     --       --         --       --         --      109,657        --
    Net change in unrealized gains
      (losses), net of tax benefit of
      $11.1 million......................     --       --         --       --         --        --           --
                                           ---------  ------   ---------  ------   ---------  --------   -------------
        Total comprehensive income.......     --       --         --       --         --      109,657        --
                                           ---------  ------   ---------  ------   ---------  --------   -------------
    Dividend declared:
        Common stock ($0.69 per share)...     --       --         --       --         --      (22,367)       --
        Redeemable preferred stock ($0.53
          per share).....................     --       --         --       --         --       (1,702)       --
    Issuance costs -- redeemable
      preferred stock....................     --       --         --       --         (6,479)   --           --
    Conversion of shares.................  3,241,320     32    (3,241,320)   (32)     --        --           --
    Restricted stock issuance, net of
      amortization.......................    140,750      1       --       --          5,550    --            (4,686)
    Stock options exercised..............    126,164      2       --       --          1,016    --           --
    Stock repurchased....................     --       --         --       --         --        --           --
                                           ---------  ------   ---------  ------   ---------  --------   -------------
BALANCE AT SEPTEMBER 30, 1999............  32,477,826  $325       --       $--     $ 132,153  $646,549     $  (4,686)
                                           =========  ======   =========  ======   =========  ========   =============

                                            ACCUMULATED
                                               OTHER
                                           COMPREHENSIVE
                                             INCOME --
                                            UNREALIZED      TREASURY STOCK         TOTAL
                                               GAINS       -----------------   STOCKHOLDERS'
                                             (LOSSES)       SHARES    AMOUNT      EQUITY
                                           -------------   --------   ------   -------------
BALANCE AT SEPTEMBER 30, 1996,
  RESTATED...............................    $  (2,376)       --      $--        $ 536,387
    Net income...........................      --             --       --           77,516
    Net change in unrealized gains
      (losses), net of tax expense of
      $5.2 million.......................        8,702        --       --            8,702
                                           -------------   --------   ------   -------------
        Total comprehensive income.......        8,702        --       --           86,218
                                           -------------   --------   ------   -------------
    Dividends declared: common stock
      ($0.55 per share)..................      --             --       --          (17,694)
    Conversion of common stock...........      --             --       --          --
    Stock options exercised..............      --             --       --               43
    Purchase and retirement of common
      stock..                                  --             --       --             (492)
                                           -------------   --------   ------   -------------
BALANCE AT SEPTEMBER 30, 1997,
  RESTATED...............................        6,326        --       --          604,462
    Net income...........................      --             --       --          115,690
    Net change in unrealized gains
      (losses), net of tax benefit of
      $4.7 million.......................       (7,780)       --       --           (7,780)
                                           -------------   --------   ------   -------------
      Total comprehensive income.........       (7,780)       --       --          107,910
                                           -------------   --------   ------   -------------
    Dividends declared: common stock
      ($0.64 per share)..................      --             --       --          (20,693)
    Stock options exercised..............      --             --       --              216
    Stock repurchased....................      --           (14,200)   (501 )         (501)
                                           -------------   --------   ------   -------------
BALANCE AT SEPTEMBER 30, 1998,
  RESTATED...............................       (1,454)     (14,200)   (501 )      691,394
    Net income...........................      --             --       --          109,657
    Net change in unrealized gains
      (losses), net of tax benefit of
      $11.1 million......................      (18,604)       --       --          (18,604)
                                           -------------   --------   ------   -------------
        Total comprehensive income.......      (18,604)       --       --           91,053
                                           -------------   --------   ------   -------------
    Dividend declared:
        Common stock ($0.69 per share)...      --             --       --          (22,367)
        Redeemable preferred stock ($0.53
          per share).....................      --             --       --           (1,702)
    Issuance costs -- redeemable
      preferred stock....................      --             --       --           (6,479)
    Conversion of shares.................      --             --       --          --
    Restricted stock issuance, net of
      amortization.......................      --             --       --              865
    Stock options exercised..............      --             7,000     246          1,264
    Stock repurchased....................      --           (21,700)   (614)          (614)
                                           -------------   --------   ------   -------------
BALANCE AT SEPTEMBER 30, 1999............    $ (20,058)     (28,900)  $(869)     $ 753,414
                                           =============   ========   ======   =============

          See accompanying Notes to Consolidated Financial Statements.

                               BANK UNITED CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                               FOR THE YEAR ENDED SEPTEMBER 30,
                                          -------------------------------------------
                                              1999           1998           1997
                                          -------------  -------------  -------------
                                                          (RESTATED)     (RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................  $     109,657  $     115,690  $      77,516
Adjustments to reconcile net income to
  net cash used by operating activities:
     Provision for credit losses........         38,368         20,123         18,107
     Provision for mortgage servicing
       rights impairment allowance......       --                4,767       --
     Deferred tax expense...............         15,192         12,149         42,287
     Net gains on sales of assets.......        (26,197)       (19,753)       (30,500)
     Depreciation and amortization......        118,563         85,011         41,400
     Federal Home Loan Bank stock
       dividends........................        (16,176)       (12,678)       (11,419)
     Fundings and purchases of loans
       held for sale....................     (4,128,607)    (3,768,039)    (1,995,816)
     Proceeds from the sale of loans
       held for sale....................      2,994,954      1,903,991      1,198,295
     Change in loans held for sale......        546,876        670,197         32,638
     Change in interest receivable......        (18,862)        (4,748)        (9,052)
     Change in other assets.............          7,361       (140,952)       (64,686)
     Change in other liabilities........         69,372         14,612        (69,858)
     Management restricted stock
       award............................            865       --             --
                                          -------------  -------------  -------------
          Net cash used by operating
            activities..................       (288,634)    (1,119,630)      (771,088)
                                          -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase price of acquisitions.....        (45,000)       (51,850)      --
     Assets purchased in acquisitions...       (184,968)      --             --
     Net change in securities purchased
       under agreements to resell and
       federal funds sold...............        115,230       (129,033)       322,945
     Fundings of loans held for
       investment.......................     (5,074,920)    (3,867,558)    (2,289,888)
     Proceeds from principal repayments
       and maturities of
          Loans held for investment.....      5,117,746      4,162,942      2,517,782
          Securities held to maturity...         11,749             96          2,596
          Securities available for
            sale........................        685,039        345,215        134,165
          Mortgage-backed securities
            held to maturity............        142,589         98,701         81,022
          Mortgage-backed securities
            available for sale..........        225,730        465,195        263,659
     Proceeds from the sale of
          Securities available for
            sale........................        482,006        498,459        338,735
          Mortgage-backed securities
            available for sale..........          6,459         93,131          6,965
          Mortgage servicing rights.....       --             --                8,034
          Federal Home Loan Bank
            stock.......................         14,852         64,325         18,160
          Real estate owned acquired
            through foreclosure.........         46,290         37,031         59,038
     Purchases of
          Loans held for investment.....     (2,008,466)    (1,158,270)    (1,086,249)
          Securities held to maturity...        (12,487)        (9,747)        (1,969)
          Securities available for
            sale........................       (709,897)      (355,113)      (131,488)
          Mortgage-backed securities
            held to maturity............        (10,512)        (5,989)        (2,134)
          Mortgage-backed securities
            available for sale..........       (453,489)       (21,084)      (246,363)
          Mortgage servicing rights.....       (104,533)      (161,570)      (144,258)
          Federal Home Loan Bank
            stock.......................        (84,371)       (88,112)       (32,231)
     Other changes in loans held for
       investment.......................        (97,446)      (234,899)      (237,312)
     Other changes in mortgage servicing
       rights...........................        (39,267)       (31,597)       (21,870)
     Net purchases of premises and
       equipment........................        (34,824)       (26,440)       (14,854)
                                          -------------  -------------  -------------
          Net cash used by investing
            activities..................     (2,012,490)      (376,167)      (455,515)
                                          -------------  -------------  -------------

                                                   (CONTINUED ON FOLLOWING PAGE)

                               BANK UNITED CORP.
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
                                 (IN THOUSANDS)

                                            FOR THE YEAR ENDED SEPTEMBER 30,
                                        -----------------------------------------
                                           1999           1998           1997
                                        -----------    -----------    -----------
                                                       (RESTATED)     (RESTATED)
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits..........   $   381,471    $  (186,863)   $   167,017
     Proceeds from deposits
       purchased.....................       232,804      1,509,688        --
     Proceeds from Federal Home Loan
       Bank advances.................     4,815,600      3,130,583      3,296,067
     Repayment of Federal Home Loan
       Bank advances.................    (3,155,628)    (2,339,666)    (2,794,140)
     Net change in securities sold
       under agreements to repurchase
       and federal funds purchased...      (307,143)      (488,258)       478,015
     Proceeds from issuance of
       redeemable preferred stock....       160,000        --             --
     Payment of issuance costs of
       redeemable preferred stock....        (4,423)       --             --
     Payment of common stock
       dividends.....................       (22,367)       (20,693)       (17,694)
     Stock repurchased...............          (614)          (501)          (492)
     Stock options exercised.........         1,264            216             43
     Repayment of notes payable......       --                (500)      (114,740)
     Proceeds from issuance of notes
       payable.......................       148,984        --             219,931
     Payment of issuance costs of
       notes payable.................        (2,152)       --              (4,012)
                                        -----------    -----------    -----------
          Net cash provided by
            financing activities.....     2,247,796      1,604,006      1,229,995
                                        -----------    -----------    -----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS...................       (53,328)       108,209          3,392
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR..................       236,588        128,379        124,987
                                        -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR...............................   $   183,260    $   236,588    $   128,379
                                        ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
     Cash paid for interest..........   $   642,408    $   614,657    $   539,014
     Cash paid for income taxes......        34,754         20,151          9,907
NONCASH INVESTING ACTIVITIES
     Real estate owned acquired
       through foreclosure...........        41,123         34,738         61,889
     Securitization of loans.........       476,025        506,110        346,401
     Net transfer of loans (to) from
       held for investment (from) to
       held for sale.................    (1,671,006)       671,704         43,412
     Transfer of acquisition related
       securities from held to
       maturity to available for
       sale..........................        17,082        --             --
     Transfer of mortgage-backed
       securities from held to
       maturity to available for
       sale..........................         6,827        --               6,843

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

     The accompanying Consolidated Financial Statements include the accounts of the Parent Company, Holdings, the Bank, and subsidiaries of both the Parent Company and the Bank (collectively known as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The majority of the Company's assets and operations are derived from the Bank.

     Bank United Corp. is the largest publicly traded depository institution headquartered in Texas, with $16.2 billion in assets, $7.5 billion in deposits and $753.4 million in stockholders' equity at September 30, 1999. The Company provides consumers and businesses in Texas and selected markets throughout the United States with a broad array of financial services. The Company serves over 300,000 Texas consumers and small businesses through a 150-branch network, has 23 Small Business Association ("SBA") lending offices in 16 states, is a national middle market commercial bank with 20 regional offices in 16 states, originates wholesale mortgage loans through 10 offices in nine states, and operates a national mortgage servicing business serving 325,000 customers and an investment portfolio business.

     Certain amounts within the accompanying Consolidated Financial Statements and the related Notes have been reclassified for comparative purposes to conform to the current presentation.

ACQUISITIONS

     Prior period Consolidated Financial Statements have been restated to include the accounts of an entity that was acquired using the pooling of interests method of accounting. Entities acquired that were accounted for as purchases are included in the Consolidated Financial Statements beginning on their date of acquisition. Assets and liabilities of institutions accounted for as purchases are adjusted to their fair values as of their dates of acquisition.

USE OF ESTIMATES

     The preparation of the Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates and assumptions.

SHORT-TERM INTEREST-EARNING ASSETS

     Short-term interest-earning assets are comprised of cash, cash equivalents, securities purchased under agreements to resell ("repurchase agreements"), and federal funds sold. Cash and cash equivalents consist of interest-earning and non-interest-earning deposits in other banks.

     The regulations of the Federal Reserve Board require average cash reserve balances based on deposit liabilities to be maintained by the Bank at the Federal Reserve Bank. The required reserve balance totalled $110.9 million for the period including September 30, 1999. The Bank was in compliance with these requirements.

SECURITIES

     Debt and equity securities, including mortgage-backed securities ("MBS"), are classified into one of three categories: held to maturity, available for sale, or trading. Securities that the Company has the positive intent and

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ability to hold to maturity are classified as held to maturity and carried at amortized cost, adjusted for the amortization of premiums and the accretion of discounts. Under certain circumstances (including the deterioration of the issuer's creditworthiness or a change in tax law, statutory requirements, or regulatory requirements), securities held to maturity may be sold or transferred to another portfolio. Securities that the Company intends to hold for indefinite periods of time are classified as available for sale and are recorded at fair value and any unrealized gains or losses are excluded from earnings and reported net of tax as other comprehensive income in stockholders' equity until realized. Trading account assets are carried at fair value with any realized or unrealized gains and losses recognized in current operations. Trading account assets are generally comprised of assets that are actively and frequently bought and sold with the objective of generating income on short-term changes in price. The Company held no trading account assets at September 30, 1999 or 1998.

     The overall return or yield earned on MBS depends on the amount of interest collected over the life of the security and the amortization of any purchase premiums or discounts. Premiums and discounts are recognized in income using the level-yield method over the assets' remaining lives (adjusted for anticipated prepayments). The actual yields and maturities of MBS depend on the timing of the payment of the underlying mortgage principal and interest. Accordingly, changes in interest rates and prepayments can have a significant impact on the yields of MBS.

     If the fair value of a security declines for reasons other than temporary market conditions, the carrying value will be written down to current fair value by a charge to operations.

     Net gains or losses on sales of securities are computed on the specific identification method.

INTEREST-ONLY STRIPS

     SBA interest-only strips are created in connection with the Company's securitization of SBA loans and represent the contractual right to receive a portion of the interest on the underlying SBA loans. The interest-only strips are carried at fair value, which is the net present value of the future interest to be collected, using assumptions of prepayments, defaults, and discount rates that the Company believes market participants would use for similar securities. Interest-only strips are amortized using the level-yield method and are classified as securities and other investments available for sale.

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

     Premiums, discounts, and loan fees (net of certain direct loan origination costs) on loans held for sale are recognized in income when the related loans are sold or repaid. Premiums, discounts, and loan fees (net of certain direct loan origination costs) associated with loans held for investment, for which collection is probable and estimable, are recognized in income over the loans' estimated remaining lives using the level-yield method (adjusted for anticipated prepayments) or when such loans are sold.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

IMPAIRED LOANS

     Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for
Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The adoption of these statements did not have a material impact on the overall allowance for credit losses. These pronouncements state that a loan is considered "impaired" when it is probable that the creditor will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Smaller balance homogeneous loans, including single family residential and consumer loans, are excluded from the scope of SFAS No. 114. These loans, however, are considered when determining the adequacy of the allowance for credit losses.

     Impaired loans are identified and measured in conjunction with management's review of non-performing loans, classified assets, and the allowance for credit losses. Impairment of large non-homogeneous loans is measured one of three ways: discounting estimated future cash flows, or the loan's market price, or the fair value of the collateral, if the loan is collateral dependent. If the measurement of the loan is less than the Book Value of the loan, excluding any allowance for credit losses and including accrued interest, then the impairment is recognized by a charge to operations or an allocation of the allowance for credit losses.

ALLOWANCE FOR CREDIT LOSSES

     The allowance for credit losses is maintained at levels management deems adequate to cover probable losses on loans. This allowance covers all loans, including loans deemed to be impaired, loans not impaired, and loans excluded from the impairment test. The adequacy of the allowance is based on management's periodic evaluation of the loan portfolio, which considers such factors as historical loss experience, delinquency status, identification of adverse situations that may affect the ability of obligors to repay, known and inherent risks in the portfolio, assessment of economic conditions, regulatory policies, and the estimated value of the underlying collateral, if any. Losses are charged to the allowance for credit losses when the loss actually occurs or when a determination is made that a loss is probable to occur. Cash recoveries are credited to the allowance for credit losses.

SALES OF SINGLE FAMILY LOANS

     Gains or losses on loan sales are recognized at the time of sale and are determined using the specific identification method. Certain loans are sold with general representations and warranties included in the sales agreement. Repurchases of these assets may be required when a loan fails to meet certain conditions specified in the sales agreement that are covered by the general representations and warranties. An accrual is maintained for the probable future costs of such obligations at a level management believes adequate. This accrual is included in other liabilities in the Consolidated Statements of Financial Condition, and the related expense is included in non-interest expense in the Consolidated Statements of Operations.

MORTGAGE SERVICING RIGHTS ("MSRS")

     MSRs are periodically evaluated for impairment based on the fair value of these rights. The fair value of MSRs is determined by discounting the estimated future cash flows using a discount rate commensurate with the risks involved and considers the fair value of the related financial instruments utilized as hedges. This method of valuation incorporates assumptions that market participants would use in estimating future servicing income and expense, including assumptions about prepayment, default, and interest rates. For purposes of measuring impairment, the loans underlying the MSRs are stratified on the basis of interest rate and type (conventional or government). Impairment is measured by the amount the book value of the MSRs exceeds the fair value of the MSRs. Impairment, if any, is recognized through a valuation allowance and a charge to current operations.

     MSRs, net of valuation allowances, are amortized in proportion to, and over the period of, the estimated net servicing revenue of the underlying mortgages, which are secured by single family properties. Servicing fee revenue represents fees earned for servicing single family loans for investors and related ancillary income,

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

including late charges. Servicing fee revenue is recognized as earned, unless collection is doubtful. The amortization expense is deducted from the related servicing fee revenue in the Consolidated Statements of Operations. The amortization of MSRs is periodically evaluated and adjusted, if necessary, to reflect changes in prepayment rates or other related factors.

SERVICING RECEIVABLES

     The Company services single family loans for its own portfolio and for other investors. Mortgage servicing activities include collecting and accounting for loan payments from borrowers, remitting those payments to investors, collecting funds for and paying mortgage-related expenses, collecting payments from delinquent borrowers, filing claims and collecting proceeds on government guaranteed or insured loans, and generally administering the loans. Servicing receivables relating to these activities include amounts due from governmental agencies and investors. A valuation allowance is maintained at levels deemed adequate by management to cover probable losses on these receivables. Various factors, including the frequency, volume, and amount of claims filed with governmental agencies, as well as historical loss experience, are used to determine the amount and adequacy of the valuation allowance.

PREMISES AND EQUIPMENT

     Premises and equipment are carried at cost, less accumulated depreciation, and include certain branch facilities and the related furniture, fixtures, and equipment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to 40 years.

INTANGIBLE ASSETS

     Intangible assets consist of the excess cost over fair value of net assets acquired and debt issuance costs. The excess of cost over fair value of net assets acquired is comprised of core deposit premiums paid and goodwill. The core deposit premiums are amortized on an accelerated basis over the estimated lives of the deposit relationships acquired. Goodwill is amortized on a straight-line basis over a period up to 15 years. Debt issuance costs are amortized over the life of the debt on a straight-line basis. These assets are evaluated periodically to determine whether events and circumstances have developed that warrant revision of the estimated lives of the related assets or their write-off.

REAL ESTATE OWNED ("REO")

     At the time of foreclosure, REO is recorded at fair value reduced by estimated costs to sell. The resulting loss, if any, is charged to the allowance for credit losses. Declines in a property's fair value subsequent to foreclosure are charged to current operations. Revenues, expenses, gains or losses on sales, and increases or decreases in the allowance for REO losses are charged to operations as incurred and included in non-interest expense in the Consolidated Statements of Operations. The Company's REO is primarily comprised of single family properties held by the Investment Portfolio Segment. The Company's historical average holding period for REO is seven months.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company enters into traditional off-balance-sheet financial instruments such as interest rate exchange agreements ("swaps"), interest rate caps, locks, and floors, financial options, and forward delivery contracts in the normal course of business in an effort to reduce its exposure to changes in interest rates. The Company does not utilize instruments such as leveraged derivatives or structured notes. The off-balance-sheet financial instruments utilized by the Company are typically classified as hedges of existing assets, liabilities, or anticipated transactions. To qualify for hedge accounting, the hedged asset or liability must be interest rate sensitive and the off-balance-sheet financial instrument must be designated and be effective as a hedge of the asset, liability, or anticipated transaction. In addition, for hedges of anticipated transactions, significant characteristics and terms of

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the transaction must be identified, and it must be probable the transaction will occur. The effectiveness of a hedge is evaluated at inception and throughout the hedge period using statistical calculations of correlation.

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

     INTEREST RATE SWAPS, CAPS, FLOORS, FORWARD DELIVERY CONTRACTS, FINANCIAL OPTIONS, AND INTEREST RATE LOCKS. The market value of off-balance-sheet instruments that are hedging assets carried at lower of cost or market are included in the overall valuation analysis of the hedged asset to determine if a loss allowance is necessary. Payments made and received on off-balance-sheet instruments entered into in an effort to alter the interest rate characteristics of the hedged item are offset against the related interest income or expense. Fees paid to enter caps and floor contracts are capitalized and amortized over the lives of the contracts. Fees and expenses related to financial option and interest rate lock contracts are capitalized and offset against the related gain or loss upon the sale of the hedged items. Fees paid to cancel commitments to deliver loans are charged against the gain or loss on single family loans.

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

EARNINGS PER COMMON SHARE

     Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are computed using the treasury stock method.

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

     As of October 1, 1998, the Company adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which requires that any MBS retained after securitization of a mortgage loan held for sale be classified based on the Company's intentions. Any retained MBS that are committed to be sold before or during the securitization process must be classified as trading.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated and securities held to maturity may be transferred to available for sale or trading. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No.
133," deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 on October 1, 2000 and is evaluating the impact, if any, this statement may have on its future Consolidated Financial Statements.

2.  ACQUISITIONS

     In August 1999, the Company acquired and merged with Texas Central Bancshares, Inc. ("Texas Central"), a commercial bank operating three branches in the Dallas area with assets of $113.1 million and deposits of $92.9 million at acquisition. The acquisition was accounted for as a pooling of interests. Accordingly, financial information for all periods reported prior to the date of acquisition have been restated to present the combined financial information as if the acquisition had been in effect for all such periods. Under the terms of the merger agreement, holders of Texas Central common stock received 2.0266 shares of the Company's common stock for each share of Texas Central common stock. The Company issued 709,980 shares of common stock to complete the Texas Central acquisition.

     The results of operations previously reported by the separate entities and the combined amounts presented in the accompanying consolidated financial statements are summarized below. Gross revenues are comprised of net interest income before the provision for credit losses and non-interest income.

                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------
                                          1999        1998        1997
                                       ----------  ----------  ----------
                                                 (IN THOUSANDS)
GROSS REVENUES
     The Company.....................  $  465,389  $  367,018  $  348,076
     Texas Central...................       4,193       5,388       4,497
                                       ----------  ----------  ----------
     Combined........................  $  469,582  $  372,406  $  352,573
                                       ==========  ==========  ==========
NET INCOME
     The Company.....................  $  111,112  $  114,378  $   76,571
     Texas Central...................      (1,455)      1,312         945
                                       ----------  ----------  ----------
     Combined........................  $  109,657  $  115,690  $   77,516
                                       ==========  ==========  ==========

     Prior to the merger, Texas Central's fiscal year ended on December 31. Texas Central's financial results for 1999 have been conformed to the fiscal year end of the Company. All prior year consolidated financial results combine the Company with Texas Central utilizing their respective "pre-merger" fiscal year ends.

     In connection with the Texas Central acquisition, the Company recorded merger related and restructuring costs of $2.4 million. These costs included $1.0 million of asset write-downs, $795,000 of transaction fees, $485,000 of lease termination costs and other costs associated with branch consolidation, and estimated costs for severance and retention bonuses of $82,000. Additionally $150,000 of loan loss reserves were recorded and $349,000 of losses on securities sales were realized bringing the total costs related to the Texas Central acquisition to $2.9 million. Securities and MBS acquired from Texas Central of $23.9 million that were not sold were transferred from held to maturity to available for sale at September 30, 1999. An unrealized loss of $770,000 before tax, or $481,000 after tax related to this transfer, was recorded in stockholders' equity. At September 30, 1999, the unpaid liability relating to the Texas Central merger and restructuring costs was $320,000 and is expected to be paid in full by September 30, 2000.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In February 1999, the Company acquired Midland American Bank, a commercial bank operating five branches in Midland, Texas, with assets of $282.5 million and deposits of $232.8 million at acquisition. The acquisition was accounted for as a purchase. The goodwill of $28.6 million related to this acquisition is being amortized on a straight-line basis over 15 years.

     In January 1998, the Company acquired 18 branches with combined deposits of $1.44 billion at acquisition from Guardian Savings and Loan Association. The acquisition was accounted for as a purchase. The goodwill of $48.9 million related to this acquisition is being amortized on a straight-line basis over 15 years.

     In December 1997, the Company acquired three branches with combined deposits of $66 million at acquisition from California Federal Savings Bank, FSB. The acquisition was accounted for as a purchase. The goodwill of $2.8 million related to this acquisition is being amortized on a straight-line basis over 15 years.

3.  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND
    FEDERAL FUNDS SOLD

                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------
                                          1999        1998        1997
                                       ----------  ----------  ----------
                                             (DOLLARS IN THOUSANDS)
REPURCHASE AGREEMENTS
     Balance outstanding at
       period-end....................  $  305,312  $  414,483  $  301,209
     Fair value of collateral at
       period-end....................     307,772     423,772     310,066
     Maximum outstanding at any
       month-end.....................     418,868     819,604     582,336
     Daily average balance...........     286,695     446,913     512,957
     Average interest rate for the
       period........................       6.04%       6.14%       5.92%

FEDERAL FUNDS SOLD
     Balance outstanding at
       period-end....................  $   85,014  $   80,799  $   65,040
     Maximum outstanding at any
       month-end.....................     148,979     212,165      85,000
     Daily average balance...........      90,177      65,889      53,398
     Average interest rate for the
       period........................       4.87%       5.46%       5.37%

     The repurchase agreements outstanding at September 30, 1999, were secured by single family, multi-family, and commercial real estate loans, and MBS, pledged by others. These loans and MBS were held by the counterparty in safekeeping for the account of the Company or by a third-party custodian for the benefit of the Company. The repurchase agreements and federal funds sold outstanding at September 30, 1999, matured during October 1999. The repurchase agreements provide for the same loans and MBS to be resold at maturity. At September 30, 1999, $125 million in repurchase agreements were held by Donaldson, Lufkin & Jenrette Securities Corp. as counterparty.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  SECURITIES AND OTHER INVESTMENTS

                                                              AT SEPTEMBER 30,
                                        -------------------------------------------------------------
                                                       GROSS         GROSS
                                        AMORTIZED    UNREALIZED    UNREALIZED      FAIR      CARRYING
                                          COST         GAINS         LOSSES       VALUE       VALUE
                                        ---------    ----------    ----------   ----------   --------
                                                               (IN THOUSANDS)
1999
HELD TO MATURITY
     U.S. government and agency......   $   6,148      $--           $  111     $    6,037
     State and local government
       agency........................       5,958       --              259          5,699
                                        ---------    ----------    ----------   ----------
                                           12,106      $--           $  370         11,736   $ 12,106
                                                     ==========    ==========                ========
                                        ---------                               ----------
AVAILABLE FOR SALE
     SBA interest-only strips........      93,665      $--           $5,466         88,199
     U.S. government and agency......      42,347          64         1,091         41,320
     Corporate securities............       1,949       --               36          1,913
                                        ---------    ----------    ----------   ----------
                                          137,961      $   64        $6,593        131,432   $131,432
                                                     ==========    ==========                ========
                                                                                ----------
                                        ---------
          Total......................   $ 150,067                               $  143,168
                                        =========                               ==========
1998
HELD TO MATURITY
     U.S. government and agency......   $  15,114      $  234        $   12     $   15,336   $ 15,114
                                                     ==========    ==========                ========
                                                                                ----------
AVAILABLE FOR SALE
     SBA interest-only strips........      73,802      $--           $2,241         71,561
     U.S. government and agency......      15,930          83         --            16,013
     Corporate securities............       1,835       --                1          1,834
                                        ---------    ----------    ----------   ----------
                                           91,567      $   83        $2,242         89,408   $ 89,408
                                                     ==========    ==========                ========
                                        ---------                               ----------
          Total......................   $ 106,681                               $  104,744
                                        =========                               ==========

     Securities outstanding at September 30, 1999, were scheduled to mature as follows:

                               HELD TO MATURITY                         AVAILABLE FOR SALE
                      -----------------------------------      ------------------------------------
                      AMORTIZED      FAIR        AVERAGE       AMORTIZED       FAIR        AVERAGE
                         COST        VALUE        YIELD           COST        VALUE         YIELD
                      ----------   ---------     --------      ----------   ----------     --------
                                                     (IN THOUSANDS)
Due in one year or
  less.............    $  2,350    $   2,347       4.71%        $  1,441    $    1,412        5.08%
Due in one to five
  years............       9,756        9,389       5.97            2,492         2,520        6.13
Due after five
  years through ten
  years............      --           --           --             30,441        29,349        6.28
Due after ten
  years............      --           --           --            103,587        98,151       10.69
                      ----------   ---------     --------      ----------   ----------     --------
                       $ 12,106    $  11,736       5.73%        $137,961    $  131,432        9.58%
                      ==========   =========     ========      ==========   ==========     ========

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  MORTGAGE-BACKED SECURITIES

     The MBS portfolio includes securities issued by U.S. government corporations and agencies ("agency securities"), privately issued and credit-enhanced MBS ("non-agency securities"), and collateralized mortgage obligations ("CMOs").

                                                              AT SEPTEMBER 30,
                                       ---------------------------------------------------------------
                                                        GROSS        GROSS
                                        AMORTIZED     UNREALIZED   UNREALIZED      FAIR      CARRYING
                                           COST         GAINS        LOSSES       VALUE       VALUE
                                       ------------   ----------   ----------   ----------  ----------
                                                               (IN THOUSANDS)
1999
HELD TO MATURITY
     Agency
       Fixed-rate....................  $     13,387     $--         $      38   $   13,349
       Adjustable-rate...............         2,159      --                45        2,114
     Non-agency
       Adjustable-rate...............       248,497      1,010          7,313      242,194
       CMOs -- fixed-rate............        51,245      --               141       51,104
                                       ------------   ----------   ----------   ----------
          Held to maturity...........       315,288     $1,010      $   7,537      308,761  $  315,288
                                                      ==========   ==========               ==========
                                       ------------                             ----------
AVAILABLE FOR SALE
     Agency
       Fixed-rate....................        67,259     $  106      $   1,994       65,371
       Adjustable-rate...............        28,230        420             25       28,625
       CMOs -- fixed-rate............        19,534          3            421       19,116
       CMOs -- adjustable-rate.......       163,239      1,255            226      164,268
     Non-agency
       Fixed-rate....................       284,878      --            17,631      267,247
       Adjustable-rate...............        53,331         35            556       52,810
       CMOs -- fixed-rate............        59,629      2,082          3,657       58,054
       CMOs -- adjustable-rate.......        34,647      --             1,669       32,978
     Other...........................           245      --            --              245
                                       ------------   ----------   ----------   ----------
          Available for sale.........       710,992     $3,901      $  26,179      688,714  $  688,714
                                                      ==========   ==========               ==========
                                       ------------                             ----------
          Total mortgage-backed
            securities...............  $  1,026,280                             $  997,475
                                       ============                             ==========
1998
HELD TO MATURITY
     Agency
       Fixed-rate....................  $      8,576     $--         $      35   $    8,541
     Non-agency
       Adjustable-rate...............       351,237      1,970          6,410      346,797
       CMOs -- fixed-rate............        87,639        235          1,051       86,823
     Other...........................         2,904         50         --            2,954
                                       ------------   ----------   ----------   ----------
          Held to maturity...........       450,356     $2,255      $   7,496      445,115  $  450,356
                                                      ==========   ==========               ==========
                                       ------------                             ----------
AVAILABLE FOR SALE
     Agency
       Fixed-rate....................        19,417     $  150      $  --           19,567
       Adjustable-rate...............        42,924        365         --           43,289
       CMOs -- fixed-rate............        14,323         34             55       14,302
       CMOs -- adjustable-rate.......       197,455      1,277             21      198,711
     Non-agency
       Fixed-rate....................        19,703        591         --           20,294
       Adjustable-rate...............       146,274        189          1,123      145,340
       CMOs -- fixed-rate............         8,348      3,145            334       11,159
       CMOs -- adjustable-rate.......        34,837        412            145       35,104
     Other...........................           406      --            --              406
                                       ------------   ----------   ----------   ----------
          Available for sale.........       483,687     $6,163      $   1,678      488,172  $  488,172
                                                      ==========   ==========               ==========
                                       ------------                             ----------
          Total mortgage-backed
            securities...............  $    934,043                             $  933,287
                                       ============                             ==========

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At September 30, 1999, MBS with carrying values totalling $308.7 million and fair values totalling $299.6 million were used to secure securities sold under agreements to repurchase ("reverse repurchase agreements").

6.  LOANS

     Loans are presented net of deferred loan fees, premiums, and discounts. At September 30, 1999 and 1998, these amounts net to a premium of $6.9 million and $25.2 million.

                                             AT SEPTEMBER 30,
                                       ----------------------------
                                           1999           1998
                                       -------------  -------------
                                              (IN THOUSANDS)
HELD FOR INVESTMENT
     Single family...................  $   6,470,636  $   4,708,704
     Commercial......................      5,368,565      3,463,002
     Consumer........................        665,742        506,662
                                       -------------  -------------
                                          12,504,943      8,678,368
     Allowance for credit losses.....        (82,705)       (47,503)
                                       -------------  -------------
                                          12,422,238      8,630,865
                                       -------------  -------------
HELD FOR SALE
     Single family...................        592,583      2,149,009
     Commercial......................        101,381         88,023
                                       -------------  -------------
                                             693,964      2,237,032
                                       -------------  -------------
          Total loans................  $  13,116,202  $  10,867,897
                                       =============  =============

     The following table sets forth the geographic distribution of loans by state at September 30, 1999.

                                                                                  TOTAL       NON-REAL
                                        SINGLE                                 REAL ESTATE     ESTATE                  % OF
                STATE                   FAMILY      COMMERCIAL     CONSUMER       LOANS        LOANS       TOTAL       TOTAL
-------------------------------------  ---------   ------------    --------    -----------    --------   ----------  ---------
                                                                       (DOLLARS IN THOUSANDS)
California...........................  $3,000,293   $  728,415     $ 9,690     $3,738,398     $14,809    $3,753,207      28.45%
Texas................................    807,229     1,241,720     494,368      2,543,317     270,339     2,813,656      21.33
Arizona..............................    376,755       262,241      35,736        674,732       1,620       676,352       5.13
Florida..............................    307,153       261,501       4,352        573,006      13,448       586,454       4.45
Other................................  2,547,194     2,516,083      31,430      5,094,707     267,740     5,362,447      40.64
                                       ---------   ------------    --------    -----------    --------   ----------  ---------
  Total..............................  $7,038,624   $5,009,960     $575,576    $12,624,160    $567,956   $13,192,116    100.00%
                                       =========   ============    ========    ===========    ========   ==========  =========

     Loans held for investment at September 30, 1999, mature in the years ended September 30 as follows:

                                           2000       2001-2004     THEREAFTER       TOTAL
                                       ------------  ------------  ------------  -------------
                                                           (IN THOUSANDS)
TYPE OF LOAN
Single family........................  $    244,860  $    602,910  $  5,622,866  $   6,470,636
Commercial...........................     3,178,848     1,121,488     1,068,229      5,368,565
Consumer.............................        55,479       170,891       439,372        665,742
                                       ------------  ------------  ------------  -------------
     Total...........................  $  3,479,187  $  1,895,289  $  7,130,467  $  12,504,943
                                       ============  ============  ============  =============
TYPE OF INTEREST
Adjustable...........................  $  3,352,201  $  1,187,326  $  3,886,881  $   8,426,408
Fixed................................       126,986       707,963     3,243,586      4,078,535
                                       ------------  ------------  ------------  -------------
     Total...........................  $  3,479,187  $  1,895,289  $  7,130,467  $  12,504,943
                                       ============  ============  ============  =============

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At September 30, 1999, the performing single family and multi-family loans were pledged, under a blanket lien, as collateral securing advances from the Federal Home Loan Bank ("FHLB").

     The activity in the allowance for credit losses was as follows:

                                         FOR THE YEAR ENDED SEPTEMBER 30,
                                       -------------------------------------
                                         1999        1998           1997
                                       ---------  ----------    ------------
                                                  (IN THOUSANDS)
Beginning balance....................  $  47,503  $   39,723      $ 40,204
     Provision.......................     38,368      20,123        18,107
     Acquisitions....................      2,594      --            --
     Charge-offs.....................     (6,733)    (13,044)      (19,049)
     Recoveries......................        973         701           461
                                       ---------  ----------    ------------
Ending balance.......................  $  82,705  $   47,503      $ 39,723
                                       =========  ==========    ============

     Nonaccrual loans, net of related premiums and discounts, totalled $89.6 million and $62.0 million at September 30, 1999 and 1998. If the nonaccrual loans as of September 30, 1999, had been performing in accordance with their original terms throughout fiscal 1999, interest income recognized would have been $9.2 million. The actual interest income recognized on these loans for fiscal 1999, was $4.3 million. No commitments exist to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 1999.

     The following table summarizes the recorded investments in impaired loans, related allowances and income recognition information as required by SFAS No. 114:

                                          AT OR FOR THE YEAR ENDED
                                                SEPTEMBER 30,
                                       -------------------------------
                                         1999       1998       1997
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Impaired loans with allowance........  $  44,406  $   3,053  $   3,168
Impaired loans with no allowance.....     --            590        608
                                       ---------  ---------  ---------
Total impaired loans.................  $  44,406  $   3,643  $   3,776
                                       =========  =========  =========
Average impaired loans...............  $  13,630  $   3,707  $   3,699
Allowance for impaired loans.........      6,626        507        557

     At September 30, 1999, impaired loans included a $41.5 million secured loan to a mortgage banking company. Subsequent to September 30, 1999, a principal payment of $34.5 million was received on this loan, resulting in an outstanding loan balance of $7 million. The borrower is currently in Chapter 7 bankruptcy proceedings. The Company believes it is adequately secured and reserved. The impaired loans outstanding at September 30, 1998, were paid in full during fiscal 1999. Interest income of $2.9 million, $320,000, and $324,000 was recognized on impaired loans during fiscal 1999, 1998, and 1997, of which $2.9 million, $317,000, and $280,000 was collected in cash.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  MORTGAGE SERVICING RIGHTS

     The activity in the Company's MSRs was as follows:

                                            FOR THE YEAR ENDED SEPTEMBER 30,
                                       -------------------------------------------
                                           1999           1998           1997
                                       -------------  -------------  -------------
                                                     (IN THOUSANDS)
Balance at beginning of period.......  $     410,868  $     272,214  $     123,392
     Additions.......................        201,442        199,513        173,618
     Amortization....................        (67,342)       (54,679)       (31,462)
     Sales...........................       --             --                  (52)
     Deferred hedging gains..........        (28,169)        (8,828)        (1,351)
     Cost of hedges..................         17,895          7,415          8,069
     Provision for impairment........       --               (4,767)      --
                                       -------------  -------------  -------------
Balance at end of period.............  $     534,694  $     410,868  $     272,214
                                       =============  =============  =============
Loan servicing portfolio.............  $  30,892,993  $  27,935,300  $  24,518,396
Loans serviced for others............     26,058,482     23,491,960     20,521,294
Advances from borrowers for taxes and
  insurance..........................        276,247        270,135        173,294
Principal and interest due
  investors..........................        115,225        207,626         73,784

     At September 30, 1999, $3.3 billion of servicing rights purchased had not yet been transferred to the Company. These servicing rights are currently being subserviced and are expected to be transferred to the Company during the first quarter of fiscal 2000.

8.  DEPOSITS

                                                        AT SEPTEMBER 30,
                                       ---------------------------------------------------
                                                 1999                       1998
                                       ------------------------   ------------------------
                                                      WEIGHTED-                  WEIGHTED-
                                                       AVERAGE                    AVERAGE
                                          AMOUNT        RATE         AMOUNT        RATE
                                       ------------   ---------   ------------   ---------
                                                     (DOLLARS IN THOUSANDS)
NON-INTEREST BEARING DEPOSITS........  $  1,072,936     --   %    $    981,764     --   %
                                       ------------   ---------   ------------   ---------
INTEREST-BEARING DEPOSITS
     Checking accounts...............       240,125      0.80          209,206      0.75
     Money market accounts...........     2,199,350      4.78        2,165,623      5.03
     Savings accounts................       135,538      1.69          124,792      2.07
     Certificates of deposit.........     3,860,553      5.24        3,412,842      5.57
                                       ------------   ---------   ------------   ---------
          Total interest-bearing
            deposits.................     6,435,566      4.84        5,912,463      5.13
                                       ------------   ---------   ------------   ---------
          Total deposits.............  $  7,508,502      4.15%    $  6,894,227      4.40%
                                       ============   =========   ============   =========

     Scheduled maturities of certificates of deposit ("CDs") outstanding at September 30, 1999, were as follows:

YEARS ENDING SEPTEMBER 30,
-------------------------------------
                                        (IN THOUSANDS)
                                        ---------------
     2000............................      $2,681,965
     2001............................        906,729
     2002............................        144,464
     2003............................         52,972
     2004 and thereafter.............         74,423
                                        ---------------
                                           $3,860,553
                                        ===============

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Scheduled maturities of CDs $100,000 or more outstanding at September 30, 1999, were as follows:

                                        NUMBER OF    DEPOSIT
                                        ACCOUNTS      AMOUNT
                                        ---------    --------
                                        (DOLLARS IN THOUSANDS)
Three months or less.................     1,103      $123,130
Over three to six months.............       855        95,320
Over six to twelve months............     2,320       256,779
Over twelve months...................     2,185       234,311
                                        ---------    --------
          Total......................     6,463      $709,540
                                        =========    ========

9.  FEDERAL HOME LOAN BANK ADVANCES

                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------------
                                           1999          1998          1997
                                       ------------  ------------  ------------
                                                (DOLLARS IN THOUSANDS)
Balance outstanding at period-end....  $  6,443,470  $  4,783,498  $  3,992,581
Average interest rate at
  period-end.........................          5.36%         5.54%         5.69%
Maximum outstanding at any
  month-end..........................  $  6,468,830  $  4,783,498  $  3,992,581
Daily average balance................     5,820,296     4,090,581     3,705,326
Average interest rate for the
  period.............................          5.21%         5.78%         5.74%

     Scheduled maturities for FHLB advances outstanding at September 30, 1999, were as follows:

                                                      WEIGHTED-
                                                       AVERAGE
                                          AMOUNT        RATE
                                       ------------   ---------
                                        (DOLLARS IN THOUSANDS)
2000.................................  $  4,479,393      5.40%
2001.................................     1,427,900      5.25
2002.................................       470,500      5.31
2003.................................       --          --
2004 and thereafter..................        65,677      5.31
                                       ------------   ---------
          Total......................  $  6,443,470      5.36%
                                       ============   =========

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

                                          FOR THE YEAR ENDED SEPTEMBER 30,
                                       --------------------------------------
                                          1999         1998          1997
                                       ----------  ------------  ------------
                                               (DOLLARS IN THOUSANDS)
REVERSE REPURCHASE AGREEMENTS
     Balance outstanding at
       period-end....................  $  291,900  $    599,043  $  1,312,301
     Average interest rate at
       period-end....................        5.50%         5.62%         5.70%
     Maximum outstanding at any
       month-end.....................  $  578,406  $  1,225,624  $  1,312,301
     Daily average balance...........     416,333       890,998     1,005,042
     Average interest rate for the
       period........................        5.05%         5.78%         5.72%
FEDERAL FUNDS PURCHASED
     Balance outstanding at
       period-end....................  $  225,000  $    225,000  $    --
     Average interest rate at
       period-end....................        5.51%         5.44%      --     %
     Maximum outstanding at any
       month-end.....................  $  320,000  $    225,000  $      1,770
     Daily average balance...........     228,578        84,781         1,182
     Average interest rate for the
       period........................        5.27%         5.66%         5.67%

     Reverse repurchase agreements and federal funds purchased outstanding at September 30, 1999, matured during October 1999 and December 1999, respectively. The counterparties to all reverse repurchase agreements at September 30, 1999, have agreed to resell the same securities upon maturity of such agreements. The securities securing the reverse repurchase agreements have been delivered to the counterparty or its agent. At September 30, 1999, $128 million and $122 million of reverse repurchase agreements were held by Goldman, Sachs, & Co. and Morgan Stanley & Co. Incorporated as counterparties.

11.  NOTES PAYABLE

     In January 1999, the Bank filed a registration statement with the Office of Thrift Supervision ("OTS") to establish a $500 million medium-term note program. The program provides for the issuance of notes on a continuous basis by the Bank. In March 1999, the Bank issued $150 million, par value, of subordinated medium-term notes due in full in March 2009, with a stated rate of 8% and an effective rate of 8.1%. Net proceeds from the issuance of these notes were used for general business purposes. At September 30, 1999, the outstanding balance of the medium-term notes, net of related discounts, was $149.0 million. The medium-term notes are unsecured general obligations of the Bank. In a liquidation, holders of the medium-term notes could receive, if anything, significantly less than holders of deposit liabilities of the Bank.

     In May 1997, the Company issued $220 million of fixed-rate subordinated notes due in full in May 2007, with a stated rate of 8.875% and an effective rate of 8.896%. At September 30, 1999, the outstanding balance of the subordinated notes, net of related discounts, was $219.7 million. Net proceeds from the issuance of the subordinated notes were used to repurchase and retire $114.5 million of the Company's 8.05% senior notes due May 15, 1998, pay the related costs and expenses, and provide additional capital to the Bank. The costs associated with retiring the senior notes are shown as an extraordinary loss of $3.6 million, or $2.3 million after tax, in fiscal 1997. The subordinated notes are subordinate to all liabilities of the Company's subsidiaries, including preferred stock and deposit liabilities. The remaining $500,000 of senior notes matured and were repaid in May 1998.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  FINANCIAL INSTRUMENTS

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. The fair value estimates presented are based on relevant information available to management as of September 30, 1999 and 1998. Management is not aware of any factors that would significantly affect these estimated fair value amounts. Since the reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented do not represent management's estimate of the underlying value of the Company. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

     SHORT-TERM INTEREST-EARNING ASSETS. The carrying amount approximates fair value due to the short-term nature of such assets.

     SECURITIES, OTHER INVESTMENTS, AND MORTGAGE-BACKED SECURITIES. The fair values of securities, other investments, and MBS are estimated based on published bid prices or bid quotations received from securities dealers.

     LOANS. Fair values are estimated for portfolios of loans with similar characteristics and include the value of related servicing rights, if appropriate. Loans are segregated by type, by rate, and by performing and nonperforming categories. The fair values of loans held for sale are based on quoted market prices. The fair values of loans held for investment are based on contractual cash flows discounted at secondary market rates, adjusted for prepayments. No prepayments were assumed for commercial loans due to prepayment penalties associated with these loans. For adjustable-rate commercial and consumer loans held for investment that reprice frequently, fair values are based on carrying values. The fair value of nonperforming loans is estimated using the Book Value, which is net of any related allowance for credit losses.

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

     FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK. The fair values of financial instruments with off-balance-sheet risk are based on current market prices. Negative fair values of these instruments represent the net unrealized loss on these instruments at period end.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                            SFAS NO. 107 FAIR VALUES

                                                          AT SEPTEMBER 30,
                                       -------------------------------------------------------
                                                  1999                         1998
                                       ---------------------------   -------------------------
                                         CARRYING       SFAS NO.       CARRYING      SFAS NO.
                                           VALUE        107 VALUE        VALUE       107 VALUE
                                       -------------   -----------   -------------   ---------
                                                           (IN THOUSANDS)
FINANCIAL ASSETS
     Short-term interest-earning
       assets........................  $     573,586   $   573,586   $     731,870   $ 731,870
     Securities and other
       investments...................        143,538       143,168         104,522     104,744
     Mortgage-backed securities......      1,004,002       997,475         938,528     933,287
     Loans...........................     13,116,202    13,160,017      10,867,897   11,061,714
     FHLB stock......................        328,886       328,886         243,191     243,191
     Other assets....................        235,765       235,765         224,980     224,980
NON-FINANCIAL ASSETS
     Mortgage servicing rights.......        534,694       592,923         410,868     367,487
     Other...........................        308,006       N/A             259,199         N/A
                                                       ===========                   =========
                                       -------------                 -------------
          Total assets...............  $  16,244,679                 $  13,781,055
                                       =============                 =============
FINANCIAL LIABILITIES
     Deposits........................  $   7,508,502   $ 7,503,864   $   6,894,227   $6,919,776
     FHLB advances...................      6,443,470     6,429,694       4,783,498   4,790,212
     Reverse repurchase agreements
       and federal funds purchased...        516,900       516,973         824,043     824,211
     Notes payable...................        368,762       373,261         219,720     248,478
     Other liabilities...............        301,138       301,138         143,086     143,086
NON-FINANCIAL LIABILITIES AND
     STOCKHOLDERS' EQUITY............      1,105,907           N/A         916,481         N/A
                                                       ===========                   =========
                                       -------------                 -------------
          Total liabilities and
            stockholders' equity.....  $  16,244,679                 $  13,781,055
                                       =============                 =============
OTHER FINANCIAL INSTRUMENTS FAIR
  VALUES
       Interest rate swaps...........                  $     4,189                   $  (5,998)
       Interest rate caps............                      --                                1
       Interest rate floors..........                        6,154                      54,287
       Interest rate locks...........                      --                           (2,126)
       Financial options.............                           75                      --
       Forward delivery contracts....                       (1,624)                     (2,133)
       Commitments to extend
          credit.....................                        1,097                       7,787

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company manages its exposure to changes in interest rates by entering into certain financial instruments with on- and off-balance-sheet risk in the ordinary course of business. A hedge is an attempt to reduce risk by creating a relationship whereby any gains or losses on the hedged asset or liability are expected to be offset by gains or losses on the hedging financial instrument. Thus, market risk resulting from a particular off-balance-sheet instrument is normally offset by other on- or off-balance-sheet transactions thereby reducing volatility in net income due to changes in market conditions.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company is exposed to a limited amount of credit related losses in the event of non-performance of the counterparties to the agreements. The Company seeks to manage credit risk by limiting the total amount of arrangements outstanding, both by counterparty and in the aggregate, by monitoring the size and maturity structure of the financial instruments, by assessing the creditworthiness of the counterparty, and by applying uniform credit standards for all activities with credit risk.

     Notional principal amounts indicated in the following table do not represent the Company's exposure to credit loss. Notional amounts represent the extent of the Company's involvement in particular classes of financial instruments and generally exceed the expected future cash requirements relating to the instruments. Financial instruments with off-balance-sheet risk outstanding at September 30, 1999, were scheduled to mature as follows:

                                            MATURING IN THE YEAR ENDING SEPTEMBER 30,             AT SEPTEMBER 30,
                                       ----------------------------------------------------  --------------------------
                                           2000         2001         2002       THEREAFTER       1999          1998
                                       ------------  ----------  ------------  ------------  ------------  ------------
                                                                        (IN THOUSANDS)
Interest rate swaps..................  $    440,500  $  186,000  $    --       $     35,500  $    662,000  $    477,000
Interest rate caps...................       243,000      --           --            --            243,000       301,000
Interest rate floors.................       230,000     214,706       898,960     1,818,370     3,162,036     3,299,000
Interest rate locks..................       --           --           --            --            --             24,450
Financial options....................        20,000      --           --            --             20,000       --
Forward delivery contracts...........       361,243      --           --            --            361,243       611,412
Commitments to extend credit.........     1,511,995     456,459       341,627       540,880     2,850,961     2,401,222
Commitments to purchase loans........        59,605      --           --            --             59,605        16,004
                                       ------------  ----------  ------------  ------------  ------------  ------------
          Total......................  $  2,866,343  $  857,165  $  1,240,587  $  2,394,750  $  7,358,845  $  7,130,088
                                       ============  ==========  ============  ============  ============  ============

     INTEREST RATE SWAPS. The Company entered into interest rate swaps in an effort to match the repricing of its liabilities with its assets. During fiscal 1999, $351 million of swaps were entered into and $166 million matured.

                                                    AVERAGE    AVERAGE
                                        NOTIONAL     FIXED    FLOATING                      HEDGED
                                         AMOUNT      RATE      RATE(1)                       ITEM
                                       ----------   -------   ---------    ----------------------------------------
                                                                  (DOLLARS IN THOUSANDS)
AT SEPTEMBER 30, 1999
Receive Floating/Pay Fixed...........  $  476,000     5.43%      5.35%     FHLB advances
                                          186,000     4.61       5.38      Reverse repurchase agreements
AT SEPTEMBER 30, 1998
Receive Floating/Pay Fixed...........  $  477,000     5.98%      5.63%     FHLB advances

(1) Based on one or three month London InterBank Offered Rate ("LIBOR").

     INTEREST RATE CAPS AND FLOORS. Amortizing interest rate caps and floors, together known as a "collar", were entered into in an effort to hedge certain adjustable-rate single family loans that are subject to certain limitations related to the amount that their interest rate can change at each reset date.

                                                                                AVERAGE
                                                   NOTIONAL       INDEX        CONTRACTED
                                                    AMOUNT       RATE(1)          RATE
                                                   --------      -------       ----------
                                                           (DOLLARS IN THOUSANDS)
AT SEPTEMBER 30, 1999................  floor       $243,000        5.60%          7.86%
                                       cap          243,000        5.60           8.57

AT SEPTEMBER 30, 1998................  floor        301,000        5.75           7.86
                                       cap          301,000        5.75           8.57

(1) Based on six month LIBOR.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     INTEREST RATE FLOORS. Floor contracts were entered into in an effort to hedge MSRs against declines in value, which are a result of increased prepayments due to changes in market interest rates. Certain floors outstanding at September 30, 1998, were entered into to hedge fixed-rate commercial loans available for sale against declines in value due to changes in market interest rates.

                                                      AVERAGE        AVERAGE
                                        NOTIONAL       INDEX          FLOOR
                                         AMOUNT       RATE(1)         RATE             HEDGED ITEM
                                        ---------    ---------       -------       -------------------
                                                            (DOLLARS IN THOUSANDS)
AT SEPTEMBER 30, 1999................   $3,162,036      6.51%          5.39%              MSRs
AT SEPTEMBER 30, 1998................   $3,189,000      4.82%          5.50%              MSRs
                                          110,000       5.03           4.75         Commercial loans
                                                                                      held for sale

(1) Based on five or ten year Constant Maturity Treasury index.

     Costs to enter floor agreements, gains on sales of floor agreements, and interest received on floor agreements are included as components of the assets being hedged and are amortized into income over the lives of the floor agreements. During fiscal 1999, the Company reset a portion of its hedge position by selling $2.3 billion of its interest rate floor agreements and then purchasing new agreements with different terms and maturities. The sale resulted in a deferred gain of $24.2 million. During fiscal 1998, $1.8 billion of floors were purchased and $858 million were sold for a deferred gain of $3.2 million. Maturities totalled $270 million and $250 million during fiscal 1999 and 1998. Interest received on interest rate floor agreements was $4.0 million and $5.5 million during fiscal 1999 and 1998. The unamortized deferred gain, including interest received, was $45.4 million at September 30, 1999, and $17.2 million at September 30, 1998. The unamortized costs to enter the floor agreements were $21.1 million and $10.7 million at September 30, 1999 and 1998.

     During fiscal 1999, commercial loans available for sale were sold and the related floors were transferred to hedge the MSRs.

     INTEREST RATE LOCKS. During fiscal 1998, $35.2 million of interest rate lock contracts were entered into in an effort to manage the risk that a change in interest rates would decrease the value of certain commercial loans available for sale prior to their sale. During fiscal 1998, $10.7 million of rate locks were closed as the loans being hedged were transferred to the held to maturity portfolio, and the resulting loss of $653,000 was included in the commercial loan basis. During fiscal 1999, the remaining interest rate lock contracts were closed out as the loans being hedged were sold. The loss on the sale of the loans totalling $876,000 was offset by the $682,000 income on the hedge.

     FINANCIAL OPTIONS. During fiscal 1999, Treasury put options with notional principal amounts totalling $340 million were entered into in an effort to manage the risk that a change in interest rates would decrease the value of single family loans held for sale or commitments to originate mortgage loans. During fiscal 1999, $320 million of these options were closed when the loans being hedged were sold. A loss of $171,000 on the options offset gains on sales of single family loans in current operations. A $220,000 premium related to the $20 million of open option contracts is included in other assets in the Statements of Financial Condition at September 30, 1999, and will be recognized in operations upon the sale of the loans being hedged. There were no financial options outstanding at September 30, 1998.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     FORWARD DELIVERY CONTRACTS. Forward delivery contracts were entered into to sell single family loans and to manage the risk that a change in interest rates would decrease the value of single family loans or commitments to originate mortgage loans ("mortgage pipeline").

                                           AT SEPTEMBER 30,
                                       ------------------------
                                          1999         1998
                                       ----------  ------------
                                            (IN THOUSANDS)
FIXED-RATE FORWARD DELIVERY
  CONTRACTS..........................  $  361,243  $    611,412
                                       ==========  ============
LOANS AVAILABLE TO FILL COMMITMENTS
Single family........................  $  574,675  $  2,024,535
Mortgage pipeline (estimated)........     166,599       477,106
                                       ----------  ------------
          Total......................  $  741,274  $  2,501,641
                                       ==========  ============

     Net gains related to forward delivery contracts totalling $8.3 million during fiscal 1999 and a net loss of $2.3 million during fiscal 1998 were included in gains on sales of single family loans.

     SHORT SALES. During fiscal 1998, the Company sold $139.6 million of Federal National Mortgage Association notes short in an effort to manage the risk that a change in market interest rates would decrease the value of certain single family loans prior to their sale. These loans were later sold for a gain of $1.4 million, which was recognized in current operations. Upon sale of the loans, the short positions were closed out at a loss of $701,000, which was recorded as a realized loss on trading account assets. No short sales were entered into during fiscal 1999.

     COMMITMENTS TO EXTEND CREDIT. The Company's exposure to credit loss for commitments to extend credit is represented by the contractual amount of these agreements. The Company uses the same credit policies in making funding commitments as it does for on-balance-sheet instruments. These commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee to the Company. Because commitments may expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements. Commitments to extend credit outstanding at September 30, 1999 and 1998 were $2.9 billion and $2.4 billion. Included in these commitments are $1.5 billion and $908.2 million representing the undisbursed portion of loans in process and letters of credit totalling $68.4 million and $55.3 million as of September 30, 1999 and 1998.

     COMMITMENTS TO PURCHASE LOANS. The Company's outstanding commitments to purchase loans at September 30, 1999 and 1998, were $59.6 million and $16.0 million.

     RECOURSE OBLIGATIONS. Over time, the Company sells loans for which certain recourse obligations apply. At September 30, 1999 and 1998, the amount subject to these recourse provisions totalled $64.2 million and $66.6 million. Management believes that it has adequately provided reserves for its recourse obligations related to these loan sales.

13.  EMPLOYEE BENEFITS

SAVINGS PLANS

     The Company has an employee tax-deferred savings plan available to all eligible employees, which qualifies as a 401(k) plan. The Company contributes fifty cents for every dollar contributed up to 2% of the participant's earnings and dollar for dollar for contributions between 2% and 4% of the participant's earnings. Effective January 1, 2000, the Company will match contributions 100% up to 4% of the participant's earnings. The maximum employee contribution percentage is 15% of an employee's earnings, subject to Internal Revenue Service maximum contributions limitations. The Company's contributions to the plan were approximately $1.3 million, $1.1 million, and $1.1 million for fiscal 1999, 1998, and 1997.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Midland American Bank and Texas Central, which the Company acquired during fiscal 1999, both had tax-deferred employee savings plans that qualified as 401(k) plans. These plans will be terminated by the Company.

1999 STOCK INCENTIVE PLAN

     During fiscal 1999, the Company established the 1999 Stock Incentive Plan. The Company granted 818,750 options to purchase shares of its common stock under this plan. Compensation expense was not recognized for the stock options because the options had an exercise price equal to the fair value of the Company's common stock at the date of grant. At September 30, 1999, there were 814,750 options outstanding and 19,000 shares were available for future grant under this plan. These options vest over four years and expire if not exercised within ten years from the date of grant.

     In April 1999, the Company issued 140,750 shares of restricted stock from the 1996 and 1999 Stock Incentive Plans. These shares will fully vest by April 2003 (20% vests April 2001, 30% vests April 2002 and 50% vests April 2003). The market value of the restricted stock at the time of grant, which totalled $5.6 million, was recorded as unearned stock compensation and is shown as a separate component of stockholders' equity. The unearned stock compensation is being amortized to compensation expense over the vesting period. Compensation expense totalling $865,000 was recorded in fiscal 1999 for this restricted stock.

1996 STOCK INCENTIVE PLAN

     In fiscal 1999 and 1998, the Company granted 245,900 and 539,700 options to purchase shares of its common stock to certain employees of the Bank under the 1996 Stock Incentive Plan. Compensation expense was not recognized for the stock options because the options had an exercise price equal to the fair value of the Company's common stock at the date of grant. At September 30, 1999, there were 1,197,800 options outstanding and 326,200 shares were available for future grant under this plan. These options vest over three to five years and will expire if not exercised within five to ten years of the date of grant.

     In fiscal 1998, the Company's Board of Directors granted performance units to executive officers and other key officers and employees under the 1996 Stock Incentive Plan. These units, which equate to shares of the Company's common stock on a one-for-one basis, will be earned based on the achievement of certain corporate performance goals over a performance period beginning October 1, 1997, and ending September 30, 2000. Upon completion of the performance period, the Company's Compensation Committee will determine the number of units that have been earned based on the Company's performance. Cash will be distributed to the participants equal to the number of performance units multiplied by the fair value of the Company's common stock as of September 30, 2000. The maximum number of performance units that can be earned is 201,000 in the aggregate. Compensation expense totalling $1.9 million and $731,000 was recorded in fiscal 1999 and 1998 for these units.

MANAGEMENT COMPENSATION PROGRAM

     In connection with the Company's initial public offering in August 1996, the Bank's and the Company's Boards of Directors approved a management compensation program for the Bank's executive officers, other key officers and employees, and certain directors. The program provided for the issuance of 1,154,520 options to purchase shares of Company common stock. These options became fully vested and exercisable during fiscal 1999. The options will expire if not exercised within ten years of the date of the grant. No further grants or compensation awards may be made or awarded under this program. At September 30, 1999, there were 1,117,520 options outstanding under this plan.

DIRECTOR STOCK COMPENSATION PLAN

     The Company has a director stock compensation plan for each member of the Company's Board who is not an employee. Each eligible director is granted stock options to purchase 1,000 shares of the Company's common stock when first elected to the Company's Board of Directors and following each annual stockholders' meeting thereafter. The exercise price of the options is 115% of the fair value of the Company's common stock at the date

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of grant. The Company granted 10,000 options each year under the director stock plan during fiscal 1999, 1998, and 1997. These options vest and become exercisable if and when the fair value of the Company's common stock equals or exceeds the exercise price of the option on any day during the 30-day period commencing on the first anniversary of the date of the grant. If these stock options do not vest during the this 30-day period, they will be cancelled. The options issued to directors in fiscal 1997 became fully vested and exercisable during 1998. The options issued to directors in fiscal 1998 did not vest and were cancelled. Vested options will expire if not exercised within ten years of the date of grant. At September 30, 1999, there were 30,000 options outstanding and 220,000 shares were available for future grant under this plan.

SUMMARY OF STOCK-BASED COMPENSATION

     Stock option activity was as follows:

                                                                  FOR THE YEAR ENDED SEPTEMBER 30,
                                          ---------------------------------------------------------------------------------
                                                    1999                        1998                        1997
                                          -------------------------   -------------------------   -------------------------
                                           NUMBER      WEIGHTED-       NUMBER      WEIGHTED-       NUMBER      WEIGHTED-
                                             OF         AVERAGE          OF         AVERAGE          OF         AVERAGE
                                           OPTIONS   EXERCISE PRICE    OPTIONS   EXERCISE PRICE    OPTIONS   EXERCISE PRICE
                                          ---------  --------------   ---------  --------------   ---------  --------------
Outstanding at beginning of year........  2,161,720      $29.41       1,653,020      $24.49       1,164,520      $20.15
    Granted.............................  1,074,650       38.98         549,700       44.67         500,250       34.72
    Exercised...........................    (37,000)      20.13          (1,500)      38.06          --          --
    Forfeited...........................    (39,300)      45.53         (39,500)      35.28         (11,750)      30.92
                                          ---------  --------------   ---------  --------------   ---------  --------------
Outstanding at end of year..............  3,160,070      $32.57       2,161,720      $29.41       1,653,020      $24.49
                                          =========  ==============   =========  ==============   =========  ==============
Exercisable at end of year..............  1,268,720      $22.11          32,500      $32.16          10,500      $24.26
                                          =========  ==============   =========  ==============   =========  ==============

     Stock options outstanding and exercisable, by range of exercise price, were as follows:

                                                                                              OPTIONS EXERCISABLE AT
                                             OPTIONS OUTSTANDING AT SEPTEMBER 30, 1999          SEPTEMBER 30, 1999
                                          -----------------------------------------------   --------------------------
                                            NUMBER      WEIGHTED-       WEIGHTED-AVERAGE     NUMBER       WEIGHTED-
                RANGE OF                      OF         AVERAGE           REMAINING           OF          AVERAGE
            EXERCISE PRICES                OPTIONS    EXERCISE PRICE    CONTRACTUAL LIFE    OPTIONS    EXERCISE PRICE
            ---------------               ----------  --------------   ------------------   --------   ---------------
$20.00-$25.00...........................   1,126,520      $20.15              6.85 year     1,126,520      $ 20.15
$25.01-$30.00...........................     128,500       26.85              7.18             3,500         27.02
$35.01-$40.00...........................   1,372,350       38.67              7.87           138,700         37.94
$40.01-$45.00...........................     508,450       44.33              3.86             --          --
$45.01-$50.00...........................      24,250       48.73              5.97             --          --
                                          ----------  --------------         -----          --------   ---------------
                                           3,160,070      $32.57              6.82          1,268,720      $ 22.11
                                          ==========  ==============         =====          ========   ===============

     The Company accounts for its stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, no compensation expense is recognized for stock options when the exercise price equals fair value at the date of grant. If compensation expense had been recorded in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been $102.4 million, $112.9 million, and $74.4 million and diluted EPS would have been $3.11, $3.42, and $2.29 for fiscal 1999, 1998, and 1997.

     The weighted-average grant date fair value of stock options granted during fiscal 1999, 1998, and 1997, was $19.16, $14.86, and $11.31. The fair value of each stock option was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1999, 1998, and 1997: estimated volatility of 42.37%, 35.80%, and 27.78%; risk-free interest rate of 5.11%, 5.50%, and 6.75%; dividend yield of 1.60%, 1.40%, and 1.68%; and an expected life of 9.97 years for the options issued in fiscal 1999,
5.1 years for the options issued in fiscal 1998, and 6.6 years for the options issued in fiscal 1997.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The option information included in this footnote has not been restated to reflect stock option activity of Texas Central. Options exercised by Texas Central employees totalled 96,164, 31,858, and 8,835 during fiscal 1999, 1998, and 1997. All of Texas Central's stock options were exercised prior to the Company's August 1999 acquisition of Texas Central.

14.  RELATED PARTIES

     In August 1999, the Parent Company entered into five loan participation agreements with the Bank totalling $60 million with an average initial interest rate of 8.12%. These participation agreements provide the Parent Company with a direct ownership interest in five revolving single family construction loans made by the Bank to various borrowers in August 1998. The participation agreements remain in effect until such time as the revolving single family construction loans are paid in full by the borrowers or the termination of the loan participation agreements. The Bank has the option to terminate the loan participation agreements beginning six months from the consummation date of the participation agreements.

     In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates amounting to $4.0 million at September 30, 1999 and $3.5 million at September 30, 1998. Such loans were at market rates and on market terms and conditions.

15.  INCOME TAXES

                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------
                                          1999       1998        1997
                                       ----------  ---------  -----------
                                                 (IN THOUSANDS)
CURRENT TAX EXPENSE
     Federal and state...............  $   22,158  $   7,230  $     6,355
     Payments due in lieu of taxes...      16,309      6,483       12,344
DEFERRED TAX EXPENSE (BENEFIT)
     Federal and state...............      28,692     39,649       42,287
     Change in valuation
       allowance -- utilization and
       reduction of NOLs.............      --        (27,500)     --
     Change in value of net operating
       losses........................     (13,500)    --          --
                                       ----------  ---------  -----------
          Total income tax expense
            before extraordinary
            loss.....................  $   53,659  $  25,862  $    60,986
                                       ==========  =========  ===========

     The Company's issuance of its Corporate Premium Income Equity Securities ("Corporate PIES") and cumulative redeemable preferred stock ("Redeemable Preferred Stock Series A") in August 1999 caused an Ownership Change under Internal Revenue Code 382 (see Note 16). This Ownership Change will defer the utilization of the Company's net operating losses ("NOLs"), with the result that the Company will no longer be required to share certain of the tax benefits associated with these losses with a third party pursuant to a contractual agreement entered into in connection with the acquisition of the Bank. This deferral resulted in the recognition of $13.5 million tax benefit during fiscal 1999.

     During fiscal 1998, the Company successfully resolved an outstanding tax benefit lawsuit with the Federal Deposit Insurance Corporation ("FDIC"), as manager of the Federal Savings and Loan Insurance Corporation ("FSLIC") Resolution Fund, which resulted in a positive income tax adjustment of approximately $6.0 million.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) Additionally, the Company recognized a positive income tax adjustment of $27.5 million resulting from the anticipated use of additional NOLs against future taxable income.

     Tax NOLs outstanding at September 30, 1999, were as follows:

                                                       ALTERNATIVE    EXPIRATION
           YEAR GENERATED               REGULAR TAX    MINIMUM TAX       DATE
-------------------------------------   -----------    -----------    ----------
                                                     (IN MILLIONS)
September 30, 1990...................      $ 175          $--            2005
September 30, 1991...................        119          --             2006
September 30, 1992...................         33          --             2007
September 30, 1994...................          7          --             2009

     The Parent Company and its subsidiaries are subject to regular income tax and alternative minimum tax ("AMT"). For fiscal 1999, 1998, and 1997, the current federal tax expense was the result of AMT.

     Income tax and related payments differ from the amount computed by applying the federal income tax statutory rate on income as follows:

                                       FOR THE YEAR ENDED SEPTEMBER 30,
                                       ---------------------------------
                                          1999        1998       1997
                                       ----------  ----------  ---------
                                                (IN THOUSANDS)
TAXES, CALCULATED BEFORE
  EXTRAORDINARY LOSS.................  $   63,549  $   55,932  $  55,677
INCREASE (DECREASE) FROM
     Reduction in valuation allowance
       for the utilization and
       reduction of NOLs.............      --         (27,500)    --
     Change in value of net operating
       losses........................     (13,500)     --         --
     State income tax -- current.....       4,063       3,949      3,791
     Tax benefit lawsuit
       resolution....................      --          (6,020)    --
     Other...........................        (453)       (499)     1,518
                                       ----------  ----------  ---------
          Income tax expense.........  $   53,659  $   25,862  $  60,986
                                       ==========  ==========  =========

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The deferred tax assets and liabilities outstanding at September 30, 1999 and 1998, were as follows:

                                          AT SEPTEMBER 30,
                                       ----------------------
                                          1999        1998
                                       ----------  ----------
                                           (IN THOUSANDS)
DEFERRED TAX ASSETS
     Net operating losses............  $   89,203  $  122,453
     Tax mark to market..............      15,435      12,658
     AMT credit......................      15,915      10,033
     Bad debt........................      13,906      --
     Purchase accounting.............       2,778       3,393
     Net unrealized losses on
      securities available for
      sale...........................      12,017         872
     Depreciation -- premises and
      equipment......................       5,214       3,327
     Real estate mortgage investment
      conduits.......................       4,006       2,696
     Hedges..........................      15,862       5,546
     Other...........................      13,357      15,475
                                       ----------  ----------
          Total deferred tax
            assets...................     187,693     176,453
                                       ----------  ----------
DEFERRED TAX LIABILITIES
     Originated mortgage servicing
      rights.........................      42,556      31,121
     FHLB stock......................      24,349      19,935
     Bad debt reserve................      --           3,694
     Other...........................      10,276       8,122
                                       ----------  ----------
          Total deferred tax
            liabilities..............      77,181      62,872
                                       ----------  ----------
     Net deferred tax asset before
      valuation allowance............     110,512     113,581
     Valuation allowance.............      --          --
                                       ----------  ----------
          Net deferred tax assets....  $  110,512  $  113,581
                                       ==========  ==========

     As of September 30, 1999, future taxable income of $473 million would fully utilize the net deferred tax assets.

     The Bank is permitted to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. In prior years, this addition differs from the provision for credit losses for financial reporting purposes. Due to legislation enacted in fiscal 1996, the Bank's post-1987 tax bad debt reserve is being recaptured over a six-taxable-year period. At September 30, 1999, the Bank had approximately $45 million of post-1987 tax bad debt reserves remaining. There will be no financial statement impact from this recapture because a deferred tax liability has already been provided on the Bank's post-1987 tax bad debt reserves. The current tax liability resulting from recapture of these reserves will be reduced by NOLs available to offset this income.

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

     Concurrent with the Bank's incorporation in December 1988, the Parent Company, the Bank, and certain related entities entered into an agreement with the FSLIC providing financial assistance to the Bank, among other

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) things. In December 1993, this agreement was terminated. As part of the termination, the Bank agreed to pay the FSLIC Resolution Fund one-third of certain tax benefits that are utilized by the Bank through September 30, 2003. Amounts reflected as payments due in lieu of taxes are based on estimated tax benefits utilized by the Bank and may vary from amounts paid due to the actual utilization of tax benefits reported in the federal income tax return.

16.  MINORITY INTEREST AND REDEEMABLE PREFERRED STOCK

MINORITY INTEREST

     The Bank is authorized to issue a total of 10,000,000 shares of preferred stock. At September 30, 1999 the Bank had 4,000,000 shares, $25 liquidation preference per share, of 9.60% noncumulative preferred stock (par value $0.01) (the "Bank Preferred Stock Series B") outstanding ($100 million in aggregate) and 3,420,000 shares, $25 liquidation preference per share, of 10.12% noncumulative preferred stock (par value $0.01) (the "Bank Preferred Stock Series A") outstanding ($85.5 million in aggregate). These shares are not owned by the Parent Company.

     The shares of Bank Preferred Stock Series A and Series B are redeemable at the option of the Bank, in whole or in part, at any time on or after December 31, 1997 or September 30, 2000, at the redemption prices set forth in the table below:

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

REDEEMABLE PREFERRED STOCK

     In August 1999, the Company issued 2,000,000 shares of 8% Corporate PIES for a price of $50 per Corporate PIES or $100 million in aggregate. Each of the Corporate PIES consists of (a) a purchase contract for shares of Company common stock and (b) a share of Company redeemable preferred stock ("Redeemable Preferred Stock Series B").

     The purchase contract obligates the holder of the Corporate PIES to purchase shares of Company common stock in August 2002. Upon purchase of the common stock, the holder of the Corporate PIES must remit $50 per Corporate PIES owned in exchange for shares of the Company's common stock. The number of shares of common stock ultimately issued to the holder will depend on the average closing price of the common stock over a 20-day trading period preceding the time of purchase. The maximum number of shares to be issued under the purchase contract is 2,671,120 and the minimum number is 2,225,940. The Company will remit quarterly contract payments under the purchase contract equal to 0.75% per annum of the $50 stated amount of the purchase contract.

     The cumulative Redeemable Preferred Stock Series B, which has a liquidation preference of $50 per share and certain voting rights, may be redeemed at the option of the Company on or after October 16, 2002 at 100% of its liquidation preference and is subject to mandatory redemption in full in August 2004. The Redeemable Preferred Stock Series B will be pledged to the Company to secure the holders' obligation to purchase the common stock under the purchase contract. The Company will make quarterly dividend payments equal to 7.25% per annum of the $50 liquidation preference.

     Proceeds from the Corporate PIES offering were contributed to the Bank for general business purposes.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Also in August 1999, the Company issued 1,200,000 shares of 7.55% Redeemable Preferred Stock Series A for a price of $50 per share or $60 million in aggregate. Redeemable Preferred Stock Series A, which has a $50 per share liquidation preference, and certain voting rights, may be redeemed at the option of the Company on or after February 2000 at 100% of its liquidation preference and is subject to mandatory redemption in full in August 2004. The dividend rate will be increased to 8.55% in February 2000. Proceeds from this offering were used for general business purposes.

17.  STOCKHOLDERS' EQUITY

CAPITAL STOCK

     The authorized stock of the Company consists of the following (par value $0.01): Class A common stock (voting) -- 40,000,000 shares, Class B common stock (nonvoting) -- 40,000,000 shares, and preferred stock -- 10,000,000 shares. Class B common stock may be converted to Class A common stock subject to certain restrictions.

     In June 1999, the Company released certain transfer restrictions on 7,887,436 shares of its outstanding common stock. These restrictions, which would otherwise have expired in August 1999, were agreed to by shareholders who owned five percent or more of the Company's common stock at the time of its initial public offering. As a result of the lifting of these restrictions, the Company's Class B common stock was converted to Class A common stock. In July 1999, the restrictions on the remaining 318,342 shares of common stock that were restricted at the time of the initial public offering were also released.

     In June 1999, prior to the Texas Central acquisition, the Company increased the quarterly common stock dividend to $0.185 per share from $0.16 per share.

TREASURY STOCK

     In August 1998, the Company's Board of Directors authorized the repurchase of up to $50 million of the Company's common stock. The Company repurchased 34,200 shares under this program prior to its rescission in August 1999. In September 1999, the Company's Board of Directors authorized the repurchase of up to 36,000 shares of the Company's common stock. During fiscal 1999, the Company issued 7,000 shares from the treasury for the exercise of stock options. As of September 30, 1999, the Company had repurchased 1,700 shares under this new program and had a total of 28,900 shares in treasury.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

EARNINGS PER COMMON SHARE

                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------
                                          1999        1998        1997
                                       ----------  ----------  ----------
                                        (IN THOUSANDS, EXCEPT PER SHARE
                                                     DATA)
INCOME
Income before extraordinary loss.....  $  109,657  $  115,690  $   79,839
Less: redeemable preferred stock
  dividends..........................       1,702      --          --
                                       ----------  ----------  ----------
Income available to common
  stockholders before extraordinary
  loss...............................     107,955     115,690      79,839
Extraordinary loss...................      --          --           2,323
                                       ----------  ----------  ----------
Net income available to common
  stockholders.......................  $  107,955  $  115,690  $   77,516
                                       ==========  ==========  ==========
SHARES
Average common shares outstanding....      32,299      32,201      32,210
Potentially dilutive common shares
  from options.......................         642         775         326
                                       ----------  ----------  ----------
Average common shares and potentially
  dilutive common shares
  outstanding........................      32,941      32,976      32,536
                                       ==========  ==========  ==========
BASIC
Income before extraordinary loss.....  $     3.34  $     3.59  $     2.48
Extraordinary loss...................      --          --           (0.07)
                                       ----------  ----------  ----------
Net income...........................  $     3.34  $     3.59  $     2.41
                                       ==========  ==========  ==========
DILUTED
Income before extraordinary loss.....  $     3.28  $     3.51  $     2.45
Extraordinary loss...................      --          --           (0.07)
                                       ----------  ----------  ----------
Net income...........................  $     3.28  $     3.51  $     2.38
                                       ==========  ==========  ==========

     Options to purchase 961,722, 193,393, and 55,832 shares of common stock at weighted-average exercise prices of $41.97, $45.20, and $28.01 were excluded from the computation of diluted EPS for fiscal 1999, 1998, and 1997, because the options' exercise price was greater than the average market price of the common stock. The purchase contract portion of the Corporate PIES were not potentially dilutive and therefore were not included in the computation of diluted EPS for fiscal 1999.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

18.  REGULATORY MATTERS

     The Bank is subject to the regulatory capital requirements of the OTS. Any savings association that fails to meet these capital requirements is subject to enforcement actions by the OTS, which could have a material effect on its financial statements. To meet the capital adequacy requirements, the Bank must maintain minimum amounts and ratios of tangible capital, core capital, and total risk-based capital. As of September 30, 1999 and 1998, the Bank met all capital adequacy requirements.

     As of September 30, 1999 and 1998, the most recent notification from the OTS categorized the Bank as well-capitalized, the highest of five tiers under the prompt corrective action provisions. To be categorized as well-capitalized, the Bank must maintain minimum amounts and ratios of core capital, tier 1 risk-based capital, and total risk-based capital. There have been no conditions or events since September 30, 1999, that management believes would change the institution's category.

     The following tables show the Bank's compliance with the regulatory capital requirements:

                                                                            AT SEPTEMBER 30,
                                                    -----------------------------------------------------------------
                                                                              CAPITAL ADEQUACY     WELL-CAPITALIZED
                                                            ACTUAL              REQUIREMENTS         REQUIREMENTS
                                                    ----------------------    -----------------  --------------------
                                                      RATIO      AMOUNT       RATIO    AMOUNT      RATIO     AMOUNT
                                                    ---------  -----------    -----   ---------  ---------  ---------
                                                                         (DOLLARS IN THOUSANDS)
1999
Stockholders' equity of the Bank..................             $ 1,224,957
    Add:  Net unrealized losses...................                  20,058
    Less: Intangible assets of the Bank...........                 (78,712)
          Non-qualifying deferred tax assets......                 --
          Non-qualifying MSRs.....................                 (18,060)
                                                               -----------
TANGIBLE CAPITAL..................................       7.14%   1,148,243    1.50 %  $ 241,273     --         --
    Add:  Core deposit intangibles................                   2,536
                                                               -----------
CORE CAPITAL......................................       7.15%   1,150,779    3.00 %    482,622       5.00% $ 804,371
    Less: Low level recourse deduction............                  (7,752)
                                                               -----------
TIER 1 RISK-BASED CAPITAL.........................       9.73%   1,143,027     --        --           6.00%   704,707
    Add:  Allowance for loan and MBS credit
          losses..................................                  82,747
          Qualifying subordinated debt............                 149,019
                                                               -----------
TOTAL RISK-BASED CAPITAL..........................      11.71% $ 1,374,793    8.00 %    939,609      10.00% 1,174,512
                                                               ===========
1998
Stockholders' equity of the Bank..................             $ 1,066,223
    Add:  Net unrealized losses...................                   1,454
    Less: Intangible assets of the Bank...........                 (56,144)
          Non-qualifying deferred tax assets......                 (18,387)
          Non-qualifying MSRs.....................                 (76,594)
                                                               -----------
TANGIBLE CAPITAL..................................       6.74%     916,552    1.50 %  $ 204,008     --         --
    Add:  Core deposit intangibles................                   3,498
                                                               -----------
CORE CAPITAL......................................       6.76% $   920,050    3.00 %    408,121       5.00% $ 680,202
                                                               ===========
TIER 1 RISK-BASED CAPITAL.........................       9.97% $   920,050     --        --           6.00%   553,878
    Add:  Allowance for loan and MBS credit
          losses..................................                  47,552
                                                               -----------
TOTAL RISK-BASED CAPITAL..........................      10.48% $   967,602    8.00 %    738,503      10.00%   923,129
                                                               ===========

     OTS regulations generally allow dividends to be paid without prior OTS approval provided that the level of regulatory capital, following the payment of such dividends, meets the capital adequacy requirements. At

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

September 30, 1999, there was $226.6 million of capital available for the payment of dividends under these requirements.

     The Bank's net income and stockholders' equity figures, as presented in the Consolidated Statements of Financial Condition and Operations in the Bank's Annual Report on Form 10-K, agree with the information included in the Bank's Thrift Financial Report filed with the OTS as of September 30, 1999.

COURT OF CLAIMS LITIGATION

     Notwithstanding the above capital requirements, the Bank's capital requirements were established pursuant to the forbearance letter (a
"Forbearance Agreement") issued simultaneously with the original acquisition of the Bank by the Parent Company in 1988. The OTS took the position that the capital forbearances were no longer available because of the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989
("FIRREA"). On July 25, 1995 the Bank, the Parent Company, and Hyperion
Partners LP (collectively the "Plaintiffs") filed suit against the United
States of America in the United States Court of Federal Claims for alleged failures of the United States (1) to abide by a capital forbearance that would have allowed the Bank to operate for ten years under negotiated capital levels lower than the levels required by the then existing regulations or successor regulations, (2) to abide by its commitment to allow the Bank to count $110 million of subordinated debt as regulatory capital for all purposes and (3) to abide by an accounting forbearance that would have allowed the Bank to count as capital for regulatory purposes, and to amortize over a period of twenty-five years, the $30.7 million difference between certain FSLIC payment obligations to the Bank and the discounted present value of those future FSLIC payments.

     In March 1999, the United States Court of Federal Claims granted the Company's motion for summary judgment on the issue of liability and held that the United States was liable for claims in the case filed by the Plaintiffs. On August 5, 1999, the Court denied a motion for summary judgment filed by the United States of America on the issue of lost profits damages. The Company's case proceeded to trial on the amount of damages on September 13, 1999, and the taking of evidence by the Court was concluded on October 21, 1999. The parties will now submit post-trial briefs followed by oral argument. A decision by the Court is not expected until sometime in the first half of calendar year 2000. The Plaintiffs' seek and offered evidence in support of damages in excess of $560 million. The government argued that damages to Plaintiffs as a result of the breach, if any, approached zero. The Company is unable to predict the outcome of the Plaintiffs' suit against the United States and the amount of judgment for damages, if any, that may be awarded. No assurances can be given on the outcome of this case.

19.  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     The Bank is involved in legal proceedings occurring in the ordinary course of business that management believes, after consultation with legal counsel, are not, in the aggregate, material to the financial condition, results of operations, or liquidity of the Bank or the Company.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FACILITIES OPERATIONS

     The Company leases various branch offices, office facilities, and equipment under operating leases and contracts with a service bureau for data processing. Total rental and data processing expense for fiscal 1999, 1998, and 1997, after consideration of certain credits and rental income, was $20.9 million, $16.7 million, and $21.1 million. Future minimum commitments on data processing agreements and significant operating leases in effect at September 30, 1999, were as follows:

            YEARS ENDING
            SEPTEMBER 30,                   AMOUNT
   ----------------------------------   --------------
                                        (IN THOUSANDS)
   2000..............................      $ 20,815
   2001..............................        13,402
   2002..............................        12,710
   2003..............................        11,572
   2004..............................         8,187
   Thereafter........................        32,054

20.  SEGMENTS

     The Company's business segments include Commercial Banking, (which is comprised of Residential Construction Lending, Mortgage Banker Finance, Commercial Real Estate Lending, Multi-Family Lending, and Healthcare Lending), Community Banking, Mortgage Servicing, Mortgage Banking, and Investment Portfolio. Commercial Banking provides credit and a variety of cash management and other services primarily to mortgage bankers, builders, developers, and healthcare operators. Other products and industry specialties include SBA securitizations, and other commercial and industrial loan products. Community Banking activities include deposit gathering, consumer lending, small business banking, and investment product sales. Mortgage Servicing activities include collecting and applying payments from borrowers, remitting payments to investors, collecting funds for and paying mortgage-related expenses, and, in general, the overall administration of an investor's loan. Mortgage Banking originates wholesale single family mortgage loans for the Company's portfolio and for sale in the secondary market. Investment Portfolio invests in single family loans, short-term interest-earning assets, securities and other investments, and MBS. Summarized financial information by business segment for the periods indicated, was as follows:

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                             AT OR FOR THE YEAR ENDED
                                                   SEPTEMBER 30,
                                       -------------------------------------
                                                     GROSS
                                         INCOME     REVENUES      ASSETS
                                       ----------   --------   -------------
                                                  (IN THOUSANDS)
1999
Commercial Banking
     Residential Construction
       Lending.......................  $   24,181   $ 34,348   $   1,169,138
     Mortgage Banker Finance.........      22,300     30,047       1,088,144
     Commercial Real Estate
       Lending.......................      15,786     21,896         865,339
     Multi-Family Lending............      15,665     21,310       1,061,347
     Healthcare Lending..............       8,550     12,483         615,794
     Other...........................       6,016      9,953         477,894
                                       ----------   --------   -------------
          Total Commercial Banking...      92,498    130,037       5,277,656
Community Banking....................      21,489    148,789       1,179,002
Mortgage Servicing...................      22,319     64,454         788,941
Mortgage Banking.....................      21,880     49,626       2,754,640
Investment Portfolio.................      39,555     68,641       5,412,149
                                       ----------   --------   -------------
     Reportable Segments.............     197,741    461,547      15,412,388
Other................................     (16,172)     8,035         832,291
                                       ----------   --------   -------------
     Total...........................  $  181,569   $469,582   $  16,244,679
                                       ==========   ========   =============
1998
Commercial Banking
     Residential Construction
       Lending.......................  $   13,347   $ 21,998   $     762,639
     Mortgage Banker Finance.........      15,403     21,114         924,514
     Commercial Real Estate
       Lending.......................       7,662     12,244         496,595
     Multi-Family Lending............      16,979     23,313         866,449
     Healthcare Lending..............       3,352      6,110         266,064
     Other...........................       6,295      9,080         328,826
                                       ----------   --------   -------------
          Total Commercial Banking...      63,038     93,859       3,645,087
Community Banking....................      19,023    121,189         760,887
Mortgage Servicing...................      16,070     50,886         635,964
Mortgage Banking.....................       4,087     30,618       2,197,176
Investment Portfolio.................      68,160     78,930       5,823,756
                                       ----------   --------   -------------
     Reportable Segments.............     170,378    375,482      13,062,870
Other................................     (10,573)    (3,076)        718,185
                                       ----------   --------   -------------
     Total...........................  $  159,805   $372,406   $  13,781,055
                                       ==========   ========   =============
1997
Commercial Banking
     Residential Construction
       Lending.......................  $    7,905   $ 12,860   $     380,359
     Mortgage Banker Finance.........       7,516     10,446         581,232
     Commercial Real Estate
       Lending.......................       1,456      3,087         209,448
     Multi-Family Lending............      13,484     18,468         754,656
     Healthcare Lending..............         527      1,151          95,336
     Other...........................       3,814      6,446         311,732
                                       ----------   --------   -------------
          Total Commercial Banking...      34,702     52,458       2,332,763
Community Banking....................      16,315    102,981         543,686
Mortgage Servicing...................      16,463     41,590         354,764
Mortgage Banking.....................      --          --           --
Investment Portfolio.................      78,038    113,193       8,373,792
                                       ----------   --------   -------------
     Reportable Segments.............     145,518    310,222      11,605,005
Other................................      13,560     42,351         449,363
                                       ----------   --------   -------------
     Total...........................  $  159,078   $352,573   $  12,054,368
                                       ==========   ========   =============

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Financial information by segment is reported on a basis consistent with how such information is presented to management for purposes of making operating decisions and assessing performance. Income for segment reporting purposes is defined as income before income taxes, minority interest, and extraordinary loss as these items are not allocated to the segments. Gross revenues are comprised of net interest income before the provision for credit losses and non-interest income.

     Non-interest income and expenses directly attributable to a segment are assigned to that segment. The budgeted non-interest expenses of support areas are allocated to each segment. Such allocation contemplates income, assets, and headcount for a particular segment. Non-interest expenses incurred by the support areas which differ from budgeted amounts are not allocated to the segments, but are included in the other caption shown above. Certain provisions for loan losses are not allocated to the segments and are included in the other caption shown above.

     Transfer pricing is used in calculating each segment's income and gross revenues and measures the cost of funds used and provided by a segment. Through this process, funds are "purchased" from liability-generating businesses, such as Community Banking, and are "sold" to asset-generating businesses, such as Commercial Banking. The price at which funds are bought and sold is based on the Bank's wholesale cost of funds. Transfer pricing results in a difference between interest income or expense as shown in the Consolidated Financial Statements and the amount allocated to the segments. This difference is reported as a component of the other caption shown above. Financing costs incurred by the Parent Company are also included in the other caption shown above as these costs are not allocated to the segments.

     Segment income and gross revenues include certain inter-segment transactions that the Company views as appropriate for purposes of reflecting the performance of the segments. The Mortgage Servicing segment receives a fee for servicing loans held by the Mortgage Banking and Investment Portfolio segments. The Community Banking segment is allocated actual costs incurred by the Mortgage Servicing segment in servicing consumer loans. The Community Banking segment receives a fee for originating single family loans in its branches for the Investment Portfolio segment. The Investment Portfolio segment is allocated actual costs incurred by the Community Banking segment for time spent on telemarketing related to refinancing loans in the single family loan portfolio. Deposit operations is considered part of the Community Banking segment and a portion of the related costs is allocated to the Commercial Banking segment based on time spent servicing that segment's deposits.

MORTGAGE BANKING RESTRUCTURING AND SALE OF OFFICES

     In fiscal 1997, the Company sold certain of its retail mortgage origination offices. In connection with this sale, the remaining offices were restructured or closed. The net gain on the sale of these offices, reduced by restructuring costs, was $4.7 million before tax, $2.9 million after tax, or $0.09 per share. The Company maintained its mortgage servicing business, its retail mortgage origination capability in Texas through its community banking branches, and its wholesale and other mortgage origination capabilities.

     Activity associated with the Company's mortgage origination business for fiscal 1997 and the costs associated with restructuring or closing of the remaining offices have been excluded from the Reportable Segments.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

21.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table represents summarized data for each of the quarters in fiscal 1999 and 1998. Amounts have been restated to reflect an entity acquired in fiscal 1999 using the pooling of interests method of accounting.

                                                          1999                                        1998
                                       ------------------------------------------  ------------------------------------------
                                        FOURTH      THIRD     SECOND      FIRST     FOURTH      THIRD     SECOND      FIRST
                                        QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

                                                             (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Interest income......................  $ 276,088  $ 251,161  $ 242,605  $ 238,132  $ 229,766  $ 230,206  $ 224,902  $ 220,926
Interest expense.....................    176,789    161,667    159,994    159,915    156,997    153,805    152,381    151,864
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net interest income..................     99,299     89,494     82,611     78,217     72,769     76,401     72,521     69,062
Provision for credit losses..........     20,283      5,617      5,982      6,486      3,346      1,814     11,524      3,439
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net interest income after provision
  for credit losses..................     79,016     83,877     76,629     71,731     69,423     74,587     60,997     65,623
Non-interest income..................     31,008     27,464     28,326     33,163     27,024     22,832     15,037     16,760
Non-interest expense.................     75,399     63,742     56,633     53,871     50,638     51,597     48,142     42,101
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income before income taxes and
  minority interest..................     34,625     47,599     48,322     51,023     45,809     45,822     27,892     40,282
Income tax (benefit) expense.........     (1,356)    17,639     18,292     19,084     16,931     17,014    (23,207)    15,124
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income before minority interest......     35,981     29,960     30,030     31,939     28,878     28,808     51,099     25,158
Minority interest -- subsidiary
  preferred stock dividends..........      4,564      4,563      4,563      4,563      4,564      4,563      4,563      4,563
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Net income.......................  $  31,417  $  25,397  $  25,467  $  27,376  $  24,314  $  24,245  $  46,536  $  20,595
                                       =========  =========  =========  =========  =========  =========  =========  =========
Net income available to common
  stockholders.......................  $  29,715  $  25,397  $  25,467  $  27,376  $  24,314  $  24,245  $  46,536  $  20,595
                                       =========  =========  =========  =========  =========  =========  =========  =========

Earnings per common share
    Basic............................  $    0.92  $    0.78  $    0.79  $    0.85  $    0.75  $    0.75  $    1.45  $    0.64
    Diluted..........................       0.90       0.77       0.77       0.83       0.74       0.73       1.41       0.63

Average common shares outstanding....     32,424     32,401     32,190     32,181     32,209     32,210     32,204     32,180
Average common shares and potential
  dilutive common shares
  outstanding........................     32,694     33,082     32,913     32,803     32,915     33,091     32,957     32,945

     The fourth quarter of fiscal 1999 included a $13.5 million tax benefit (see
Note 15), $2.9 million of costs related to the Texas Central acquisition (see
Note 2), and an additional $13 million provision for credit losses associated with the increased growth of certain types of single family and commercial loans.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

22.  FINANCIAL STATEMENTS OF PARENT COMPANY

                                 PARENT COMPANY
                  CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                           AT SEPTEMBER 30,
                                       ------------------------
                                           1999         1998
                                       ------------  ----------
ASSETS
Cash and cash equivalents............  $      5,837  $    3,155
Loans held for investment............        60,000      --
Investment in subsidiaries...........     1,043,145     884,293
Deferred tax asset...................        18,415      26,755
Tax receivable from subsidiary.......        14,691       2,174
Intangible assets....................         3,045       3,447
Other assets.........................           874         235
                                       ------------  ----------
TOTAL ASSETS.........................  $  1,146,007  $  920,059
                                       ============  ==========
LIABILITIES
Notes payable........................  $    219,743  $  219,720
Other liabilities....................        12,850       8,945
                                       ------------  ----------
          Total liabilities..........       232,593     228,665
                                       ------------  ----------
REDEEMABLE PREFERRED STOCK...........       160,000      --
STOCKHOLDERS' EQUITY
Common stock.........................           325         322
Paid-in capital......................       132,153     132,066
Retained earnings....................       646,549     560,961
Unearned stock compensation..........        (4,686)     --
Accumulated other comprehensive
  income -- net unrealized losses on
  subsidiary's securities available
  for sale, net of tax...............       (20,058)     (1,454)
Treasury stock, at cost..............          (869)       (501)
                                       ------------  ----------
          Total stockholders'
            equity...................       753,414     691,394
                                       ------------  ----------
TOTAL LIABILITIES, REDEEMABLE
  PREFERRED STOCK, AND STOCKHOLDERS'
  EQUITY.............................  $  1,146,007  $  920,059
                                       ============  ==========

     These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                 PARENT COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                       ----------------------------------
                                          1999        1998        1997
                                       ----------  ----------  ----------
INCOME
Dividends from subsidiary............  $   37,204  $   41,697  $   18,545
Interest income -- loans.............         700      --          --
                                       ----------  ----------  ----------
          Total income...............      37,904      41,697      18,545
                                       ----------  ----------  ----------
EXPENSE
Interest expense -- notes payable....      19,556      19,546       9,731
Amortization of intangibles..........         401         401         426
Other................................       1,192       1,181       1,896
                                       ----------  ----------  ----------
          Total expense..............      21,149      21,128      12,053
                                       ----------  ----------  ----------
INCOME BEFORE UNDISTRIBUTED INCOME OF
  SUBSIDIARIES AND INCOME TAXES......      16,755      20,569       6,492
Equity in undistributed income of
  subsidiaries.......................      85,291      87,238      66,352
                                       ----------  ----------  ----------
INCOME BEFORE INCOME TAXES...........     102,046     107,807      72,844
Income tax benefit...................      (7,611)     (7,883)     (4,672)
                                       ----------  ----------  ----------
NET INCOME...........................  $  109,657  $  115,690  $   77,516
                                       ==========  ==========  ==========

     These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                 PARENT COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                       -----------------------------------
                                          1999        1998        1997
                                       ----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...........................  $  109,657  $  115,690  $    77,516
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Equity in undistributed income
       of subsidiaries...............     (85,291)    (87,238)     (66,352)
     Deferred tax expense
       (benefit).....................       8,340      (4,166)      (3,062)
     Amortization....................         432         422          434
     Change in other assets..........     (13,156)     (2,304)       5,171
     Change in other liabilities.....         140         369       (4,961)
                                       ----------  ----------  -----------
          Net cash provided by
            operating activities.....      20,122      22,773        8,746
                                       ----------  ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital contributions to
       subsidiary....................     (91,300)       (750)    (108,462)
     Purchase of loans held for
       investment....................     (60,000)     --          --
                                       ----------  ----------  -----------
          Net cash used by investing
            activities...............    (151,300)       (750)    (108,462)
                                       ----------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of
       redeemable preferred stock....     160,000      --          --
     Payment of issuance costs of
       redeemable preferred stock....      (4,423)     --          --
     Repayment of notes payable......      --          --         (114,740)
     Proceeds from issuance of notes
       payable.......................      --          --          219,931
     Payment of issuance costs of
       notes payable.................      --          --           (4,012)
     Payment of common stock
       dividends.....................     (22,367)    (20,693)     (17,694)
     Stock repurchased...............        (614)       (501)        (492)
     Stock options exercised.........       1,264         216           43
                                       ----------  ----------  -----------
          Net cash provided (used) by
            financing activities.....     133,860     (20,978)      83,036
                                       ----------  ----------  -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................       2,682       1,045      (16,680)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR..................       3,155       2,110       18,790
                                       ----------  ----------  -----------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR...............................  $    5,837  $    3,155  $     2,110
                                       ==========  ==========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash paid for interest.............  $   19,556  $   19,200  $     9,436
NONCASH INVESTING ACTIVITIES
  Net transfer of investment in Bank
     and Senior Notes to Holdings....      --          --          525,751
  Capital contributed to Holdings....      --          --          121,186

     These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto.