Form 10-Q
period 1999-12-31
BANK UNITED CORP
filed 2000-02-11
CIK 906420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934
         For the quarterly period ended December 31, 1999.

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________


                             Commission File Number:
                                     0-21017

                                BANK UNITED CORP.
                        ---------------------------------
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

                               Yes [X]    No [ ]

      As of February 8, 2000, there were 32,438,926 shares of the registrant's common stock outstanding.

                                BANK UNITED CORP.
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements..............................................1

           Consolidated Statements of Financial Condition -
           As of December 31, 1999 and September 30, 1999....................1

           Consolidated Statements of Operations -
           For the Three Months Ended December 31, 1999 and 1998.............2

           Consolidated Statements of Stockholders' Equity -
           For the Three Months Ended December 31, 1999 and 1998.............3

           Consolidated Statements of Cash Flows -
           For the Three Months Ended December 31, 1999 and 1998.............4

           Notes to Consolidated Financial Statements........................5

           Independent Auditors' Review Report...............................9

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................10

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.......17

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings................................................18

   Item 2. Changes in Securities and Use of Proceeds........................18

   Item 3. Defaults Upon Senior Securities..................................18

   Item 4. Submission of Matters to a Vote of Security Holders..............19

   Item 5. Other Information................................................19

   Item 6. Exhibits and Reports on Form 8-K.................................19

   Signatures...............................................................20

                          PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                                BANK UNITED CORP.
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                                             DECEMBER 31,     SEPTEMBER 30,
                                                                                 1999             1999
                                                                             ------------     ------------
                                                                              (UNAUDITED)
ASSETS
Cash and cash equivalents ...............................................    $    326,593     $    183,260
Securities purchased under agreements to resell and federal funds sold ..         488,714          390,326
Securities and other investments
     Held to maturity, at amortized cost (fair value of $11.8 million in
       2000 and $11.7 million in 1999) ..................................          11,987           12,106
     Available for sale, at fair value ..................................         133,546          131,432
Mortgage-backed securities
     Held to maturity, at amortized cost (fair value of $288.7 million in
       2000 and $308.8 million in 1999) .................................         297,466          315,288
     Available for sale, at fair value ..................................         604,339          688,714
Loans
     Held for investment (allowance for credit losses of
       $87.8 million in 2000 and $82.7 million in 1999) .................      13,195,357       12,422,238
     Held for sale ......................................................         801,817          693,964
Federal Home Loan Bank stock ............................................         335,088          328,886
Mortgage servicing rights ...............................................         567,376          534,694
Servicing receivables ...................................................         139,841          116,397
Deferred tax asset ......................................................         109,519          110,512
Premises and equipment ..................................................          88,755           88,684
Intangible assets .......................................................          82,948           83,778
Real estate owned .......................................................          15,144           17,278
Other assets ............................................................         153,711          127,122
                                                                             ------------     ------------
TOTAL ASSETS ............................................................    $ 17,352,201     $ 16,244,679
                                                                             ============     ============
LIABILITIES
Deposits ................................................................    $  8,361,782     $  7,508,502
Federal Home Loan Bank advances .........................................       6,593,293        6,443,470
Securities sold under agreements to repurchase and federal
    funds purchased .....................................................         634,722          516,900
Notes payable ...........................................................         368,786          368,762
Other liabilities .......................................................         275,073          308,131
                                                                             ------------     ------------
          Total liabilities .............................................      16,233,656       15,145,765
                                                                             ------------     ------------
MINORITY INTEREST AND REDEEMABLE PREFERRED STOCK
Preferred stock issued by consolidated subsidiary .......................         185,500          185,500
Redeemable preferred stock ..............................................         160,000          160,000
                                                                             ------------     ------------
                                                                                  345,500          345,500
                                                                             ------------     ------------
STOCKHOLDERS' EQUITY
Common stock ............................................................             325              325
Paid-in capital .........................................................         132,411          132,153
Retained earnings .......................................................         669,222          646,549
Unearned stock compensation .............................................          (4,235)          (4,686)
Accumulated other comprehensive income - net unrealized losses on
    securities available for sale, net of tax ...........................         (23,736)         (20,058)
Treasury stock, at cost .................................................            (942)            (869)
                                                                             ------------     ------------
          Total stockholders' equity ....................................         773,045          753,414
                                                                             ------------     ------------
TOTAL LIABILITIES, MINORITY INTEREST, REDEEMABLE
PREFERRED STOCK, AND STOCKHOLDERS' EQUITY ...............................    $ 17,352,201     $ 16,244,679
                                                                             ============     ============

           See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              FOR THE THREE MONTHS
                                                                               ENDED DECEMBER 31,
                                                                              --------------------
                                                                                1999        1998
                                                                              --------    --------
                                                                                   (UNAUDITED)
INTEREST INCOME
Short-term interest-earning assets .......................................    $  4,394    $  4,950
Securities and other investments .........................................       3,460       1,627
Mortgage-backed securities ...............................................      16,289      17,967
Loans ....................................................................     265,764     209,765
Federal Home Loan Bank stock .............................................       4,767       3,823
                                                                              --------    --------
          Total interest income ..........................................     294,674     238,132
                                                                              --------    --------
INTEREST EXPENSE
Deposits .................................................................      88,066      74,376
Federal Home Loan Bank advances ..........................................      91,376      70,530
Securities sold under agreements to repurchase and federal funds purchased       7,645      10,122
Notes payable ............................................................       7,921       4,887
                                                                              --------    --------
          Total interest expense .........................................     195,008     159,915
                                                                              --------    --------
          Net interest income ............................................      99,666      78,217
PROVISION FOR CREDIT LOSSES ..............................................       7,142       6,486
                                                                              --------    --------
          Net interest income after provision for credit losses ..........      92,524      71,731
                                                                              --------    --------
NON-INTEREST INCOME
Loan servicing fees, net .................................................      16,846      14,723
Net gains
   Sales of single family loans ..........................................       2,213       8,513
   Securities and mortgage-backed securities .............................         633         180
   Other loans ...........................................................       1,704       1,065
                                                                              --------    --------
          Net gains ......................................................       4,550       9,758
Deposit fees and charges .................................................       7,887       4,839
Other ....................................................................       4,056       3,843
                                                                              --------    --------
          Total non-interest income ......................................      33,339      33,163
                                                                              --------    --------
NON-INTEREST EXPENSE
Compensation and benefits ................................................      32,728      22,233
Occupancy ................................................................       6,149       4,728
Data processing ..........................................................       6,587       4,351
Court of claims litigation ...............................................         625       2,761
Amortization of intangibles ..............................................       1,806       1,338
Other ....................................................................      21,380      18,460
                                                                              --------    --------
         Total non-interest expense ......................................      69,275      53,871
                                                                              --------    --------
         Income before income taxes and minority interest ................      56,588      51,023

INCOME TAX EXPENSE .......................................................      20,248      19,084
                                                                              --------    --------
         Income before minority interest .................................      36,340      31,939
MINORITY INTEREST
Subsidiary preferred stock dividends .....................................       4,563       4,563
                                                                              --------    --------
        NET INCOME .......................................................    $ 31,777    $ 27,376
                                                                              ========    ========
        NET INCOME AVAILABLE TO COMMON
                STOCKHOLDERS .............................................    $ 28,812    $ 27,376
                                                                              ========    ========
EARNINGS PER COMMON SHARE
   Basic .................................................................    $   0.89    $   0.85
   Diluted ...............................................................        0.87        0.83

           See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                 COMMON STOCK
                                              -------------------------------------------------
                                                      CLASS A                     CLASS B
                                              ------------------------    -----------------------       PAID-IN      RETAINED
                                                SHARES        AMOUNT        SHARES        AMOUNT        CAPITAL      EARNINGS
                                              ----------    ----------    ----------    ----------    ----------    ----------
BALANCE AT SEPTEMBER 30, 1998, RESTATED ..    28,969,592    $      290     3,241,320    $       32    $  132,066    $  560,961
   Net income ............................          --            --            --            --            --          27,376
   Net change in unrealized gains (losses)          --            --            --            --            --            --
                                                                                                                    ----------
      Total comprehensive income .........          --            --            --            --            --          27,376
                                                                                                                    ----------
   Dividends declared:
      Common stock  ($0.157 per share) ...          --            --            --            --            --          (5,056)
   Stock repurchased .....................          --            --            --            --            --            --
                                              ----------    ----------    ----------    ----------    ----------    ----------
BALANCE AT DECEMBER 31, 1998, RESTATED ...    28,969,592    $      290     3,241,320    $       32    $  132,066    $  583,281
                                              ==========    ==========    ==========    ==========    ==========    ==========
BALANCE AT SEPTEMBER 30, 1999 ............    32,477,826    $      325          --      $     --      $  132,153    $  646,549
   Net income ............................          --            --            --            --            --          31,777
   Net change in unrealized gains (losses)          --            --            --            --            --            --
                                                                                                                    ----------
      Total comprehensive income .........          --            --            --            --            --          31,777
                                                                                                                    ----------
Dividends declared:
      Common stock ($0.185 per share) ....          --            --            --            --            --          (6,006)
      Redeemable preferred stock
      ($0.93 per share) ..................          --            --            --            --            --          (2,965)
   Options exercised .....................          --            --            --            --             258          (133)
   Amortization of unrealized stock
       compensation ......................          --            --            --            --            --            --
   Stock repurchased .....................          --            --            --            --            --            --
                                              ----------    ----------    ----------    ----------    ----------    ----------
BALANCE AT DECEMBER 31, 1999 .............    32,477,826    $      325          --      $     --      $  132,411    $  669,222
                                              ==========    ==========    ==========    ==========    ==========    ==========

                                                             ACCUMULATED
                                                                OTHER
                                                            COMPREHENSIVE
                                                                INCOME -
                                                UNEARNED      UNREALIZED          TREASURY STOCK             TOTAL
                                                 STOCK           GAINS       ------------------------     STOCKHOLDERS'
                                              COMPENSATION     (LOSSES)        SHARES         AMOUNT         EQUITY
                                               ----------     ----------     ----------     ----------     ----------
BALANCE AT SEPTEMBER 30, 1998, RESTATED ..     $     --       $   (1,454)       (14,200)    $     (501)    $  691,394
   Net income ............................           --             --             --             --           27,376
   Net change in unrealized gains (losses)           --              (57)          --             --              (57)
                                                              ----------                                   ----------
      Total comprehensive income .........           --              (57)          --             --           27,319
                                                              ----------                                   ----------
   Dividends declared:
      Common stock  ($0.157 per share) ...           --             --             --             --           (5,056)
   Stock repurchased .....................           --             --          (20,000)          (562)          (562)
                                               ----------     ----------     ----------     ----------     ----------
BALANCE AT DECEMBER 31, 1998, RESTATED ...     $     --       $   (1,511)       (34,200)    $   (1,063)    $  713,095
                                               ==========     ==========     ==========     ==========     ==========
BALANCE AT SEPTEMBER 30, 1999 ............     $   (4,686)    $  (20,058)       (28,900)    $     (869)    $  753,414
   Net income ............................           --             --             --             --           31,777
   Net change in unrealized gains (losses)           --           (3,678)          --             --           (3,678)
                                                              ----------                                   ----------
      Total comprehensive income .........           --           (3,678)          --             --           28,099
                                                              ----------                                   ----------
Dividends declared:
      Common stock ($0.185 per share) ....           --             --             --             --           (6,006)
      Redeemable preferred stock
      ($0.93 per share) ..................           --             --             --             --           (2,965)
   Options exercised .....................           --             --           12,000            375            500
   Amortization of unrealized stock
       compensation ......................            451           --             --             --              451
   Stock repurchased .....................           --             --          (16,500)          (448)          (448)
                                               ----------     ----------     ----------     ----------     ----------
BALANCE AT DECEMBER 31, 1999 .............     $   (4,235)    $  (23,736)       (33,400)    $     (942)    $  773,045
                                               ==========     ==========     ==========     ==========     ==========

           See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  FOR THE THREE MONTHS
                                                                                    ENDED DECEMBER 31,
                                                                               ---------------------------
                                                                                  1999            1998
                                                                               -----------     -----------
                                                                                                (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
          Net cash used by operating activities ...........................    $  (350,136)    $  (123,822)
                                                                               -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase price of acquisitions .......................................           (493)           --
     Net change in securities purchased under agreements to resell and
          federal funds sold ..............................................        (98,388)        288,633
     Fundings of loans held for investment ................................     (1,796,283)     (1,241,743)
     Proceeds from principal repayments and maturities of
          Loans held for investment .......................................      1,565,444       1,241,179
          Securities held to maturity .....................................          2,417           2,267
          Securities available for sale ...................................            622             199
          Mortgage-backed securities held to maturity .....................         17,714          35,413
          Mortgage-backed securities available for sale ...................         21,940          59,313
     Proceeds from the sale of
          Securities available for sale ...................................         65,514         105,619
          Mortgage-backed securities available for sale ...................         38,450            --
          Real estate owned acquired through foreclosure ..................         11,383           5,679
     Purchases of
          Loans held for investment .......................................       (149,330)       (870,949)
          Securities held to maturity .....................................         (2,308)         (2,271)
          Securities available for sale ...................................           --               (18)
          Mortgage-backed securities available for sale ...................           (155)       (333,460)
          Mortgage servicing rights .......................................        (52,335)        (17,972)
          Federal Home Loan Bank stock ....................................         (1,436)        (52,187)
     Other changes in loans held for investment ...........................       (230,328)        (99,319)
     Other changes in mortgage servicing rights ...........................         (8,349)         (6,015)
     Net purchases of premises and equipment ..............................         (2,187)        (10,250)
                                                                               -----------     -----------
          Net cash used by investing activities ...........................       (618,108)       (895,882)
                                                                               -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits ...............................................        853,280          73,023
     Proceeds from Federal Home Loan Bank advances ........................      1,040,000       1,835,000
     Repayment of Federal Home Loan Bank advances .........................       (890,177)       (730,000)
     Net change in securities sold under agreements to repurchase
          and federal funds purchased .....................................        117,822         (59,386)
     Payment of dividends .................................................         (9,400)         (5,056)
     Stock repurchased ....................................................           (448)           (562)
     Stock options exercised ..............................................            500            --
                                                                               -----------     -----------
        Net cash provided by financing activities .........................      1,111,577       1,113,019
                                                                               -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .................................        143,333          93,315
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................        183,260         236,588
                                                                               -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................    $   326,593     $   329,903
                                                                               ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid for interest ...............................................    $   182,676     $   159,639
     Cash paid for income taxes ...........................................          5,532           1,818
NONCASH INVESTING ACTIVITIES
     Real estate owned acquired through foreclosure .......................          5,533          14,659
     Securitization of loans ..............................................         76,436         109,234
     Net transfer of loans (to) from held for investment (from) to held for
          sale ............................................................       (175,201)       (360,497)

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

2. BASIS OF PRESENTATION
   The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements have been included. The results of operations for the three months ended December 31, 1999, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. The interim financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

   Prior period Consolidated Financial Statements have been restated to include the accounts of an entity that was acquired using the pooling of interests method of accounting. Certain amounts within the accompanying unaudited Consolidated Financial Statements and the related Notes have been reclassified for comparative purposes to conform to the current presentation.

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

                                                          FOR THE THREE MONTHS
                                                            ENDED DECEMBER 31,
                                                            ------------------
                                                             1999       1998
                                                            -------    -------
                                                          (IN THOUSANDS, EXCEPT
                                                              PER SHARE DATA)
INCOME
Income available to common stockholders ................    $28,812    $27,376
                                                            =======    =======
SHARES
Average common shares outstanding ......................     32,456     32,181
Potentially dilutive common shares from options ........        494        623
                                                            -------    -------
Average common shares and potentially dilutive
    common shares outstanding ..........................     32,950     32,804
                                                            =======    =======

BASIC EPS ..............................................    $  0.89    $  0.85

DILUTED EPS ............................................       0.87       0.83

   Options to purchase 1,897,550 and 852,950 shares of common stock at weighted-average exercise prices of $40.30 and $42.26 were excluded from the computation of diluted EPS for the three months ended December 31, 1999 and 1998, because the options' exercise price was greater than the average market price of the common stock.

                                BANK UNITED CORP.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The Company will be required to issue shares of its common stock in August 2002 pursuant to purchase contracts outstanding. The maximum number of shares to be issued under the purchase contracts is 2,671,120 and the minimum number is 2,225,940. These purchase contracts were not potentially dilutive and therefore were not included in the computation of diluted EPS for the three months ended December 31, 1999.

4. SUMMARY OF STOCK-BASED COMPENSATION
   The Company has granted stock options to certain employees and members of its Board of Directors under incentive and compensation plans. See the Company's 1999 Annual Report on Form 10-K for additional disclosures regarding these options.

                                                              AT DECEMBER 31,
                                      --------------------------------------------------------------
                                                 1999                            1998
                                      ------------  ----------------  ------------  ----------------
                                       NUMBER OF    WEIGHTED-AVERAGE   NUMBER OF    WEIGHTED-AVERAGE
                                        OPTIONS      EXERCISE PRICE     OPTIONS      EXERCISE PRICE
                                      ------------  ----------------  ------------  ----------------
Outstanding at end of period .....       3,141,570   $         32.60     2,157,970  $          29.38
Vested at end of period ..........       1,384,250             22.59       826,596             20.64
Exercisable at end of period .....       1,384,250             22.59        32,500             32.16

5. SEGMENTS
   The Company's business segments include Commercial Banking, (principally comprised of Residential Construction Lending, Mortgage Banker Finance, Commercial Real Estate Lending, Multi-Family Lending, and Healthcare Lending), Community Banking, Mortgage Servicing, Mortgage Banking, and Investment Portfolio.

o Commercial Banking provides credit and a variety of cash management and other services primarily to mortgage bankers, builders, developers, and healthcare operators. Other products and industry specialties include SBA securitizations, and other commercial and industrial loan products.

o Community Banking activities include deposit gathering, consumer lending, small business banking, and investment product sales.

o Mortgage Servicing activities include collecting and applying payments from borrowers, remitting payments to investors, collecting funds for and paying mortgage-related expenses, and, in general, the overall administration of an investor's loan.

o Mortgage Banking originates wholesale single family mortgage loans for the Company's portfolio and for sale in the secondary market.

o Investment Portfolio invests in single family loans, short-term interest-earning assets, securities and other investments, and mortgage-backed securities ("MBS").

   Income for segment reporting purposes is defined as income before income taxes and minority interest as these items are not allocated to the segments. Gross revenues are comprised of net interest income before the provision for credit losses and non-interest income. Summarized financial information by business segment for the periods indicated, was as follows:

                                BANK UNITED CORP.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              AT OR FOR THE THREE MONTHS ENDED
                                                      DECEMBER 31, 1999
                                         ------------------------------------------
                                                            GROSS
                                           INCOME         REVENUES         ASSETS
                                         -----------     -----------    -----------
                                                       (IN THOUSANDS)
Commercial Banking
     Residential Construction Lending    $     6,686     $     9,683    $ 1,199,895
     Mortgage Banker Finance ........          5,548           9,482      1,335,645
     Commercial Real Estate Lending .          4,173           6,044      1,027,834
     Multi-Family Lending ...........          4,725           6,569      1,212,393
     Healthcare Lending .............          3,207           4,592        719,522
     Other ..........................          3,559           4,535        470,151
                                         -----------     -----------    -----------
          Total Commercial Banking ..         27,898          40,905      5,965,440
Community Banking ...................          4,640          44,643      1,256,117
Mortgage Servicing ..................          7,640          17,529        797,094
Mortgage Banking ....................             (3)          7,637      2,997,731
Investment Portfolio ................         11,928          19,019      5,174,151
                                         -----------     -----------    -----------
     Reportable Segments ............         52,103         129,733     16,190,533
Other ...............................          4,485           3,272      1,161,668
                                         -----------     -----------    -----------
     Total ..........................    $    56,588     $   133,005    $17,352,201
                                         ===========     ===========    ===========
                                              AT OR FOR THE THREE MONTHS ENDED
                                                      DECEMBER 31, 1998
                                         ------------------------------------------
                                                            GROSS
                                           INCOME         REVENUES         ASSETS
                                         -----------     -----------    -----------
                                                       (IN THOUSANDS)
Commercial Banking
     Residential Construction Lending    $     4,263     $     6,828    $   884,657
     Mortgage Banker Finance ........          5,648           6,718      1,125,333
     Commercial Real Estate Lending .          3,096           4,246        461,855
     Multi-Family Lending ...........          2,852           4,479        878,014
     Healthcare Lending .............          1,145           2,082        406,070
     Other ..........................          1,708           2,737        598,996
                                         -----------     -----------    -----------
          Total Commercial Banking ..         18,712          27,090      4,354,925
Community Banking ...................          6,630          31,605        803,270
Mortgage Servicing ..................          8,414          16,726        675,896
Mortgage Banking ....................          9,135          16,569      2,289,311
Investment Portfolio ................         13,149          19,456      5,992,740
                                         -----------     -----------    -----------
     Reportable Segments ............         56,040         111,446     14,116,142
Other ...............................         (5,017)            (66)       823,482
                                         -----------     -----------    -----------
     Total ..........................    $    51,023     $   111,380    $14,939,624
                                         ===========     ===========    ===========

   Higher levels of commercial loans outstanding during the current quarter resulted in a 41% increase in the Commercial Banking income, year over year. Costs associated with the 7-Day Banking center initiative were the primary cause for lower Community Banking income in the current quarter. Higher levels of loan sales in the year ago quarter resulted in a decrease in Mortgage Banking income. Mortgage Banking assets increased during the current quarter as a result of growth in the adjustable-rate mortgage loan portfolio. Other represents certain unallocated indirect expenses and the transfer pricing difference between interest-earning assets and interest-bearing liabilities maturing or repricing in the period, both of which can vary from period to period.

                                BANK UNITED CORP.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. RECENT ACCOUNTING STANDARDS
   Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and to record those instruments at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated and securities held to maturity may be transferred to available for sale or trading. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 on October 1, 2000 and is evaluating the impact, if any, this statement may have on its future Consolidated Financial Statements.

7. SUBSEQUENT EVENTS
   On January 14, 2000, the Company elected to redeem at par the 1,200,000 shares of Series A Preferred Stock on February 15, 2000. In exchange for the Series A Preferred Stock, a cash payment of $50.94375 per share will be delivered to the holders, representing the redemption price of $50.00 per share plus all accrued and unpaid dividends from the last dividend date up to the date of redemption.

INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Stockholders
Bank United Corp.:

We have reviewed the accompanying consolidated statement of financial condition of Bank United Corp. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three-month period then ended. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Bank United Corp. and subsidiaries as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated October 26, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of September 30, 1999, is fairly stated, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.




KPMG LLP
Houston, Texas
January 24, 2000

                                BANK UNITED CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

GENERAL
   Net income was $31.8 million or $.87 per diluted share for the three months ended December 31, 1999, compared to $27.4 million or $.83 per diluted share for the three months ended December 31, 1998. Net interest income increased due to higher levels of interest-earning assets, particularly commercial loans, and due to an increase in the net yield on interest-earning assets ("net yield"). Expansion of the Community Banking and Commercial Banking businesses also resulted in an increase in deposit fees and charges as well as higher non-interest expenses. Net servicing fees increased due to higher levels of servicing purchases. Gains on sales of single family loans are down due to a decline in sales volume.

 NET INTEREST INCOME
   Net interest income was $99.7 million for the three months ended December 31, 1999, compared to $78.2 million for the three months ended December 31, 1998, a $21.5 million or 27% increase. This increase was due to a $2.6 billion or 20% increase in average interest-earning assets as well as a change in the composition of the assets. The net yield increased 16 basis points to 2.60% for the three months ended December 31, 1999.

      AVERAGE BALANCE SHEET, INTEREST INCOME/EXPENSE, AND AVERAGE YIELD/RATE

                                                                              FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                           ------------------------------------------------------------------------
                                                                          1999                                 1998
                                                           -----------------------------------  -----------------------------------
                                                             AVERAGE                  YIELD/      AVERAGE                  YIELD/
                                                             BALANCE    INTEREST     RATE (1)     BALANCE    INTEREST     RATE (1)
                                                           ----------- ----------- -----------  ----------- ----------- -----------
                                                                                        (DOLLARS IN THOUSANDS)
Interest-earning assets
  Short-term interest-earning assets ..................    $   295,283 $     4,394        5.82% $   353,664 $     4,950        5.48%
  Securities and other investments ....................        210,599       3,460        6.52      117,684       1,627        5.48
  Mortgage-backed securities ..........................        997,139      16,289        6.53    1,115,325      17,967        6.44
  Loans
   Single family ......................................      7,133,225     129,291        7.25    6,889,440     123,669        7.18
   Commercial .........................................      5,896,251     122,812        8.27    3,765,216      76,099        8.02
   Consumer ...........................................        697,066      13,661        7.78      503,035       9,997        7.88
                                                           ----------- ----------- -----------  ----------- ----------- -----------
        Total loans ...................................     13,726,542     265,764        7.72   11,157,691     209,765        7.49
  FHLB stock ..........................................        330,111       4,767        5.73      264,691       3,823        5.73
                                                           ----------- ----------- -----------  ----------- ----------- -----------
   Total interest-earning assets ......................     15,559,674     294,674        7.54   13,009,055     238,132        7.29
Non-interest-earning assets ...........................      1,238,220                            1,056,787
                                                           -----------                          -----------
   Total assets .......................................    $16,797,894                          $14,065,842
                                                           ===========                          ===========
Interest-bearing liabilities
  Deposits
   Interest-bearing ...................................    $ 6,826,402      88,066        5.12  $ 5,796,447      74,376        5.09
   Non-interest bearing ...............................      1,261,570        --          --      1,063,262        --          --
                                                           ----------- ----------- -----------  ----------- ----------- -----------
        Total deposits ................................      8,087,972      88,066        4.32    6,859,709      74,376        4.30
  FHLB advances .......................................      6,493,950      91,376        5.52    5,211,120      70,530        5.30
  Securities sold under agreements to repurchase
   and federal funds purchased ........................        557,758       7,645        5.36      745,726      10,122        5.31
  Notes payable .......................................        370,742       7,921        8.55      219,723       4,887        8.90
                                                           ----------- ----------- -----------  ----------- ----------- -----------
   Total interest-bearing liabilities .................     15,510,422     195,008        4.96   13,036,278     159,915        4.84
Non-interest-bearing liabilities, minority interest,
   redeemable preferred stock, and stockholders' equity      1,287,472                            1,029,564
                                                           -----------                          -----------
   Total liabilities, minority interest, redeemable
   preferred stock, and stockholders' equity ..........    $16,797,894                           14,065,842
                                                           ===========                          ===========
Net interest income/interest rate spread ..............                $    99,666        2.58%             $    78,217        2.45%
                                                                       =========== ===========              =========== ===========
Net yield on interest-earning assets ..................                                   2.60%                                2.44%
                                                                                   ===========                          ===========
Ratio of average interest-earning assets to average
  interest-bearing liabilities ........................                                   1.00                                 1.00
                                                                                   ===========                          ===========
(1) Annualized.

                              BANK UNITED CORP.

   Average interest-earning assets increased 20% to $15.6 billion during the three months ended December 31, 1999, as compared to the three months ended December 31, 1998, primarily due to a 57% increase in average commercial loans. The increase in average interest-earnings assets was funded with deposits and Federal Home Loan Bank ("FHLB") advances. See "Discussion of Changes in Financial Condition."

   The net yield was 2.60% for the three months ended December 31, 1999, compared to 2.44% for the three months ended December 31, 1998. During the three months ended December 31, 1999, the Company's net interest income and gross yields increased as a result of rate resets on its portfolio of adjustable-rate loans. The increase in gross yields more than offset the rise in the costs of funds, resulting in a 16 basis point increase in the net yield for the three months ended December 31, 1999. An increase in the number of lower costing transaction deposit accounts reduced the effect of rising market interest rates on the cost of funds.

PROVISION FOR CREDIT LOSSES
    Management periodically evaluates each loan portfolio based on a variety of factors in an effort to determine that the period end allowance for credit loss level is adequate to cover probable losses. The allowance for credit losses totalled $87.8 million or .62% of total loans at December 31, 1999, compared to $82.7 million or .63% at September 30, 1999, and $52.7 million or .44% at December 31, 1998. The provision for credit losses totalled $7.1 million for the three months ended December 31, 1999, compared to $6.5 million for the three months ended December 31, 1998.


                           ALLOWANCE FOR CREDIT LOSSES

                                             SINGLE
                                             FAMILY       COMMERCIAL      CONSUMER        TOTAL
                                           ----------     ----------     ----------     ----------
                                                                (IN THOUSANDS)
Balance at September 30, 1998, restated    $   12,503     $   32,745     $    2,255     $   47,503
  Provision ...........................         1,318          5,097             71          6,486
  Net charge-offs .....................          (635)          (299)          (362)        (1,296)
                                           ----------     ----------     ----------     ----------
Balance at December 31, 1998, restated     $   13,186     $   37,543     $    1,964     $   52,693
                                           ==========     ==========     ==========     ==========

Balance at September 30, 1999 .........    $   19,030     $   61,271     $    2,404     $   82,705
  Provision ...........................         1,683          4,946            513          7,142
  Net charge-offs .....................        (1,344)          (106)          (624)        (2,074)
                                           ----------     ----------     ----------     ----------
Balance at December 31, 1999 ..........    $   19,369     $   66,111     $    2,293     $   87,773
                                           ==========     ==========     ==========     ==========

                              NONPERFORMING ASSETS

                                   DECEMBER 31,     SEPTEMBER 30,   DECEMBER 31,
                                       1999             1999            1998
                                   ------------     ------------    ------------
                                                                     (RESTATED)
                                                   (IN THOUSANDS)
Nonperforming loans
  Single family .................  $     74,806     $     73,575    $     52,666
  Commercial ....................        18,443           14,170           9,962
  Consumer ......................         2,956            1,617             712
                                   ------------     ------------    ------------
                                         96,205           89,362          63,340
Premium (discounts) .............          (262)             287              87
                                   ------------     ------------    ------------
  Nonperforming loans ...........        95,943           89,649          63,427
Real estate owned
  Single family .................        14,324           17,231          23,168
  Commercial ....................         1,624            1,387           4,053
                                   ------------     ------------    ------------
                                         15,948           18,618          27,221
                                   ------------     ------------    ------------
     Total nonperforming assets .  $    111,891     $    108,267    $     90,648
                                   ============     ============    ============

                               BANK UNITED CORP.

   Nonperforming loans may include loans on both accrual and nonaccrual status. On a loan-by-loan basis, management may continue to accrue interest on loans that are past due more than 90 days if management believes that the individual loan is in the process of collection or renewal and the interest is fully collectible. At December 31, 1999, the commercial nonperforming loan total includes $1.3 million of loans that are greater than 90 days past due and still accruing interest. At September 30, 1999, and December 31, 1998, there were no loans greater than 90 days past due and still accruing interest included in the nonperforming loan totals.

                          SELECTED ASSET QUALITY RATIOS

                                                          AT OR FOR THE             AT OR FOR              AT OR FOR THE
                                                       THREE MONTHS ENDED         THE YEAR ENDED         THREE MONTHS ENDED
                                                        DECEMBER 31, 1999       SEPTEMBER 30, 1999        DECEMBER 31, 1998
                                                      --------------------     --------------------     --------------------
                                                                                                              (RESTATED)
Allowance for credit losses to nonperforming loans
  Single family ..................................                   25.93%                   25.71%                   24.98%
  Commercial .....................................                  361.12                   436.59                   377.01
  Consumer .......................................                   78.13                   151.77                   284.64
  Total ..........................................                   91.48                    92.25                    83.08
Allowance for credit losses to total loans
  Single family ..................................                    0.30                     0.29                     0.25
  Commercial .....................................                    1.09                     1.14                     0.92
  Consumer .......................................                    0.33                     0.36                     0.37
  Total ..........................................                    0.62                     0.63                     0.44
Nonperforming assets to total assets .............                    0.64                     0.67                     0.61
Net loan charge-offs to average loans - annualized
  Single family ..................................                    0.08                     0.06                     0.05
  Commercial .....................................                    0.01                     0.03                     0.03
  Consumer .......................................                    0.36                     0.22                     0.28
  Total ..........................................                    0.06                     0.05                     0.05


   The following table summarizes the recorded investments in impaired loans and related allowances:

                                                          AT OR FOR THE THREE          AT OR FOR
                                                              MONTHS ENDED           THE YEAR ENDED
                                                           DECEMBER 31, 1999       SEPTEMBER 30, 1999
                                                          --------------------    --------------------
                                                                         (IN THOUSANDS)
Impaired loans with allowance.........................    $             13,588    $             44,406
Impaired loans with no allowance .....................                    --                      --
                                                          --------------------    --------------------
Total impaired loans .................................    $             13,588    $             44,406
                                                          ====================    ====================

Average impaired loans................................    $             28,997    $             13,630
Allowance for impaired loans .........................                   6,744                   6,626

   At September 30, 1999, impaired loans included a $41.5 million secured loan to a mortgage banking company. A principal payment was received on this loan during the current quarter resulting in an outstanding loan balance of $7.2 million at December 31, 1999. The borrower is currently in Chapter 7 bankruptcy proceedings. The Company believes it is adequately secured and reserved.

NON-INTEREST INCOME
   Non-interest income totalled $33.3 million for the three months ended December 31, 1999, which was consistent with the three months ended December 31, 1998. Increases in loan servicing fees and Community and Commercial Banking fees were offset by lower gains on sales of single family loans.

     Net loan servicing fees increased $2.1 million or 14% during the three months ended December 31, 1999, compared to the three months ended December 31, 1998. The increase was due to a larger servicing portfolio and higher servicing fees

                               BANK UNITED CORP.

received per loan. The portfolio of single family loans serviced for others increased 19% to $27.5 billion at December 31, 1999, compared to $23.1 billion at December 31, 1998. The portfolio's growth came from purchases during the twelve month period, a large portion of which were Government National Mortgage Association ("GNMA") securities. Loans included in GNMA securities generally yield a higher servicing fee rate than conventional and other government related servicing, thereby contributing to the increase in average servicing fees earned. The annualized average service fee rate was 45.1 basis points for the three months ended December 31, 1999, as compared to 40.4 basis points for the three months ended December 31, 1998. During the current period, the impairment reserve on the servicing portfolio was reduced by $1.4 million, bringing the reserve to $3.4 million at December 31, 1999. The reduction in the reserve was a result of the recent rise in market interest rates and the decline in prepayment activity. The single family servicing portfolio totalled $32.5 billion at December 31, 1999, including $5.0 billion serviced for the Company's own account and $27.5 billion serviced for others.

   Net gains from sales of single family loans and Small Business Administration ("SBA") loans and securities comprised the majority of the $4.6 million of gains during the three months ended December 31, 1999, down $5.2 million from the three months ended December 31, 1998. Gains on sales of single family loans declined $6.3 million due to lower sales volume during the current period as compared to the prior year period ($352.2 million sold in the current period compared to $1.3 billion sold in the prior year period). Lower levels of refinancings during the three months ended December 31, 1999 caused a reduction in originations, contributing to the lower sales volume. SBA banking gains were $1.9 million for the quarter, up 49% from the year ago quarter.

     Deposit fees and charges increased $3.0 million or 63% to $7.9 million for the three months ended December 31, 1999. The number of checking accounts increased 29% over the prior year period to 239,000 at December 31, 1999. Growth in the number of checking accounts came from the 7-Day Banking Centers opened in Kroger stores during fiscal 1999, as well as the Midland acquisition. See "-Discussion of Changes in Financial Condition - Deposits".

NON-INTEREST EXPENSE
   Non-interest expense was $69.3 million and $53.9 million for the three months ended December 31, 1999 and 1998. Included in these amounts are litigation expenses of $625,000 and $2.8 million related to the Company's Court of Claims case against the federal government. See "Legal Proceedings". Excluding these litigation expenses, non-interest expense for the three months ended December 31, 1999 and 1998, was $68.7 million and $51.1 million, for an increase of 34%. This increase was due to the continued growth in all businesses of the Company, most particularly the Community Bank and the Commercial Bank. During the twelve months ended December 31, 1999, the Community Bank's retail branch network expanded from 88 branch locations to 152. The Midland acquisition in February 1999, the 7-Day Banking Center initiative in April 1999, and the expansion of the SBA banking initiative contributed to this growth. Costs associated with new offices for commercial and wholesale lending and technology initiatives also contributed to the increase. The Company's efficiency ratio, adjusted for the Court of Claims expense, for the three months ended December 31, 1999 was 50.65% compared to 44.78% for the year ago period.

INCOME TAX EXPENSE
   The Company's effective income tax rate was 35.8% for the three months ended December 31, 1999, as compared to 37.4% for the three months ended December 31, 1998. This reduction was principally a result of the issuance of certain securities in August 1999. The dividends on these securities are deductible for purposes of computing the Company's payments due in lieu of taxes that are paid to the Federal Savings and Loan Insurance Corporation ("FSLIC") Resolution Fund.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION FROM SEPTEMBER 30, 1999 TO DECEMBER 31, 1999

GENERAL
   Total assets increased $1.1 billion or 7% to $17.4 billion at December 31, 1999, up from $16.2 billion at September 30, 1999, primarily due to growth in the commercial loan portfolios. Higher asset levels were financed principally with higher deposit levels.

                               BANK UNITED CORP.

   Cash and securities purchased under agreements to resell and federal funds sold are maintained for liquidity and short-term investment purposes. The increase during the three months ended December 31, 1999 related to the Company's preparation for potential customer cash demands at the end of the year.

   In connection with the Company's SBA business, $76.4 million of SBA loans were securitized, of which $70.8 million were sold and $4.8 million of interest-only strips were retained by the Company. During the three months ended December 31, 1999, $2.6 billion of commercial paper was purchased and matured.

   During the three months ended December 31, 1999, $55.4 million in MBS were sold, contributing to the decline in this portfolio. Principal repayments of $39.6 million were lower than repayments in the year ago period totalling $94.7 million due to a lower average balance outstanding and due to a decline in payoffs during the current period. The net unrealized loss on securities available for sale increased $6.1 million, before tax, principally due to the rise in market interest rates during the current period.

   During the current period, the Company continued to expand its commercial and consumer lending lines of business, resulting in a change in mix as well as an increase in the size of the total loan portfolio. At December 31, 1999, commercial and consumer loans made up 49% of the total loan portfolio, as compared to 46% at September 30, 1999.

   The commercial loan portfolio increased $743.1 million or 14% during the three months ended December 31, 1999. This growth was in part due to the purchase of mortgage banker finance and consumer finance loans during the current period. The multi-family and commercial real estate, healthcare, and small business and SBA loan portfolios increased, primarily due to fundings, during the three months ended December 31, 1999. The single family construction loan portfolio remained stable during the three months ended December 31, 1999. Single family construction loan fundings totalling $921.4 million were offset by principal repayments.

   Despite a decline in refinance activity, total single family loans increased during the three months ended December 31, 1999. Refinancings represented 52% of total originations for the current period, as compared to 81% for the prior year period. The decrease in industry-wide refinancings resulted in a decline in originations as well as lower repayments and lower sales volumes during the three months ended December 31, 1999.

   The increase in the consumer loan portfolio was primarily related to fundings of home improvement and home equity loans.

                               BANK UNITED CORP.

                    ORIGINATION, PURCHASE, AND SALE OF LOANS

                                                                FOR THE THREE MONTHS
                                                                  ENDED DECEMBER 31,
                                                            -----------------------------
                                                               1999              1998
                                                            ------------     ------------
                                                                  (IN THOUSANDS)
Beginning balance, September 30 ........................    $ 13,116,202     $ 10,867,897
   Fundings
       Single family ...................................         641,697        1,625,949
       Commercial ......................................       1,669,388        1,041,932
       Consumer ........................................          82,701           64,527
   Purchases
       Single family ...................................         205,147          732,167
       Commercial ......................................         127,832          306,273
   Net change in mortgage banker finance line of credit          257,196          134,529
   Repayments
       Single family ...................................        (369,911)        (738,895)
       Commercial ......................................      (1,162,086)        (681,821)
       Consumer ........................................         (52,389)         (40,426)
   Loans sold or securitized
       Single family ...................................        (352,213)      (1,291,988)
       Commercial ......................................        (147,051)        (123,819)
       Consumer ........................................          (1,267)              --
   Foreclosures ........................................          (5,914)         (14,659)
   Net change in allowance for credit losses ...........          (5,068)          (5,190)
   Other ...............................................          (7,090)         (11,854)
                                                            ------------     ------------
Ending balance, December 31 ............................    $ 13,997,174     $ 11,864,622
                                                            ============     ============

                                 LOAN PORTFOLIO

                                   DECEMBER 31,   SEPTEMBER 30,    DECEMBER 31,
                                      1999            1999             1998
                                  ------------    ------------     ------------
                                                    (IN THOUSANDS)
Single family
   Held for investment .........  $  6,501,454    $  6,470,636     $  5,376,941
   Held for sale ...............       669,958         592,583        1,783,143
Commercial .....................     6,217,837       5,469,946        4,227,349
Consumer .......................       695,698         665,742          529,882
                                  ------------    ------------     ------------
                                    14,084,947      13,198,907       11,917,315
Less allowance for credit losses       (87,773)        (82,705)         (52,693)
                                  ------------    ------------     ------------
  Total loans receivable .......  $ 13,997,174    $ 13,116,202     $ 11,864,622
                                  ============    ============     ============

   Mortgage servicing rights ("MSRs") increased $32.7 million during the three months ended December 31, 1999, primarily due to purchases. During this period, the Company purchased servicing rights associated with $2.1 billion in loans at a cost of $43.1 million. At December 31, 1999, $2.0 billion of these loans had not yet been transferred to the Company, and a resulting liability of $60.5 million was included in other liabilities, representing the amount withheld until such loans transfer. The majority of these servicing rights are to be transferred to the Company during the second quarter of fiscal 2000. Additionally, $7.1 million of MSRs were created during the three months ended December 31, 1999, through sales of $317.1 million of originated single family loans.

   The increase in other assets relates to unsettled sales of MBS during the current period. These sales are expected to settle during the second quarter of fiscal 2000. The decline in other liabilities relates to unsettled purchases of MBS at September 30, 1999 that were subsequently settled during the current period.

                               BANK UNITED CORP.

   Transaction accounts, which include checking, savings, money market, and escrow accounts, increased $145.0 million or 4% and certificates of deposit increased $201.8 million or 6% during the three months ended December 31, 1999. These increases are due to the continued growth in the Community Bank. Brokered deposits increased to $925.8 million at December 31, 1999.

LIQUIDITY
   The management of the Company's liquidity focuses on ensuring that sufficient funds are available to meet loan funding commitments, withdrawals from deposit accounts, the repayment of borrowed funds, and ensuring that the Bank complies with regulatory liquidity requirements.

   The Company's primary sources of liquidity are deposits, FHLB advances, securities sold under agreements to repurchase, principal and interest payments on loans and MBS, proceeds from the sale of loans and proceeds from the issuance of debt and stock. While maturities and scheduled payments of loans and MBS are predictable sources of funds, deposit outflows, loan sales and access to the capital markets for issuance of securities are greatly influenced by economic conditions and general interest rates.

   Under the Office of Thrift Supervision ("OTS") regulations, the Bank must maintain, for each calendar quarter, an average daily balance of liquid assets equal to at least 4.0% of either (1) its net withdrawable accounts plus short-term borrowings (liquidity base), at the end of the preceding calendar quarter or (2) the average daily balance of its liquidity base during the preceding quarter. For the first quarter of fiscal 2000, the Bank's liquidity ratio was 4.61%.

   The primary source of funds for the Parent Company, excluding funds raised through the capital markets, to meet its cash obligations and to make dividend payments on its cumulative redeemable preferred stock and common stock has been from dividends from the Bank, whose ability to pay dividends is subject to regulations of the OTS and the terms of the preferred stock of the Bank. At December 31, 1999, the Bank had $240.1 million of capital available for payment of dividends without prior approval of the OTS. See "Management's Discussion and Analysis - Capital Resources and Liquidity" in the Company's 1999 Annual Report on Form 10-K.

REGULATORY MATTERS
   The Bank is subject to regulatory capital requirements as defined in the OTS capital regulations. The Bank's capital level at December 31, 1999 and September 30, 1999 qualified it as "well-capitalized", the highest of five tiers under applicable regulatory definitions.

                                    DECEMBER 31,   SEPTEMBER 30,   CAPITAL ADEQUACY      WELL-CAPITALIZED
                                        1999           1999           REQUIREMENT           REQUIREMENT
                                     ----------     ----------     ----------------      ----------------
Tangible capital ................          6.84%          7.14%                1.50%                 --
Core capital ....................          6.85           7.15                 3.00                  5.00%
Tier 1 risk-based capital .......          9.26           9.73                 --                    6.00
Total risk-based capital ........         11.14          11.71                 8.00                 10.00

YEAR 2000
   All of the Company's computer systems worked without incident through the end of the year 1999 and into the year 2000.

FORWARD-LOOKING INFORMATION
   Statements and financial discussion and analysis by management contained in this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

                               BANK UNITED CORP.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's principal market risk exposure is to changes in interest rates. Interest rate risk arises primarily from timing differences in the duration or repricing of the Company's assets, liabilities, and off-balance-sheet financial instruments. The Company is most affected by changes in U. S. Treasury rates and London InterBank Offered Rates ("LIBOR") because many of the Company's financial instruments reprice based on these indices. Substantial changes in these indices may adversely impact the

                               BANK UNITED CORP.

Company's earnings. To that end, management actively monitors and manages its interest rate risk exposure. This effort is accomplished through structuring the balance sheet and off-balance-sheet portfolios by seeking to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. The achievement of this goal requires a balance between profitability, liquidity, and interest rate risk. See discussion in "Business - Market Risk Analysis" in the Company's 1999 Annual Report on Form 10-K.

   The following table represents an analysis of the changes inherent in the Company's net interest income over a 12 month period and market value of portfolio equity ("MVE") arising from hypothetical changes in market interest rates. MVE is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance-sheet instruments. The interest rate scenarios presented in the table include interest rates at December 31, 1999 and September 30, 1999 and as adjusted by instantaneous parallel rate changes upward and downward of up to 200 basis points. Each rate scenario has unique prepayment, repricing, and reinvestment assumptions. Prepayments are assumed to increase as rates decrease and to slow as rates increase.

                    DECEMBER 31, 1999              SEPTEMBER 30, 1999
                -------------------------       -------------------------
  CHANGE IN     NET INTEREST  MARKET VALUE OF   NET INTEREST   MARKET VALUE OF
INTEREST RATES     INCOME    PORTFOLIO EQUITY    INCOME       PORTFOLIO EQUITY
--------------  ------------       ------       ------------       ------
     +200           (7.79)%        (34.07)%         (5.45)%        (33.28)%
     +100           (3.13)         (14.25)          (1.79)         (13.82)
        0            0.00            0.00            0.00            0.00
     -100            1.34            8.88            0.54           11.63
     -200            2.34           16.88            0.62           26.34


                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
   On July 25, 1995 the Bank, the Parent Company, and Hyperion Partners LP (collectively the "Plaintiffs") filed suit against the United States of America in the United States Court of Federal Claims for alleged failures of the United States (1) to abide by a capital forbearance that would have allowed the Bank to operate for ten years under negotiated capital levels lower than the levels required by the then existing regulations or successor regulations, (2) to abide by its commitment to allow the Bank to count $110 million of subordinated debt as regulatory capital for all purposes and (3) to abide by an accounting forbearance that would have allowed the Bank to count as capital for regulatory purposes, and to amortize over a period of twenty-five years, the $30.7 million difference between certain FSLIC payment obligations to the Bank and the discounted present value of those future FSLIC payments.

   In March 1999, the United States Court of Federal Claims granted the Company's motion for summary judgment on the issue of liability and held that the United States was liable for claims in the case filed by the Plaintiffs. On August 5, 1999, the Court denied a motion for summary judgment filed by the United States of America on the issue of lost profits damages. The Company's case proceeded to trial on the amount of damages on September 13, 1999, and the taking of evidence by the Court was concluded on October 21, 1999. The parties have now submitted post-trial briefs and the final oral argument was held on February 7, 2000. A decision by the Court is expected in the first half of calendar year 2000. The Plaintiffs' seek and offered evidence in support of damages of approximately $560 million. The government argued that damages to Plaintiffs as a result of the breach, if any, approached zero. The Company is unable to predict the outcome of the Plaintiffs' suit against the United States and the amount of judgment for damages, if any, that may be awarded. No assurances can be given on the outcome of this case.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
   Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
   Not applicable.

                               BANK UNITED CORP.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   Not applicable.

ITEM 5.   OTHER INFORMATION
   Not applicable.

ITEM 6A.  EXHIBITS

EXHIBIT NO.             IDENTIFICATION OF EXHIBIT
-----------             -------------------------
  *15.1         -     Letter in Lieu of Consent of KPMG LLP, independent
                      accountants
  *27.1         -     Financial Data Schedule, Quarter Ended December 31, 1999

  * Filed herewith.

 ITEM 6B.  REPORTS ON FORM 8-K
   The Company did not file a report on Form 8-K during the three months ended December 31, 1999.

                                BANK UNITED CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    BANK UNITED CORP.
                                                -------------------------
                                                       (Registrant)



Date              FEBRUARY 8, 2000              /s/ BARRY C. BURKHOLDER
      --------------------------------------    -------------------------
                                                Barry C. Burkholder
                                                President
                                                Chief Executive Officer
                                                (Duly Authorized Officer)



 Date             FEBRUARY 8, 2000              /s/ ANTHONY J. NOCELLA
       -------------------------------------    ------------------------
                                                Anthony J. Nocella
                                                Vice Chairman
                                                Chief Financial Officer