Form 10-Q
period 2000-03-31
BANK UNITED CORP
filed 2000-05-12
CIK 906420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the quarterly period ended March 31, 2000.

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

                               Yes [X]    No [ ]

      As of May 10, 2000, there were 32,441,426 shares of the registrant's common stock outstanding.

                                BANK UNITED CORP.

                                      INDEX

                                                                            PAGE

PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements..............................................1

           Consolidated Statements of Financial Condition -
           As of March 31, 2000 (unaudited) and September 30, 1999...........1

           Consolidated Statements of Operations -
           For the Three and Six Months Ended March 31, 2000 and 1999
           (unaudited).......................................................2

           Consolidated Statements of Stockholders' Equity -
           For the Six Months Ended March 31, 2000 and 1999 (unaudited)......3

           Consolidated Statements of Cash Flows -
           For the Six Months Ended March 31, 2000 and 1999 (unaudited)......4

           Notes to Consolidated Financial Statements (unaudited)............5

           Independent Auditors' Review Report...............................9

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................10

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.......20

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings................................................21

   Item 2. Changes in Securities and Use of Proceeds........................21

   Item 3. Defaults Upon Senior Securities..................................21

   Item 4. Submission of Matters to a Vote of Security Holders..............21

   Item 5. Other Information................................................22

   Item 6. Exhibits and Reports on Form 8-K.................................22

   Signatures...............................................................23

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                                BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                                                                     MARCH 31,         SEPTEMBER 30,
                                                                                                       2000                1999
                                                                                                   ------------        ------------
                                                                                                    (UNAUDITED)
ASSETS

Cash and cash equivalents ..................................................................       $    188,797        $    183,260
Securities purchased under agreements to resell and federal funds sold .....................            244,846             390,326
Securities and other investments
      Held to maturity, at amortized cost (fair value of $11.3 million in 2000
         and $11.7 million in 1999) ........................................................             11,675              12,106
      Available for sale, at fair value ....................................................            126,594             131,432
Mortgage-backed securities
      Held to maturity, at amortized cost (fair value of $273.3 million in 2000
         and $308.8 million in 1999) .......................................................            282,416             315,288
      Available for sale, at fair value ....................................................            614,597             688,714
Loans
      Held for investment (allowance for credit losses of $94.7 million in 2000
         and $82.7 million in 1999) ........................................................         13,898,704          12,422,238
      Held for sale ........................................................................            556,728             693,964
Federal Home Loan Bank stock ...............................................................            334,775             328,886
Mortgage servicing rights ..................................................................            557,779             534,694
Servicing receivables ......................................................................            131,716             116,397
Deferred tax asset .........................................................................            105,645             110,512
Premises and equipment .....................................................................             89,966              88,684
Intangible assets ..........................................................................             81,101              83,778
Real estate owned ..........................................................................             22,011              17,278
Other assets ...............................................................................            141,023             127,122
                                                                                                   ------------        ------------
TOTAL ASSETS ...............................................................................       $ 17,388,373        $ 16,244,679
                                                                                                   ============        ============

LIABILITIES

Deposits ...................................................................................       $  8,505,536        $  7,508,502
Federal Home Loan Bank advances ............................................................          6,593,300           6,443,470
Securities sold under agreements to repurchase and federal funds
      purchased ............................................................................            553,165             516,900
Notes payable ..............................................................................            368,810             368,762
Other liabilities ..........................................................................            282,657             308,131
                                                                                                   ------------        ------------
            Total liabilities ..............................................................         16,303,468          15,145,765
                                                                                                   ------------        ------------

MINORITY INTEREST AND REDEEMABLE PREFERRED STOCK

Preferred stock issued by consolidated subsidiary ..........................................            185,500             185,500
Redeemable preferred stock .................................................................            100,000             160,000
                                                                                                   ------------        ------------
                                                                                                        285,500             345,500
                                                                                                   ------------        ------------
STOCKHOLDERS' EQUITY

Common stock ...............................................................................                325                 325
Paid-in capital ............................................................................            132,411             132,153
Retained earnings ..........................................................................            693,662             646,549
Unearned stock compensation ................................................................             (3,784)             (4,686)
Accumulated other comprehensive income - net unrealized losses on
      securities available for sale, net of tax ............................................            (22,120)            (20,058)
Treasury stock, at cost ....................................................................             (1,089)               (869)
                                                                                                   ------------        ------------
            Total stockholders' equity .....................................................            799,405             753,414
                                                                                                   ------------        ------------

TOTAL LIABILITIES, MINORITY INTEREST, REDEEMABLE
PREFERRED STOCK, AND STOCKHOLDERS' EQUITY ..................................................       $ 17,388,373        $ 16,244,679
                                                                                                   ============        ============

          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                              FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                                 ENDED MARCH 31,                 ENDED MARCH 31,
                                                                             ------------------------       ------------------------
                                                                               2000           1999            2000           1999
                                                                             ---------      ---------       ---------      ---------
                                                                                            (RESTATED)                    (RESTATED)
INTEREST INCOME
Short-term interest-earning assets ....................................      $   7,255      $   5,514       $  12,273      $  10,476
Securities and other investments ......................................          2,422          1,990           5,258          3,605
Mortgage-backed securities ............................................         15,585         17,779          31,874         35,746
Loans .................................................................        276,940        213,263         542,704        423,028
Federal Home Loan Bank stock ..........................................          5,117          4,059           9,884          7,882
                                                                             ---------      ---------       ---------      ---------
         Total interest income ........................................        307,319        242,605         601,993        480,737
                                                                             ---------      ---------       ---------      ---------
INTEREST EXPENSE

Deposits ..............................................................         93,652         71,292         181,718        145,668
Federal Home Loan Bank advances .......................................         97,229         74,948         188,605        145,478
Securities sold under agreements to repurchase and
      federal funds purchased .........................................          7,491          8,666          15,136         18,788
Notes payable .........................................................          7,922          5,088          15,843          9,975
                                                                             ---------      ---------       ---------      ---------
         Total interest expense .......................................        206,294        159,994         401,302        319,909
                                                                             ---------      ---------       ---------      ---------
         Net interest income ..........................................        101,025         82,611         200,691        160,828
PROVISION FOR CREDIT LOSSES ...........................................          8,925          5,982          16,067         12,468
                                                                             ---------      ---------       ---------      ---------
         Net interest income after provision for credit losses ........         92,100         76,629         184,624        148,360
                                                                             ---------      ---------       ---------      ---------
NON-INTEREST INCOME

Loan servicing fees, net ..............................................         19,514         12,875          36,360         27,598
Deposit fees and charges ..............................................          8,130          4,958          16,017          9,797
Net gains (losses)
      Sales of single family loans and servicing rights ...............          3,843          4,662           6,056         13,175
      Securities and mortgage-backed securities .......................            555            605           1,188            785
      Other loans .....................................................          1,778            (38)          3,482          1,027
                                                                             ---------      ---------       ---------      ---------
         Net gains (losses) ...........................................          6,176          5,229          10,726         14,987
Other .................................................................          4,837          5,264           8,893          9,107
                                                                             ---------      ---------       ---------      ---------
         Total non-interest income ....................................         38,657         28,326          71,996         61,489
                                                                             ---------      ---------       ---------      ---------
NON-INTEREST EXPENSE

Compensation and benefits .............................................         34,221         25,419          66,949         47,652
Occupancy .............................................................          6,816          5,340          12,965         10,068
Data processing .......................................................          6,937          4,700          13,524          9,051
Court of claims litigation ............................................            625          1,316           1,250          4,077
Amortization of intangibles ...........................................          1,848          1,582           3,654          2,920
Other .................................................................         22,211         18,276          43,591         36,736
                                                                             ---------      ---------       ---------      ---------
         Total non-interest expense ...................................         72,658         56,633         141,933        110,504
                                                                             ---------      ---------       ---------      ---------
         Income before income taxes and minority interest .............         58,099         48,322         114,687         99,345
INCOME TAX EXPENSE ....................................................         20,721         18,292          40,969         37,376
                                                                             ---------      ---------       ---------      ---------
         Income before minority interest ..............................         37,378         30,030          73,718         61,969
MINORITY INTEREST

Subsidiary preferred stock dividends ..................................          4,563          4,563           9,126          9,126
                                                                             ---------      ---------       ---------      ---------
         NET INCOME ...................................................      $  32,815      $  25,467       $  64,592      $  52,843
                                                                             =========      =========       =========      =========

         NET INCOME AVAILABLE TO COMMON STOCKHOLDERS ..................      $  30,436      $  25,467       $  59,248      $  52,843
                                                                             =========      =========       =========      =========

EARNINGS PER COMMON SHARE

      Basic ...........................................................      $    0.94      $    0.79       $    1.83      $    1.64
      Diluted .........................................................           0.93           0.77            1.80           1.60

          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the Six Months Ended March 31, 2000 and 1999
                        (in thousands, except share data)
                                   (unaudited)



                                                                      COMMON STOCK
                                                    -------------------------------------------------
                                                            CLASS A                  CLASS B
                                                    -----------------------   -----------------------    PAID-IN      RETAINED
                                                      SHARES       AMOUNT       SHARES       AMOUNT      CAPITAL      EARNINGS
                                                    ----------   ----------   ----------   ----------   ----------   ----------
BALANCE AT
      SEPTEMBER 30, 1998, RESTATED ..............   28,969,592   $      290    3,241,320   $       32   $  132,066   $  560,961
          Net income ............................         --           --           --           --           --         52,843
          Net change in unrealized gains (losses)         --           --           --           --           --           --
                                                    ----------   ----------   ----------   ----------   ----------   ----------
              Total comprehensive income ........         --           --           --           --           --         52,843
                                                    ----------   ----------   ----------   ----------   ----------   ----------
          Dividends declared:
              Common stock ($0.314 per share) ...         --           --           --           --           --        (10,106)
          Stock options exercised ...............       94,805            1         --           --            506         --
          Stock repurchased .....................         --           --           --           --           --           --
                                                    ----------   ----------   ----------   ----------   ----------   ----------
BALANCE AT
      MARCH 31, 1999, RESTATED ..................   29,064,397   $      291    3,241,320   $       32   $  132,572   $  603,698
                                                    ==========   ==========   ==========   ==========   ==========   ==========
BALANCE AT
      SEPTEMBER 30, 1999 ........................   32,477,826   $      325         --     $     --     $  132,153   $  646,549
          Net income ............................         --           --           --           --           --         64,592
          Net change in unrealized gains (losses)         --           --           --           --           --           --
                                                    ----------   ----------   ----------   ----------   ----------   ----------
              Total comprehensive income ........         --           --           --           --           --         64,592
                                                    ----------   ----------   ----------   ----------   ----------   ----------
          Dividends declared:
              Common stock ($0.370 per share) ...         --           --           --           --           --        (12,002)
              Redeemable preferred stock
              ($1.85 per share) .................         --           --           --           --           --         (5,344)
          Stock options exercised ...............         --           --           --           --            258         (133)
          Stock repurchased .....................         --           --           --           --           --           --
          Amortization of unrealized stock
              compensation ......................         --           --           --           --           --           --
                                                    ----------   ----------   ----------   ----------   ----------   ----------
BALANCE AT
      MARCH 31, 2000 ............................   32,477,826   $      325         --     $     --     $  132,411   $  693,662
                                                    ==========   ==========   ==========   ==========   ==========   ==========

                                                                   ACCUMULATED
                                                                     OTHER
                                                                  COMPREHENSIVE
                                                                    INCOME -
                                                      UNEARNED     UNREALIZED         TREASURY STOCK           TOTAL
                                                       STOCK         GAINS       ------------------------   STOCKHOLDERS'
                                                    COMPENSATION    (LOSSES)       SHARES        AMOUNT        EQUITY
                                                     ----------    ----------    ----------    ----------    ----------
BALANCE AT
      SEPTEMBER 30, 1998, RESTATED ..............    $     --      $   (1,454)      (14,200)   $     (501)   $  691,394
          Net income ............................          --            --            --            --          52,843
          Net change in unrealized gains (losses)          --          (3,254)         --            --          (3,254)
                                                     ----------    ----------    ----------    ----------    ----------
              Total comprehensive income ........          --          (3,254)         --            --          49,589
                                                     ----------    ----------    ----------    ----------    ----------
          Dividends declared:
              Common stock ($0.314 per share) ...          --            --            --            --         (10,106)
          Stock options exercised ...............          --            --            --            --             507
          Stock repurchased .....................          --            --         (20,000)         (562)         (562)
                                                     ----------    ----------    ----------    ----------    ----------
BALANCE AT
      MARCH 31, 1999, RESTATED ..................    $     --      $   (4,708)      (34,200)   $   (1,063)   $  730,822
                                                     ==========    ==========    ==========    ==========    ==========
BALANCE AT
      SEPTEMBER 30, 1999 ........................    $   (4,686)   $  (20,058)      (28,900)   $     (869)   $  753,414
          Net income ............................          --            --            --            --          64,592
          Net change in unrealized gains (losses)          --          (2,062)         --            --          (2,062)
                                                     ----------    ----------    ----------    ----------    ----------
              Total comprehensive income ........          --          (2,062)         --            --          62,530
                                                     ----------    ----------    ----------    ----------    ----------
          Dividends declared:
              Common stock ($0.370 per share) ...          --            --            --            --         (12,002)
              Redeemable preferred stock
              ($1.85 per share) .................          --            --            --            --          (5,344)
          Stock options exercised ...............          --            --          12,000           375           500
          Stock repurchased .....................          --            --         (22,000)         (595)         (595)
          Amortization of unrealized stock
              compensation ......................           902          --            --            --             902
                                                     ----------    ----------    ----------    ----------    ----------
BALANCE AT
      MARCH 31, 2000 ............................    $   (3,784)   $  (22,120)      (38,900)   $   (1,089)   $  799,405
                                                     ==========    ==========    ==========    ==========    ==========

          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                         FOR THE SIX MONTHS
                                                                                                            ENDED MARCH 31,
                                                                                                   --------------------------------
                                                                                                      2000                  1999
                                                                                                   -----------          -----------
                                                                                                                        (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
         Net cash (used) provided by operating activities ................................         $  (505,603)         $    26,688
                                                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase price of acquisitions .....................................................                (493)             (45,000)
      Assets purchased in acquisitions ...................................................                --               (184,968)
      Net change in securities purchased under agreements to resell and
         federal funds sold ..............................................................             145,480               75,903
      Fundings of loans held for investment ..............................................          (3,460,735)          (2,392,336)
      Proceeds from principal repayments and maturities of
         Loans held for investment .......................................................           2,955,947            2,578,357
         Securities held to maturity .....................................................               2,742                6,054
         Securities available for sale ...................................................                 119                3,115
         Mortgage-backed securities held to maturity .....................................              32,971               77,245
         Mortgage-backed securities available for sale ...................................              36,780              117,170
      Proceeds from the sale of
         Securities available for sale ...................................................             141,772              198,043
         Mortgage-backed securities available for sale ...................................              56,437                 --
         Mortgage servicing rights .......................................................               2,226                 --
         Federal Home Loan Bank stock ....................................................               5,430               11,000
         Real estate owned acquired through foreclosure ..................................              19,193               14,718
      Purchases of
         Loans held for investment .......................................................            (234,446)          (1,021,884)
         Securities held to maturity .....................................................              (2,308)             (10,214)
         Securities available for sale ...................................................              (1,632)                 (79)
         Mortgage-backed securities held to maturity .....................................                --                 (1,613)
         Mortgage-backed securities available for sale ...................................             (25,124)            (427,690)
         Mortgage servicing rights .......................................................             (61,863)             (32,093)
         Federal Home Loan Bank stock ....................................................              (1,436)             (52,226)
      Other changes in loans held for investment .........................................            (182,751)             (28,380)
      Other changes in mortgage servicing rights .........................................             (14,141)             (20,280)
      Net purchases of premises and equipment ............................................              (7,533)             (20,530)
                                                                                                   -----------          -----------
         Net cash used by investing activities ...........................................            (593,365)          (1,155,688)
                                                                                                   -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net change in deposits .............................................................             997,034               43,285
      Proceeds from deposits purchased ...................................................                --                232,804
      Proceeds from Federal Home Loan Bank advances ......................................           3,078,700            3,027,000
      Repayment of Federal Home Loan Bank advances .......................................          (2,928,870)          (2,065,709)
      Net change in securities sold under agreements to repurchase
         and federal funds purchased .....................................................              36,265             (235,960)
      Proceeds from issuance of notes payable ............................................                --                148,984
      Payment of issuance costs of notes payable .........................................                --                 (1,964)
      Redemption of redeemable preferred stock ...........................................             (60,000)                --
      Payment of dividends ...............................................................             (18,529)             (10,106)
      Stock repurchased ..................................................................                (595)                (562)
      Stock options exercised ............................................................                 500                  507
                                                                                                   -----------          -----------
         Net cash provided by financing activities .......................................           1,104,505            1,138,279
                                                                                                   -----------          -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................................................               5,537                9,279
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................................             183,260              236,588
                                                                                                   -----------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................................         $   188,797          $   245,867
                                                                                                   ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Cash paid for interest .............................................................         $   379,534          $   313,452
      Cash paid for income taxes .........................................................              29,472                 --
NONCASH INVESTING ACTIVITIES
      Real estate owned acquired through foreclosure .....................................              14,280               22,350
      Securitization of loans ............................................................             143,769              202,219
      Net transfer of loans to held for investment from held for sale ....................            (583,894)            (360,198)

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

2. BASIS OF PRESENTATION

   The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements have been included. The results of operations for the six months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. The interim financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

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

                                                               FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                                  ENDED MARCH 31,           ENDED MARCH 31,
                                                              ----------   ----------   ----------   ----------
                                                                 2000         1999         2000         1999
                                                              ----------   ----------   ----------   ----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME
Net income available to common stockholders ...............   $   30,436   $   25,467   $   59,248   $   52,843
                                                              ==========   ==========   ==========   ==========

SHARES
Average common shares outstanding .........................       32,439       32,190       32,447       32,185
Potentially dilutive common shares from options ...........          282          723          385          673
                                                              ----------   ----------   ----------   ----------
Average common shares and potentially dilutive common
    shares outstanding ....................................       32,721       32,913       32,832       32,858
                                                              ==========   ==========   ==========   ==========

BASIC EPS .................................................   $     0.94   $     0.79   $     1.83   $     1.64

DILUTED EPS ...............................................         0.93         0.77         1.80         1.60

   Options to purchase 2,022,250 and 544,200 shares of common stock at weighted-average exercise prices of $39.42 and $44.76 were excluded from the computation of diluted EPS for the three months ended March 31, 2000 and 1999, because the options' exercise price was greater than the average market price of the common stock. Options to purchase 1,959,559 and 700,271 shares of common stock at weighted-average exercise prices of $39.85 and $43.24 were excluded from the computation of diluted EPS for the six months ended March 31, 2000 and 1999, because the options' exercise price was greater than the average market price of the common stock.

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The Company will be required to issue shares of its common stock in August 2002 pursuant to purchase contracts outstanding. The maximum number of shares to be issued under the purchase contracts is 2,671,120 and the minimum number is 2,225,940. These purchase contracts were not dilutive during the three or six months ended March 31, 2000 and therefore were not included in the computation of diluted EPS for those periods.

4. SUMMARY OF STOCK-BASED COMPENSATION

   The Company has granted stock options to certain employees and members of its Board of Directors under incentive and compensation plans. During the six months ended March 31, 2000, 12,000 options for Parent Company common stock were exercised by employees of the Bank. See the Company's 1999 Annual Report on Form 10-K for additional disclosures regarding these options.

                                                                                            AT MARCH 31,
                                                               ---------------------------------------------------------------------
                                                                             2000                                1999
                                                               ---------------------------------   ---------------------------------
                                                                  NUMBER OF     WEIGHTED-AVERAGE      NUMBER OF     WEIGHTED-AVERAGE
                                                                   OPTIONS       EXERCISE PRICE        OPTIONS       EXERCISE PRICE
                                                               ---------------  ----------------   ---------------  ----------------
Outstanding at end of period ...............................         3,712,770  $          31.58         2,159,470  $          29.42
Vested at end of period ....................................         1,407,550             22.90           826,596             20.64
Exercisable at end of period ...............................         1,407,550             22.90            32,500             32.16

5.    REDEEMABLE PREFERRED STOCK

   On February 15, 2000, the Company redeemed at par its 1,200,000 shares of Series A Preferred Stock. In exchange for the Series A Preferred Stock, a cash payment of $50.94375 per share was delivered to the holders, representing the redemption price of $50.00 per share plus all accrued and unpaid dividends from the last dividend date up to the date of redemption.

6. SEGMENTS

   The Company's business segments include Commercial Banking (principally comprised of Residential Construction Lending, Mortgage Banker Finance, Commercial Real Estate Lending, Multi-Family Lending, and Healthcare Lending), Community Banking, Mortgage Banking (comprised of Mortgage Servicing and Mortgage Production), and Investment Portfolio.

 o Commercial Banking provides credit and a variety of cash management and other services primarily to mortgage bankers, builders, developers, and healthcare operators. Other products and industry specialties include Small Business Administration ("SBA") securitizations, and other commercial and industrial loan products.

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

   Income for segment reporting purposes is defined as income before income taxes and minority interest as these items are not allocated to the segments. Revenues are comprised of net interest income before the provision for credit losses and non-interest income. Other includes unallocated expenses, financing costs incurred at the Parent Company, the net effect of transfer pricing, and certain unallocated provisions for loan losses.

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Summarized financial information by business segment for the periods indicated, was as follows:

                                                           FOR THE THREE MONTHS             FOR THE SIX MONTHS               AT
                                                               ENDED MARCH 31,                ENDED MARCH 31,             MARCH 31,
                                                                   2000                            2000                     2000
                                                       ----------------------------     ----------------------------     -----------
                                                         INCOME          REVENUES         INCOME          REVENUES          ASSETS
                                                       -----------      -----------     -----------      -----------     -----------
                                                                                       (IN THOUSANDS)
Commercial Banking
         Residential Construction Lending ........     $     7,367      $    10,404     $    14,053      $    20,087     $ 1,407,272
         Mortgage Banker Finance .................           5,906            9,364          11,454           18,846       1,357,565
         Commercial Real Estate Lending ..........           4,645            6,297           8,818           12,341       1,102,278
         Multi-Family Lending ....................           4,965            6,675           9,690           13,244       1,227,545
         Healthcare Lending ......................           4,818            6,126           8,025           10,718         744,878
         Other Commercial ........................           2,914            4,138           6,473            8,673         488,664
                                                       -----------      -----------     -----------      -----------     -----------
           Total Commercial Banking ..............          30,615           43,004          58,513           83,909       6,328,202
Community Banking ................................           6,359           48,672          10,999           93,315       1,359,250
Mortgage Banking

         Mortgage Servicing ......................           9,591           21,321          17,231           38,850         808,846
         Mortgage Production .....................           1,573            6,849           1,570           14,486       3,129,455
                                                       -----------      -----------     -----------      -----------     -----------
           Total Mortgage Banking ................          11,164           28,170          18,801           53,336       3,938,301
Investment Portfolio .............................          11,417           18,670          23,345           37,689       4,987,244
                                                       -----------      -----------     -----------      -----------     -----------
         Reportable Segments .....................          59,555          138,516         111,658          268,249      16,612,997
Other ............................................          (1,456)           1,166           3,029            4,438         775,376
                                                       -----------      -----------     -----------      -----------     -----------
         Total ...................................     $    58,099      $   139,682     $   114,687      $   272,687     $17,388,373
                                                       ===========      ===========     ===========      ===========     ===========


                                                           FOR THE THREE MONTHS             FOR THE SIX MONTHS               AT
                                                               ENDED MARCH 31,                ENDED MARCH 31,             MARCH 31,
                                                                   1999                            1999                     1999
                                                       ----------------------------     ----------------------------     -----------
                                                         INCOME          REVENUES         INCOME          REVENUES          ASSETS
                                                       -----------      -----------     -----------      -----------     -----------
                                                                                       (IN THOUSANDS)
Commercial Banking
         Residential Construction Lending ........     $     5,818      $     8,284     $    10,081      $    15,112     $ 1,043,754
         Mortgage Banker Finance .................           4,958            6,899          10,606           13,617       1,012,391
         Commercial Real Estate Lending ..........           3,294            4,826           6,390            9,072         635,259
         Multi-Family Lending ....................           3,583            5,440           6,435            9,919         910,380
         Healthcare Lending ......................           1,949            2,893           3,094            4,975         447,063
         Other Commercial ........................           1,320            2,270           3,028            5,007         453,857
                                                       -----------      -----------     -----------      -----------     -----------
           Total Commercial Banking ..............          20,922           30,612          39,634           57,702       4,502,704
Community Banking ................................           6,631           35,286          13,261           66,891       1,128,654
Mortgage Banking
         Mortgage Servicing ......................           4,465           13,239          12,879           29,965         687,661
         Mortgage Production .....................           2,252            9,503          11,387           26,072       2,363,808
                                                       -----------      -----------     -----------      -----------     -----------
           Total Mortgage Banking ................           6,717           22,742          24,266           56,037       3,051,469
Investment Portfolio .............................          10,608           16,423          23,757           35,879       5,548,756
                                                       -----------      -----------     -----------      -----------     -----------
         Reportable Segments .....................          44,878          105,063         100,918          216,509      14,231,583
Other ............................................           3,444            5,874          (1,573)           5,808         763,753
                                                       -----------      -----------     -----------      -----------     -----------
         Total ...................................     $    48,322      $   110,937     $    99,345      $   222,317     $14,995,336
                                                       ===========      ===========     ===========      ===========     ===========

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The increase in Commercial Banking income year over year was due to a 42% increase in commercial loan balances outstanding for this segment. The Community Bank realized a lower level of income due to costs associated with the 7-Day Banking Center initiative. The decrease in income for the Mortgage Bank was due to lower gains on sales of single family loans and servicing caused by a significant decrease in fixed-rate refinancings. Mortgage Servicing income increased as loan principal prepayments slowed and was offset by lower Mortgage Production originations. The increase in other year over year was due to lower unallocated expenses. As compared to the year ago quarter, other decreased due to additional loan loss reserves established in the current quarter.

7.    RELATED PARTIES

   In August 1999, the Parent Company entered into five loan participation agreements with the Bank totalling $60 million. In February 2000, the Bank repurchased the participation agreements.

8.    RECENT ACCOUNTING STANDARDS

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

INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Stockholders
Bank United Corp.:

We have reviewed the accompanying consolidated statement of financial condition of Bank United Corp. and subsidiaries as of March 31, 2000, and the related consolidated statements of operations for the three-month and six-month periods then ended and the related consolidated statements of stockholders' equity, and cash flows for the six-month period then ended. These consolidated financial statements are the responsibility of the Company's management.

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

Houston, Texas
April 19, 2000

                                BANK UNITED CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999

GENERAL

   Net income was $64.6 million or $1.80 per diluted share for the six months ended March 31, 2000, compared to $52.8 million or $1.60 per diluted share for the six months ended March 31, 1999. Net interest income increased due to higher levels of interest-earning assets, particularly commercial loans, and to an increase in the net yield on interest-earning assets ("net yield"). A larger loan servicing portfolio, coupled with the favorable impact of rising interest rates on that portfolio, contributed to an increase in net loan servicing fees, partially offsetting lower single family loan originations and the resulting sales. Expansion of the Community Banking business resulted in an increase in deposit fees and charges. Higher non-interest expenses reflect costs associated with the growth in the Community and Commercial Banking businesses as well as new technology initiatives.

 NET INTEREST INCOME

   Net interest income was $200.7 million for the six months ended March 31, 2000, compared to $160.8 million for the six months ended March 31, 1999, a $39.9 million or 25% increase. This increase was due to a $2.4 billion or 18% increase in average interest-earning assets as well as a change in the composition of the assets. The net yield increased 14 basis points to 2.57% for the six months ended March 31, 2000.


     AVERAGE BALANCE SHEET, INTEREST INCOME/EXPENSE, AND AVERAGE YIELD/RATE

                                                                       FOR THE SIX MONTHS ENDED MARCH 31,
                                             -------------------------------------------------------------------------------------
                                                                2000                                         1999
                                             -----------------------------------------    ----------------------------------------
                                               AVERAGE                        YIELD/        AVERAGE                      YIELD/
                                               BALANCE        INTEREST       RATE (1)       BALANCE        INTEREST     RATE (1)
                                             -----------    -----------    -----------    -----------    -----------   -----------
                                                                             (DOLLARS IN THOUSANDS)
Interest-earning assets
   Short-term interest-earning assets ....   $   403,492    $    12,273           5.98%   $   414,883    $    10,476          5.12%
   Securities and other investments ......       164,975          5,258           6.37        145,291          3,605          5.29
   Mortgage-backed securities ............       960,557         31,874           6.64      1,124,774         35,746          6.38
   Loans
      Single family ......................     7,147,164        260,116           7.28      6,873,145        242,684          7.07
      Commercial .........................     6,059,827        254,568           8.37      4,041,667        159,608          7.93
      Consumer ...........................       708,781         28,020           7.91        528,811         20,736          7.93
                                             -----------    -----------    -----------    -----------    -----------   -----------
           Total loans ...................    13,915,772        542,704           7.79     11,443,623        423,028          7.41
   FHLB stock ............................       332,890          9,884           5.94        281,789          7,882          5.61
                                             -----------    -----------    -----------    -----------    -----------   -----------
      Total interest-earning assets ......    15,777,686        601,993           7.62     13,410,360        480,737          7.19
Non-interest-earning assets ..............     1,223,196                                    1,110,776
                                             -----------                                  -----------
      Total assets .......................   $17,000,882                                  $14,521,136
                                             ===========                                  ===========

Interest-bearing liabilities
   Deposits
      Interest-bearing ...................   $ 7,029,672        181,718           5.17    $ 5,889,280        145,668          4.98
      Non-interest bearing ...............     1,181,735           --             --        1,096,443           --            --
                                             -----------    -----------    -----------    -----------    -----------   -----------
           Total deposits ................     8,211,407        181,718           4.43      6,985,723        145,668          4.20
   FHLB advances .........................     6,543,345        188,605           5.68      5,538,186        145,478          5.20
   Securities sold under agreements
      to repurchase and federal funds
      purchased ..........................       543,400         15,136           5.48        726,231         18,788          5.16
   Notes payable .........................       370,667         15,843           8.55        225,457          9,975          8.85
                                             -----------    -----------    -----------    -----------    -----------   -----------
      Total interest-bearing liabilities .    15,668,819        401,302           5.09     13,475,597        319,909          4.74
Non-interest-bearing liabilities,
    minority interest, redeemable
    preferred stock, and stockholders'
    equity ...............................     1,332,063                                    1,045,539
                                             -----------                                  -----------
      Total liabilities, minority
        interest, redeemable preferred
        stock, and stockholders' equity ..   $17,000,882                                  $14,521,136
                                             ===========                                  ===========

Net interest income/interest rate spread .                  $   200,691           2.53%                  $   160,828          2.45%
                                                            ===========    ===========                   ===========   ===========

Net yield on interest-earning assets .....                                        2.57%                                       2.43%
                                                                           ===========                                 ===========

Ratio of average interest-earning
   assets to average interest-bearing
   liabilities ...........................                                        1.01                                        1.00
                                                                           ===========                                 ===========

(1) Annualized.

                                BANK UNITED CORP.

   Average interest-earning assets increased 18% to $15.8 billion during the six months ended March 31, 2000, compared to the six months ended March 31, 1999, primarily due to a 50% increase in higher yielding commercial loans. The increase in average interest-earnings assets was funded with deposits and Federal Home Loan Bank ("FHLB") advances. See "Discussion of Changes in Financial Condition."

   The net yield was 2.57% for the six months ended March 31, 2000, compared to 2.43% for the six months ended March 31, 1999. During the six months ended March 31, 2000, market interest rates increased, causing upward rate resets on the Company's substantial portfolio of adjustable-rate commercial loans. As a result, net interest income and gross yields rose during the current period. During this period, more assets repriced than liabilities, hence the increase in gross yields on assets more than offset the rise in the costs of funds, resulting in a 14 basis point increase in the net yield for the six months ended March 31, 2000.

PROVISION FOR CREDIT LOSSES

    Management periodically evaluates each loan portfolio based on a variety of factors in an effort to determine that the period end allowance for credit loss level is adequate to cover probable losses. The allowance for credit losses totalled $94.7 million or .65% of total loans at March 31, 2000, compared to $82.7 million or .63% at September 30, 1999, and $59.3 million or .51% at March 31, 1999. The provision for credit losses totalled $16.1 million for the six months ended March 31, 2000, compared to $12.5 million for the six months ended March 31, 1999.

                           ALLOWANCE FOR CREDIT LOSSES

                                                                SINGLE
                                                                FAMILY        COMMERCIAL       CONSUMER         TOTAL
                                                             ------------    ------------    ------------    ------------
                                                                                    (IN THOUSANDS)
Balance at September 30, 1998 ............................   $     12,503    $     32,745    $      2,255    $     47,503
    Provision ............................................          1,989          10,144             335          12,468
    Midland acquisition ..................................           --             2,594            --             2,594
    Net charge-offs ......................................         (1,651)           (981)           (613)         (3,245)
                                                             ------------    ------------    ------------    ------------
Balance at March 31, 1999 ................................   $     12,841    $     44,502    $      1,977    $     59,320
                                                             ============    ============    ============    ============

Balance at September 30, 1999 ............................   $     19,030    $     61,271    $      2,404    $     82,705
    Provision ............................................          1,776          13,468             823          16,067
    Net charge-offs ......................................         (2,797)           (452)           (804)         (4,053)
                                                             ------------    ------------    ------------    ------------
Balance at March 31, 2000 ................................   $     18,009    $     74,287    $      2,423    $     94,719
                                                             ============    ============    ============    ============

   During the six months ended March 31, 2000, the Company reassessed the allowance for credit losses and determined that the allowance for single family loans could be reduced based on the portfolio's historical losses. Accordingly, $1.9 million of the single family allowance was reversed through a negative provision, bringing the single family allowance ratio to 26 basis points at March 31, 2000 compared to 29 basis points at September 30, 1999. The Company increased the commercial loan allowance during the period due to growth in the portfolio, increased risks associated with this type of asset, and management's assessment of the current economic environment. The commercial loan allowance ratio increased to 116 basis points at March 31, 2000, up from 114 basis points at September 30, 1999.

                               BANK UNITED CORP.

                              NONPERFORMING ASSETS

                                         MARCH 31,        SEPTEMBER 30,        MARCH 31,
                                           2000               1999               1999
                                      ---------------    ---------------   ---------------
                                                         (IN THOUSANDS)
Nonperforming loans
    Single family ..................  $        76,757    $        73,575   $        56,025
    Commercial .....................           22,013             14,170             5,927
    Consumer .......................            1,437              1,617             1,354
                                      ---------------    ---------------   ---------------
                                              100,207             89,362            63,306
(Discounts) premiums ...............           (2,125)               287              (148)
                                      ---------------    ---------------   ---------------
    Nonperforming loans ............           98,082             89,649            63,158
Real estate owned
    Single family ..................           22,047             17,231            22,230
    Commercial .....................            1,122              1,387             7,364
                                      ---------------    ---------------   ---------------
                                               23,169             18,618            29,594
                                      ---------------    ---------------   ---------------
       Total nonperforming assets ..  $       121,251    $       108,267   $        92,752
                                      ===============    ===============   ===============

   Nonperforming loans may include loans on both accrual and nonaccrual status. On a loan-by-loan basis, management may continue to accrue interest on loans that are past due more than 90 days if management believes that the individual loan is in the process of collection or renewal and the interest is fully collectible. At March 31, 2000, the commercial nonperforming loan total includes $1.7 million of loans that are greater than 90 days past due and still accruing interest. At September 30, 1999, and March 31, 1999, there were no loans greater than 90 days past due and still accruing interest included in the nonperforming loan totals.

                          SELECTED ASSET QUALITY RATIOS

                                                                              AT OR FOR THE         AT OR FOR        AT OR FOR THE
                                                                             SIX MONTHS ENDED     THE YEAR ENDED    SIX MONTHS ENDED
                                                                              MARCH 31, 2000    SEPTEMBER 30, 1999   MARCH 31, 1999
                                                                              ---------------    ---------------    ---------------
Allowance for credit losses to nonperforming loans
    Single family .........................................................             24.04%             25.71%             22.96%
    Commercial ............................................................            341.28             436.59             752.87
    Consumer ..............................................................            171.97             151.77             148.65
    Total .................................................................             96.57              92.25              93.92
Allowance for credit losses to total loans
    Single family .........................................................              0.26               0.29               0.26
    Commercial ............................................................              1.16               1.14               1.00
    Consumer ..............................................................              0.33               0.36               0.34
    Total .................................................................              0.65               0.63               0.51
Nonperforming assets to total assets ......................................              0.70               0.67               0.62
Net loan charge-offs to average loans - annualized
    Single family .........................................................              0.09               0.06               0.07
    Commercial ............................................................              0.02               0.03               0.05
    Consumer ..............................................................              0.23               0.22               0.23
    Total .................................................................              0.06               0.05               0.06

   The Company's commercial loan portfolio was net of $18.0 million in discounts at March 31,2000.

   The following table summarizes the recorded investments in impaired loans and related allowances:

                                             AT OR FOR THE SIX    AT OR FOR
                                               MONTHS ENDED    THE YEAR ENDED
                                              MARCH 31, 2000  SEPTEMBER 30, 1999
                                             ---------------   ---------------
                                                     (IN  THOUSANDS)

Impaired loans with allowance ............   $        22,313   $        44,406
Impaired loans with no allowance .........              --                --
                                             ---------------   ---------------

Total impaired loans .....................   $        22,313   $        44,406
                                             ===============   ===============

Average impaired loans ...................   $        17,951   $        13,630
Allowance for impaired loans .............             6,892             6,626

   At September 30, 1999, impaired loans included a $41.5 million secured loan to a mortgage banking company. A principal payment was received on this loan during the six month period ended March 31, 2000, resulting in an outstanding loan balance of $7.3 million. The Company believes that all of its impaired loans are adequately secured and reserved.

NON-INTEREST INCOME

   Non-interest income totalled $72.0 million for the six months ended March 31, 2000, compared to $61.5 million for the six months ended March 31, 1999. During the period, higher levels of net loan servicing fees somewhat offset the effect of lower single family loan originations and lower single family loan sales. The continued growth in the Community Bank contributed to increased deposit fees and charges.

   The largest component of non-interest income is net loan servicing fees, which increased $8.8 million or 32% to $36.4 million during the six months ended March 31, 2000, compared to the six months ended March 31, 1999. Growth in the servicing portfolio, higher servicing fees received per loan and a slow down in the amortization rate on the mortgage servicing rights ("MSRs") all contributed to this increase. The portfolio of single family loans serviced for others increased 17% to $26.8 billion at March 31, 2000 from March 31, 1999. During the twelve month period ended March 31, 2000, the Company purchased $7.9 billion in servicing rights, a large portion of which were Government National Mortgage Association ("GNMA") securities. Loans included in GNMA securities generally yield a higher servicing fee rate than conventional and other government related servicing, contributing to the increase in average servicing fees earned. The annualized average service fee rate was 44.1 basis points for the six months ended March 31, 2000, compared to 42.4 basis points for the six months ended March 31, 1999. Increased market interest rates during the current period caused a corresponding decline in mortgage loan prepayment activity, contributing to a reduction in the MSR impairment reserve as well as a slow down in MSR amortization. The single family servicing portfolio totalled $31.9 billion at March 31, 2000, including $5.1 billion serviced for the Company's own account and $26.8 billion serviced for others.

   Deposit fees and charges, which are primarily comprised of Community Banking transaction fees, increased $6.2 million during the six months ended March 31, 2000, to $16.0 million. The number of checking accounts increased 31% over the year ago period to 251,000 at March 31, 2000. Growth in the number of checking accounts primarily came from expansion of the 7-Day Banking Centers over the past year. See "-Discussion of Changes in Financial Condition".

   Net gains from sales of single family loans and servicing rights and SBA loans and securities comprised the majority of the $10.7 million of gains during the six months ended March 31, 2000, down $4.3 million from the six months ended March 31, 1999. Gains during the current period included $3.0 million related to the sale of $460.9 million of single family servicing rights. No such gains were recognized in the year ago period. Gains on sales of single family loans of $2.7 million declined $10.4 million during the six months ended March 31, 2000, compared to the same period a year ago. A significant drop in fixed rate refinancings during the current period caused a sizeable reduction in sales volume ($655.2 million during the six months ended March 31, 2000, compared to $2.1 billion during the six months ended March 31, 1999). SBA banking gains were $4.0 million for the current period, up 77% from a year ago.

                               BANK UNITED CORP.

NON-INTEREST EXPENSE

   Non-interest expense was $141.9 million and $110.5 million for the six months ended March 31, 2000 and 1999. Included in these amounts are litigation expenses of $1.3 and $4.1 million related to the Company's Court of Claims case against the federal government. See "Legal Proceedings". The increase in non-interest expense was due to the continued growth in all businesses of the Company, particularly the Community Bank and the Commercial Bank. During the twelve months ended March 31, 2000, the Community Bank's retail branch network expanded from 94 branch locations to 154. The Midland acquisition, the 7-Day Banking Center initiative, and the expansion of the SBA banking initiative contributed to this growth. Costs associated with new offices for commercial and mortgage banking and technology initiatives also contributed to the increase. Notwithstanding this growth in the Company's business, the efficiency ratio for the six months ended March 31, 2000 was 50.82%.

INCOME TAX EXPENSE

   The Company's effective income tax rate was 35.7% for the six months ended March 31, 2000, compared to 37.6% for the six months ended March 31, 1999. This reduction was principally a result of the issuance of certain securities in August 1999. The dividends on these securities are deductible for purposes of computing the Company's tax benefit sharing payments to the Federal Savings and Loan Insurance Corporation ("FSLIC") Resolution Fund.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION FROM SEPTEMBER 30, 1999 TO MARCH 31, 2000

GENERAL

   Total assets increased $1.1 billion or 7% to $17.4 billion at March 31, 2000, up from $16.2 billion at September 30, 1999, primarily due to growth in the commercial loan portfolio. Higher asset levels were financed principally with an increase in deposits.

   During the six months ended March 31, 2000, the MBS portfolio declined primarily due to sales, which totalled $55.4 million, and due to principal repayments. Principal repayments of $69.8 million during the six months ended March 31, 2000 were lower than repayments of $194.4 million during the six months ended March 31, 1999 as a result of a decline in payoffs and due to a lower average balance outstanding in the current period. Purchases totalled $25.1 million during the six months ended March 31, 2000. Trade date purchases at September 30, 1999 totalling $42.9 million were settled during the current period, resulting in a decline in other liabilities. The net unrealized loss on MBS available for sale increased $5.5 million, before tax, principally due to the recent rise in market interest rates.

                               BANK UNITED CORP.

                    ORIGINATION, PURCHASE, AND SALE OF LOANS

                                                                                             FOR THE SIX MONTHS
                                                                                               ENDED MARCH 31,
                                                                                        ----------------------------
                                                                                            2000            1999
                                                                                        ------------    ------------
                                                                                               (IN THOUSANDS)

Beginning balance, September 30 ....................................................... $ 13,116,202    $ 10,867,897
   Fundings
       Single family ..................................................................    1,103,768       2,399,092
       Commercial .....................................................................    3,184,620       2,043,508
       Consumer .......................................................................      173,572         142,620
   Purchases
       Single family ..................................................................      356,173         908,151
       Commercial .....................................................................      264,157         580,491
       Consumer .......................................................................         --            25,472
   Net change in mortgage banker finance line of credit ...............................      260,920          80,091
   Repayments
       Single family ..................................................................     (607,517)     (1,441,142)
       Commercial .....................................................................   (2,289,999)     (1,372,905)
       Consumer .......................................................................      (93,023)        (87,203)
   Loans sold or securitized
       Single family ..................................................................     (655,209)     (2,096,196)
       Commercial .....................................................................     (320,403)       (309,524)
       Consumer .......................................................................       (1,267)           --
   Foreclosures .......................................................................      (14,280)        (22,350)
   Net change in allowance for credit losses ..........................................      (12,014)        (11,817)
   Other ..............................................................................      (10,268)        (33,196)
                                                                                        ------------    ------------
Ending balance, March 31 .............................................................. $ 14,455,432    $ 11,672,989
                                                                                        ============    ============

                                 LOAN PORTFOLIO

                                                                                  MARCH 31,     SEPTEMBER 30,     MARCH 31,
                                                                                    2000            1999            1999
                                                                                ------------    ------------    ------------
                                                                                               (IN THOUSANDS)
    Single family
       Held for investment ..................................................   $  6,857,527    $  6,470,636    $  5,001,165
       Held for sale ........................................................        373,868         592,583       1,571,433
    Commercial ..............................................................      6,573,816       5,469,946       4,573,774
    Consumer ................................................................        744,940         665,742         585,937
                                                                                ------------    ------------    ------------
                                                                                  14,550,151      13,198,907      11,732,309
    Less allowance for credit losses ........................................        (94,719)        (82,705)        (59,320)
                                                                                ------------    ------------    ------------
        Total loans receivable ..............................................   $ 14,455,432    $ 13,116,202    $ 11,672,989
                                                                                ============    ============    ============

   As the Company continued to expand its commercial and consumer lending lines of business, the ratio of commercial and consumer loans, as well as the size of the loan portfolio, increased. At March 31, 2000, commercial and consumer loans made up 50% of the total loan portfolio, compared to 46% at September 30, 1999.

   The commercial loan portfolio is primarily comprised of single family construction, multi-family and commercial real estate, healthcare, and mortgage banker finance line of credit loans. All commercial loan categories increased during the six months ended March 31, 2000, resulting in a $1.1 billion or 20% increase in the total commercial loan portfolio. A large portion of the current period's commercial loan fundings came from the residential construction portfolio. Purchases of mortgage banker finance loans during the period also contributed to this growth.

   Single family loan refinancings represented 44% of total originations for the current period, compared to 79% for the prior year period. The decrease in industry-wide refinancings caused by higher market interest rates, resulted in a decline in originations, lower principal repayments and lower sales volumes during the six months ended March 31, 2000.

                               BANK UNITED CORP.

   The increase in the consumer loan portfolio primarily related to fundings of home improvement and home equity loans.

   MSRs increased $23.1 million during the six months ended March 31, 2000, primarily due to purchases. During this period, the Company purchased servicing rights associated with $2.5 billion in loans at a cost of $52.8 million. At March 31, 2000, $2.1 billion of these loans had not yet been transferred to the Company, but are expected to be transferred during the third quarter of fiscal 2000. A liability approximating $33 million was included in other liabilities at March 31, 2000, representing the amount withheld until these loans are transferred. MSRs totalling $12.4 million were created during the six months ended March 31, 2000, through sales of $546.8 million of originated single family loans. Sales of single family servicing rights totalled $460.9 million during the current period. See "Discussion of Results of Operations for the Six Months Ended March 31, 2000 and 1999." A receivable relating to this sale totalling $8.7 million was included in other assets at March 31, 2000, and will be collected upon transfer of the loans to the purchaser.

   Transaction accounts, which include checking, savings, money market, and escrow accounts, increased $321.0 million or 9%, and certificates of deposit increased $218.5 million or 6% during the six months ended March 31, 2000. These increases are due to continued growth in the Community Bank. Wholesale deposits increased to $879.2 million at March 31, 2000, primarily due to higher levels of brokered deposits.

      The Series A Redeemable Preferred Stock, totalling $60 million, was redeemed during the six months ended March 31, 2000.

LIQUIDITY

   The management of the Company's liquidity focuses on ensuring that sufficient funds are available to meet loan funding commitments, withdrawals from deposit accounts, the repayment of borrowed funds, and ensuring that the Bank complies with regulatory liquidity requirements.

   The Company's primary sources of liquidity are deposits, FHLB advances, securities sold under agreements to repurchase, principal and interest payments on loans and MBS, proceeds from the sale of loans, and proceeds from the issuance of debt and stock. While maturities and scheduled payments of loans and MBS are predictable sources of funds, deposit outflows, loan sales, and access to the capital markets for issuance of securities are greatly influenced by economic conditions and general interest rates.

   Under the Office of Thrift Supervision ("OTS") regulations, the Bank must maintain, for each calendar quarter, an average daily balance of liquid assets equal to at least 4.0% of either (1) its net withdrawable accounts plus short-term borrowings (liquidity base), at the end of the preceding calendar quarter or (2) the average daily balance of its liquidity base during the preceding quarter. For the second quarter of fiscal 2000, the Bank's liquidity ratio was 4.26%.

   The primary source of funds for the Parent Company, excluding funds raised through the capital markets, to meet its cash obligations and to make dividend payments on its cumulative redeemable preferred stock and common stock has been from dividends from the Bank. The ability of the Bank to pay dividends is subject to regulations of the OTS and the terms of the preferred stock of the Bank. At March 31, 2000, the Bank had $207.3 million of capital available for dividend payments without prior approval of the OTS. See "Management"s Discussion and Analysis - Capital Resources and Liquidity" in the Company's 1999 Annual Report on Form 10-K.

REGULATORY MATTERS

   The Bank is subject to regulatory capital requirements set forth in the OTS capital regulations. The Bank's capital level at March 31, 2000 and September 30, 1999 qualified it as "well-capitalized", the highest of five tiers under applicable regulatory definitions.

                                                              MARCH 31,        SEPTEMBER 30,     CAPITAL ADEQUACY   WELL-CAPITALIZED
                                                                2000               1999            REQUIREMENT        REQUIREMENT
                                                           ---------------    ---------------    ---------------    ---------------
Tangible capital .......................................              7.01%              7.14%              1.50%              --
Core capital ...........................................              7.02               7.15               3.00               5.00%
Tier 1 risk-based capital ..............................              9.29               9.73               --                 6.00
Total risk-based capital ...............................             11.16              11.71               8.00              10.00

                               BANK UNITED CORP.

DISCUSSION OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


GENERAL

   Net income was $32.8 million or $.93 per diluted share for the three months ended March 31, 2000, compared to $25.5 million or $.77 per diluted share for the three months ended March 31, 1999. Net interest income increased due to higher levels of interest-earning assets, particularly commercial loans, and to an increase in the net yield. A larger loan servicing portfolio, coupled with the favorable impact of rising interest rates on that portfolio, contributed to an increase in net loan servicing fees, partially offsetting lower single family loan originations and the resulting sales. Expansion of the Community Banking business resulted in an increase in deposit fees and charges. Higher non-interest expenses include costs associated with the growth in the Community and Commercial Banking businesses as well as new technology initiatives.

 NET INTEREST INCOME

   Net interest income was $101.0 million for the three months ended March 31, 2000, compared to $82.6 million for the three months ended March 31, 1999, a $18.4 million or 22% increase. This increase was due to a $2.3 billion or 17% increase in average interest-earning assets as well as a change in the composition of the assets. The net yield increased 12 basis points to 2.53% for the three months ended March 31, 2000.

     AVERAGE BALANCE SHEET, INTEREST INCOME/EXPENSE, AND AVERAGE YIELD/RATE

                                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                             -------------------------------------------------------------------------------------
                                                               2000                                         1999
                                             -----------    -----------    -----------    -----------    -----------   -----------
                                               AVERAGE                       YIELD/         AVERAGE                       YIELD/
                                               BALANCE       INTEREST       RATE (1)        BALANCE       INTEREST       RATE (1)
                                             -----------    -----------    -----------    -----------    -----------   -----------
                                                                             (DOLLARS IN THOUSANDS)
Interest-earning assets
   Short-term interest-earning assets ...... $   467,586    $     7,255           6.14%   $   454,508    $     5,514          4.85%
   Securities and other investments ........     164,151          2,422           5.93        158,625          1,990          5.09
   Mortgage-backed securities ..............     923,570         15,585           6.75      1,128,287         17,779          6.30
   Loans
      Single family ........................   7,161,253        130,826           7.31      6,847,552        119,015          6.95
      Commercial ...........................   6,225,195        131,755           8.46      4,276,401         83,509          7.85
      Consumer .............................     720,625         14,359           8.01        548,140         10,739          7.95
                                             -----------    -----------    -----------    -----------    -----------   -----------
           Total loans .....................  14,107,073        276,940           7.85     11,672,093        213,263          7.33
   FHLB stock ..............................     335,699          5,117           6.13        299,268          4,059          5.50
                                             -----------    -----------    -----------    -----------    -----------   -----------
      Total interest-earning assets ........  15,998,079        307,319           7.68     13,712,781        242,605          7.10
Non-interest-earning assets ................   1,208,021                                    1,154,760
                                             -----------                                  -----------
      Total assets ......................... $17,206,100                                  $14,867,541
                                             ===========                                  ===========
Interest-bearing liabilities
   Deposits

      Interest-bearing ..................... $ 7,235,182         93,652           5.21    $ 5,919,682         71,292          4.88
      Non-interest bearing .................   1,101,023           --             --        1,096,320           --            --
                                             -----------    -----------    -----------    -----------    -----------   -----------
           Total deposits ..................   8,336,205         93,652           4.52      7,016,002         71,292          4.12
   FHLB advances ...........................   6,593,281         97,229           5.84      5,872,316         74,948          5.11
   Securities sold under agreements
      to repurchase and federal
      funds purchased ......................     528,884          7,491           5.60        693,700          8,666          5.00
   Notes payable ...........................     370,592          7,922           8.55        231,318          5,088          8.80
                                             -----------    -----------    -----------    -----------    -----------   -----------
      Total interest-bearing liabilities ...  15,828,962        206,294           5.20     13,813,336        159,994          4.66
Non-interest-bearing liabilities,
    minority interest, redeemable
    preferred stock, and stockholders'
    equity .................................   1,377,138                                    1,054,205
                                             -----------                                  -----------
      Total liabilities, minority
        interest, redeemable preferred
        stock, and stockholders' equity .... $17,206,100                                  $14,867,541
                                             ===========                                  ===========


Net interest income/interest rate spread ...                $   101,025          2.48%                   $    82,611         2.44%
                                                            ===========    ===========                   ===========   ===========

Net yield on interest-earning assets .......                                     2.53%                                       2.41%
                                                                           ===========                                 ===========

Ratio of average interest-earning assets
   to average interest-bearing liabilities .                                      1.01                                        0.99
                                                                           ===========                                 ===========

(1) Annualized.

                               BANK UNITED CORP.

   Average interest-earning assets increased 17% to $16.0 billion during the three months ended March 31, 2000, compared to the three months ended March 31, 1999, primarily due to a 46% increase in higher yielding commercial loans. The increase in average interest-earnings assets was funded with deposits and FHLB advances. See "Discussion of Changes in Financial Condition."

   The net yield was 2.53% for the three months ended March 31, 2000, compared to 2.41% for the three months ended March 31, 1999. During the three months ended March 31, 2000, market interest rates increased, causing upward rate resets on the Company's substantial portfolio of adjustable-rate commercial loans. As a result, net interest income and gross yields rose during the current period. During this period, more assets repriced than liabilities, hence, the increase in gross asset yields more than offset the rise in the costs of funds, resulting in a 12 basis point increase in the net yield for the three months ended March 31, 2000.

PROVISION FOR CREDIT LOSSES

    The allowance for credit losses totalled $94.7 million or .65% of total loans at March 31, 2000, compared to $82.7 million or .63% at September 30, 1999, and $59.3 million or .51% at March 31, 1999. The provision for credit losses totalled $8.9 million for the three months ended March 31, 2000, compared to $6.0 million for the three months ended March 31, 1999. Reassessment of the allowance for credit losses during the quarter ended March 31, 2000, resulted in a decrease in the single family allowance ratio to 26 basis points and an increase in the commercial loan allowance ratio to 116 basis points. See "Discussion of Results of Operations for the Six Months Ended March 31, 2000 and 1999 - Provision for Credit Losses".

                           ALLOWANCE FOR CREDIT LOSSES

                                                               SINGLE
                                                               FAMILY            COMMERCIAL          CONSUMER            TOTAL
                                                           ---------------    ---------------    ---------------    ---------------
                                                                                        (IN THOUSANDS)
Balance at December 31, 1998 ...........................   $        13,186    $        37,543    $         1,964    $        52,693
    Provision ..........................................               671              5,047                264              5,982
    Midland acquisition ................................              --                2,594               --                2,594

    Net charge-offs ....................................            (1,016)              (682)              (251)            (1,949)
                                                           ---------------    ---------------    ---------------    ---------------
Balance at March 31, 1999 ..............................   $        12,841    $        44,502    $         1,977    $        59,320
                                                           ===============    ===============    ===============    ===============

Balance at December 31, 1999 ...........................   $        19,369    $        66,111    $         2,293    $        87,773
    Provision ..........................................                93              8,522                310              8,925
    Net charge-offs ....................................            (1,453)              (346)              (180)            (1,979)
                                                           ---------------    ---------------    ---------------    ---------------
Balance at March 31, 2000 ..............................   $        18,009    $        74,287    $         2,423    $        94,719
                                                           ===============    ===============    ===============    ===============

NON-INTEREST INCOME

   Non-interest income totalled $38.7 million for the three months ended March 31, 2000, compared to $28.3 million for the three months ended March 31, 1999. Increases in loan servicing fees and deposit fees and charges were offset by lower gains on sales of single family loans.

   Net loan servicing fees increased $6.6 million or 52% to $19.5 million during the three months ended March 31, 2000, compared to the three months ended March 31, 1999. Growth in the servicing portfolio, higher servicing fees received per loan and a slow down in the amortization rate on the MSRs all contributed to this increase. The portfolio of single family loans serviced for others increased primarily due to purchases. A large portion of these purchases included higher yielding GNMA securities, contributing to the increased average servicing fee earned. The annualized average service fee rate was 44.9 basis points for the three months ended March 31, 2000, compared to 43.7 basis points for the three months ended March 31, 1999. Increased market interest rates during the current period caused a corresponding decline in mortgage loan prepayment activity, contributing to a reduction in the MSR impairment reserve as well as a slow down in MSR amortization.

                               BANK UNITED CORP.

   Deposit fees and charges, which are primarily comprised of Community Banking transaction fees, increased $3.2 million during the three months ended March 31, 2000, to $8.1 million. The number of checking accounts increased 31% over the year ago period to 251,000 at March 31, 2000. Growth in the number of checking accounts primarily came from expansion of the 7-Day Banking Centers over the past year. See "-Discussion of Changes in Financial Condition".

   Net gains from sales of single family loans and servicing rights and SBA loans and securities comprised the majority of the $6.2 million of gains during the three months ended March 31, 2000, up $947,000 from the three months ended March 31, 1999. Gains during the current period included $3.0 million related to the sale of $460.9 million of single family servicing rights. No such gains were recognized in the year ago period. Gains on sales of single family loans declined $4.1 million during the three months ended March 31, 2000, compared to the same period a year ago. A significant drop in fixed rate refinancings during the current period caused a sizeable reduction in sales volume ($303.0 million sold during the three months ended March 31, 2000, compared to $804.2 million sold during the three months ended March 31, 1999). SBA banking gains were $2.1 million for the current period, up 114% from a year ago.

NON-INTEREST EXPENSE

   Non-interest expense was $72.7 million and $56.6 million for the three months ended March 31, 2000 and 1999. The increase in non-interest expense was due to the continued growth in all businesses of the Company, particularly the Community Bank and the Commercial Bank. During the twelve months ended March 31, 2000, the Community Bank's retail branch network expanded from 94 branch locations to 154. The Midland acquisition, the 7-Day Banking Center initiative, and the expansion of the SBA banking business contributed to this growth. Costs associated with new offices for commercial and mortgage banking and technology initiatives also contributed to this increase. Notwithstanding this growth in the Company's business, the efficiency ratio was 50.81% for the three months ended March 31, 2000.

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

CHANGE IN COMPANY'S ASSET MIX

o increased credit risk in the Company's assets and increased operating risk caused by an increase in commercial and consumer loans and a decrease in single family loans as a percentage of the total loan portfolio;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's principal market risk exposure is to changes in interest rates. Interest rate risk arises primarily from timing differences in the duration or repricing of the Company's assets, liabilities, and off-balance-sheet financial instruments. The Company is most affected by changes in U. S. Treasury rates and London InterBank Offered Rates ("LIBOR") because many of the Company's financial instruments reprice based on these indices. Substantial changes in these indices may adversely impact the Company's earnings. To that end, management actively monitors and seeks to manage its interest rate risk exposure. This is done by seeking to structure the balance sheet and off-balance-sheet portfolios and by seeking to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. Management of market risk requires a balance between profitability, liquidity, and interest rate risk. See discussion in "Quantitative and Qualitative Disclosures About Market Risk" in the Company's 1999 Annual Report on Form 10-K.

   The following table represents an analysis of the changes inherent in the Company's net interest income over a 12 month period and market value of portfolio equity ("MVE") arising from hypothetical changes in market interest rates. MVE is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance-sheet instruments. The interest rate scenarios presented in the table include interest rates at March 31, 2000 and September 30, 1999 and as adjusted by instantaneous parallel rate changes upward and downward of up to 200 basis points. Each rate scenario has unique prepayment, repricing, and reinvestment assumptions. Prepayments are assumed to increase as rates decrease and to slow as rates increase.

                                            MARCH 31, 2000                                 SEPTEMBER 30, 1999
                                ---------------------------------                ----------------------------------
        CHANGE IN               NET INTEREST      MARKET VALUE OF                NET INTEREST       MARKET VALUE OF
      INTEREST RATES               INCOME        PORTFOLIO EQUITY                   INCOME         PORTFOLIO EQUITY
      --------------            ------------     ----------------                ------------      ----------------
           +200                     (6.18)%            (31.08)%                     (5.45)%             (33.28)%
           +100                     (2.42)             (12.97)                      (1.79)              (13.82)
              0                      0.00                0.00                        0.00                 0.00
           -100                      0.47                5.91                        0.54                11.63
           -200                      0.79                8.54                        0.62                26.34

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

   In March 1999, the United States Court of Federal Claims granted the Company's motion for summary judgment on the issue of liability and held that the United States was liable for claims in the case filed by the Plaintiffs. On August 5, 1999, the Court denied a motion for summary judgment filed by the United States of America on the issue of lost profits damages. The Company's case proceeded to trial on the amount of damages on September 13, 1999, and the taking of evidence by the Court concluded on October 21, 1999. The parties have now submitted post-trial briefs and presented final oral arguments. A decision by the Court is expected in calendar year 2000. The Plaintiffs' seek and offered evidence in support of damages of approximately $560 million. The government argued that damages to Plaintiffs as a result of the breach, if any, approached zero. The Company is unable to predict the outcome of the Plaintiffs' suit against the United States and the amount of judgment for damages, if any, that may be awarded. No assurances can be given on the outcome of this case.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
   Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
   Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   The annual meeting of stockholders of the Parent Company was held on March 16, 2000, for the purpose of voting on the election of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation.

   All of the nominees for director listed in the proxy statement were elected with the following vote:

       NOMINEE                          SHARES FOR             SHARES WITHHELD
       -------                          ----------             ---------------
       Barry C. Burkholder              27,377,079                376,841
       Lawrence Chimerine, Ph. D.       26,564,448                189,472
       Alan E. Master                   27,503,748                250,172
       Lewis S. Ranieri, Chairman       27,071,129                682,791

   The names of the directors whose terms of office continued after the meeting are as follows:

       David M. Golush
       Paul M. Horvitz
       Anthony J. Nocella
       Salvatore A. Ranieri
       Scott A. Shay
       Patricia A. Sloan
       Michael S. Stevens
       Kendrick R. Wilson III

ITEM 5.   OTHER INFORMATION
   Not applicable.

ITEM 6A.  EXHIBITS

EXHIBIT NO.             IDENTIFICATION OF EXHIBIT
-----------             -------------------------
  *15.1     -     Letter in Lieu of Consent of KPMG LLP, independent accountants
  *27.1     -     Financial Data Schedule, Quarter Ended March 31, 2000

  * Filed herewith.

ITEM 6B.  REPORTS ON FORM 8-K

   The Company did not file a report on Form 8-K during the six months ended March 31, 2000.

                                BANK UNITED CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    BANK UNITED CORP.
                                                -------------------------
                                                      (Registrant)



Date          MAY 10, 2000                      /s/ BARRY C. BURKHOLDER
      ----------------------------              -------------------------
                                                Barry C. Burkholder
                                                President
                                                Chief Executive Officer
                                                (Duly Authorized Officer)



 Date         MAY 10, 2000                      /s/ ANTHONY J. NOCELLA
       ---------------------------              ------------------------
                                                Anthony J. Nocella
                                                Vice Chairman
                                                Chief Financial Officer