Form 10-Q
period 2000-06-30
BANK UNITED CORP
filed 2000-08-11
CIK 906420

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the quarterly period ended June 30, 2000.

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes |X|    No | |

      As of August 9, 2000, there were 32,477,697 shares of the registrant's common stock outstanding.

                                BANK UNITED CORP.
                                      INDEX

                                                                           PAGE

PART I.   FINANCIAL INFORMATION

   Item 1. Financial Statements..............................................1

           Consolidated Statements of Financial Condition -
           As of June 30, 2000 (unaudited) and September 30, 1999............1

           Consolidated Statements of Operations -
           For the Three and Nine Months Ended June 30, 2000 and 1999
           (unaudited).......................................................2

           Consolidated Statements of Stockholders' Equity -
           For the Nine Months Ended June 30, 2000 and 1999 (unaudited)......3

           Consolidated Statements of Cash Flows -
           For the Nine Months Ended June 30, 2000 and 1999 (unaudited)......4

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

   Item 1. Legal Proceedings................................................21

   Item 2. Changes in Securities and Use of Proceeds........................21

   Item 3. Defaults Upon Senior Securities..................................21

   Item 4. Submission of Matters to a Vote of Security Holders..............21

   Item 5. Other Information................................................21

   Item 6. Exhibits and Reports on Form 8-K.................................21

   Signatures...............................................................22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                                                        JUNE 30,      SEPTEMBER 30,
                                                                                          2000            1999
                                                                                      ------------    -------------
                                                                                       (UNAUDITED)
ASSETS
Cash and cash equivalents                                                             $    186,867    $     183,260
Securities purchased under agreements to resell and federal funds sold                     516,628          390,326
Securities and other investments
    Held to maturity, at amortized cost (fair value of $10.8 million in 2000
      and $11.7 million in 1999)                                                            11,173           12,106
    Available for sale, at fair value                                                      119,450          131,432
Mortgage-backed securities
    Held to maturity, at amortized cost (fair value of $261.0 million in 2000
      and $308.8 million in 1999)                                                          269,577          315,288
    Available for sale, at fair value                                                      632,908          688,714
Loans
    Held for investment (allowance for credit losses of $112.0 million in 2000
      and $82.7 million in 1999)                                                        14,077,992       12,422,238
    Held for sale                                                                          892,421          693,964
Federal Home Loan Bank stock                                                               351,456          328,886
Mortgage servicing rights                                                                  569,311          534,694
Servicing receivables                                                                      138,882          116,397
Deferred tax asset                                                                         105,737          110,512
Premises and equipment                                                                      88,686           88,684
Intangible assets                                                                           79,298           83,778
Real estate owned                                                                           18,248           17,278
Other assets                                                                               138,938          127,122
                                                                                      ------------    -------------
TOTAL ASSETS                                                                          $ 18,197,572    $  16,244,679
                                                                                      ============    =============
LIABILITIES
Deposits                                                                              $  8,819,413    $   7,508,502
Federal Home Loan Bank advances                                                          6,921,300        6,443,470
Securities sold under agreements to repurchase and federal funds
    purchased                                                                              702,827          516,900
Notes payable                                                                              368,835          368,762
Other liabilities                                                                          271,966          308,131
                                                                                      ------------    -------------
       Total liabilities                                                                17,084,341       15,145,765
                                                                                      ------------    -------------
MINORITY INTEREST AND REDEEMABLE PREFERRED STOCK
Preferred stock issued by consolidated subsidiary                                          185,500          185,500
Redeemable preferred stock                                                                 100,000          160,000
                                                                                      ------------    -------------
       Total minority interest and redeemable preferred stock                              285,500          345,500
                                                                                      ------------    -------------
STOCKHOLDERS' EQUITY
Common stock                                                                                   325              325
Paid-in capital                                                                            133,095          132,153
Retained earnings                                                                          719,425          646,549
Unearned stock compensation                                                                 (3,333)          (4,686)
Accumulated other comprehensive income - net unrealized losses on
    securities available for sale, net of tax                                              (21,208)         (20,058)
Treasury stock, at cost                                                                       (573)            (869)
                                                                                      ------------    -------------
       Total stockholders' equity                                                          827,731          753,414
                                                                                      ------------    -------------

TOTAL LIABILITIES, MINORITY INTEREST, REDEEMABLE
PREFERRED STOCK, AND STOCKHOLDERS' EQUITY                                             $ 18,197,572    $  16,244,679
                                                                                      ============    =============

          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                          FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                                              ENDED JUNE 30,           ENDED JUNE 30,
                                                                         -----------------------   -----------------------
                                                                            2000         1999         2000         1999
                                                                         ----------   ----------   ----------   ----------
                                                                                      (RESTATED)                (RESTATED)
INTEREST INCOME
Short-term interest-earning assets                                       $   10,093   $    4,838   $   22,366   $   15,314
Securities and other investments                                              2,227        1,747        7,485        5,352
Mortgage-backed securities                                                   15,809       17,744       47,683       53,490
Loans                                                                       295,730      222,975      838,434      646,003
Federal Home Loan Bank stock                                                 10,834        3,857       20,718       11,739
                                                                         ----------   ----------   ----------   ----------
      Total interest income                                                 334,693      251,161      936,686      731,898
                                                                         ----------   ----------   ----------   ----------
INTEREST EXPENSE
Deposits                                                                    102,144       72,789      283,862      218,457
Federal Home Loan Bank advances                                             106,289       73,732      294,894      219,210
Securities sold under agreements to repurchase and
    federal funds purchased                                                   9,144        7,242       24,280       26,030
Notes payable                                                                 7,923        7,904       23,766       17,879
                                                                         ----------   ----------   ----------   ----------
      Total interest expense                                                225,500      161,667      626,802      481,576
                                                                         ----------   ----------   ----------   ----------
      Net interest income                                                   109,193       89,494      309,884      250,322
PROVISION FOR CREDIT LOSSES                                                  19,897        5,617       35,964       18,085
                                                                         ----------   ----------   ----------   ----------
      Net interest income after provision for credit losses                  89,296       83,877      273,920      232,237
                                                                         ----------   ----------   ----------   ----------
NON-INTEREST INCOME
Loan servicing fees, net                                                     18,611       12,285       54,971       39,883
Deposit fees and charges                                                      9,213        5,901       25,230       15,698
Net gains (losses)
    Single family loans and servicing rights                                  2,923        3,628        8,979       16,803
    Securities and mortgage-backed securities                                 1,948          332        3,136        1,117
    Other loans                                                               1,455          879        4,937        1,906
                                                                         ----------   ----------   ----------   ----------
      Net gains (losses)                                                      6,326        4,839       17,052       19,826
Other                                                                         5,125        4,439       14,018       13,546
                                                                         ----------   ----------   ----------   ----------
      Total non-interest income                                              39,275       27,464      111,271       88,953
                                                                         ----------   ----------   ----------   ----------
NON-INTEREST EXPENSE
Compensation and benefits                                                    35,979       28,611      102,928       76,263
Occupancy                                                                     6,855        5,859       19,820       15,927
Data processing                                                               6,936        5,293       20,460       14,344
Court of claims litigation                                                      425        1,749        1,675        5,826
Amortization of intangibles                                                   1,844        1,863        5,498        4,783
Other                                                                        21,737       20,367       65,328       57,103
                                                                         ----------   ----------   ----------   ----------
      Total non-interest expense                                             73,776       63,742      215,709      174,246
                                                                         ----------   ----------   ----------   ----------
      Income before income taxes and minority interest                       54,795       47,599      169,482      146,944
INCOME TAX EXPENSE                                                           16,502       17,639       57,471       55,015
                                                                         ----------   ----------   ----------   ----------
      Income before minority interest                                        38,293       29,960      112,011       91,929
MINORITY INTEREST
Subsidiary preferred stock dividends                                          4,563        4,563       13,689       13,689
                                                                         ----------   ----------   ----------   ----------
NET INCOME                                                               $   33,730   $   25,397   $   98,322   $   78,240
                                                                         ==========   ==========   ==========   ==========
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS                              $   31,918   $   25,397   $   91,166   $   78,240
                                                                         ==========   ==========   ==========   ==========
EARNINGS PER COMMON SHARE
    Basic                                                                $     0.98   $     0.78   $     2.81   $     2.42
    Diluted                                                                    0.97         0.77         2.77         2.37

            See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                For the Nine Months Ended June 30, 2000 and 1999
                        (in thousands, except share data)
                                   (unaudited)

                                                         COMMON STOCK
                                             ------------------------------------------
                                                  CLASS A                CLASS B
                                             -------------------   --------------------    PAID-IN    RETAINED
                                               SHARES     AMOUNT     SHARES      AMOUNT    CAPITAL    EARNINGS
                                             ----------   ------   ----------    ------    --------   ---------
BALANCE AT SEPTEMBER 30, 1998,
   RESTATED                                  28,969,592   $  290    3,241,320    $   32    $132,066   $ 560,961
   Net income                                      --       --           --        --          --        78,240
   Net change in unrealized gains (losses)         --       --           --        --          --          --
                                             ----------   ------   ----------    ------    --------   ---------
     Total comprehensive income                    --       --           --        --          --        78,240
                                             ----------   ------   ----------    ------    --------   ---------
   Dividends declared:
     Common stock ($.507 per share)                --       --           --        --          --       (16,365)
   Stock options exercised                       96,021        1         --        --           518        --
   Stock repurchased                               --       --           --        --          --          --
   Conversion of shares                       3,241,320       32   (3,241,320)      (32)       --          --
   Restricted stock issued                      140,750        1         --        --         5,550        --
   Amortization of unrealized stock
     compensation                                  --       --           --        --          --          --
                                             ----------   ------   ----------    ------    --------   ---------
BALANCE AT JUNE 30, 1999, RESTATED           32,447,683   $  324         --      $ --      $138,134   $ 622,836
                                             ==========   ======   ==========    ======    ========   =========

BALANCE AT SEPTEMBER 30, 1999                32,477,826   $  325         --      $ --      $132,153   $ 646,549
   Net income                                      --       --           --        --          --        98,322
   Net change in unrealized gains (losses)         --       --           --        --          --          --
                                             ----------   ------   ----------    ------    --------   ---------
     Total comprehensive income                    --       --           --        --          --        98,322
                                             ----------   ------   ----------    ------    --------   ---------
   Dividends declared:
     Common stock ($.555 per share)                --       --           --        --          --       (18,010)
     Redeemable preferred stock
     ($2.756 per share)                            --       --           --        --          --        (7,156)
   Stock options exercised                       20,087     --           --        --           942        (280)
   Stock repurchased                               --       --           --        --          --          --
   Amortization of unrealized stock
     compensation                                  --       --           --        --          --          --
                                             ----------   ------   ----------    ------    --------   ---------
BALANCE AT JUNE 30, 2000                     32,497,913   $  325         --      $ --      $133,095   $ 719,425
                                             ==========   ======   ==========    ======    ========   =========

                                                              ACCUMULATED
                                                                OTHER
                                                             COMPREHENSIVE
                                                               INCOME -
                                               UNEARNED        UNREALIZED      TREASURY STOCK          TOTAL
                                                STOCK           GAINS         ------------------    STOCKHOLDERS'
                                             COMPENSATION      (LOSSES)       SHARES     AMOUNT        EQUITY
                                             ------------    -------------    -------    -------    -------------
BALANCE AT SEPTEMBER 30, 1998,
   RESTATED                                  $       --      $      (1,454)   (14,200)   $  (501)   $     691,394
   Net income                                        --               --         --         --             78,240
   Net change in unrealized gains (losses)           --            (12,712)      --         --            (12,712)
                                             ------------    -------------    -------    -------    -------------
     Total comprehensive income                      --            (12,712)      --         --             65,528
                                             ------------    -------------    -------    -------    -------------
   Dividends declared:
     Common stock ($.507 per share)                  --               --         --         --            (16,365)
   Stock options exercised                           --               --         --         --                519
   Stock repurchased                                 --               --      (20,000)      (562)            (562)
   Conversion of shares                              --               --         --         --               --
   Restricted stock issued                         (5,551)            --         --         --               --
   Amortization of unrealized stock
     compensation                                     346             --         --         --                346
                                             ------------    -------------    -------    -------    -------------
BALANCE AT JUNE 30, 1999, RESTATED           $     (5,205)   $     (14,166)   (34,200)   $(1,063)   $     740,860
                                             ============    =============    =======    =======    =============

BALANCE AT SEPTEMBER 30, 1999                $     (4,686)   $     (20,058)   (28,900)   $  (869)   $     753,414
   Net income                                        --               --         --         --             98,322
   Net change in unrealized gains (losses)           --             (1,150)      --         --             (1,150)
                                             ------------    -------------    -------    -------    -------------
     Total comprehensive income                      --             (1,150)      --         --             97,172
                                             ------------    -------------    -------    -------    -------------
   Dividends declared:
     Common stock ($.555 per share)                  --               --         --         --            (18,010)
     Redeemable preferred stock
     ($2.756 per share)                              --               --         --         --             (7,156)
   Stock options exercised                           --               --       29,684        891            1,553
   Stock repurchased                                 --               --      (22,000)      (595)            (595)
   Amortization of unrealized stock
     compensation                                   1,353             --         --         --              1,353
                                             ------------    -------------    -------    -------    -------------
BALANCE AT JUNE 30, 2000                     $     (3,333)   $     (21,208)   (21,216)   $  (573)   $     827,731
                                             ============    =============    =======    =======    =============

          See accompanying Notes to Consolidated Financial Statements.

                                BANK UNITED CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              FOR THE NINE MONTHS ENDED JUNE 30,
                                                                              ----------------------------------
                                                                                    2000              1999
                                                                              ---------------    ---------------
                                                                                                    (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net cash used by operating activities                                   $      (920,852)   $       (51,238)
                                                                              ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase price of acquisitions                                                       (493)           (45,000)
    Assets purchased in acquisitions                                                     --             (184,968)
    Net change in securities purchased under agreements to resell and
      federal funds sold                                                             (126,302)           262,232
    Fundings of loans held for investment                                          (5,153,345)        (3,718,137)
    Proceeds from principal repayments and maturities of
      Loans held for investment                                                     4,705,131          3,870,822
      Securities held to maturity                                                       5,617             10,430
      Securities available for sale                                                       133              7,799
      Mortgage-backed securities held to maturity                                      45,685            115,664
      Mortgage-backed securities available for sale                                    54,391            162,017
    Proceeds from the sale of
      Securities available for sale                                                   252,098            340,272
      Mortgage-backed securities available for sale                                    56,437               --
      Mortgage servicing rights                                                         5,457               --
      Federal Home Loan Bank stock                                                     30,983             11,000
      Real estate owned acquired through foreclosure                                   38,266             27,606
    Purchases of
      Loans held for investment                                                      (302,271)        (1,524,236)
      Securities held to maturity                                                      (4,661)           (12,475)
      Securities available for sale                                                    (1,653)               (97)
      Mortgage-backed securities held to maturity                                        --               (2,514)
      Mortgage-backed securities available for sale                                   (60,124)          (427,690)
      Mortgage servicing rights                                                       (99,206)           (70,363)
      Federal Home Loan Bank stock                                                    (32,836)           (61,871)
    Other changes in loans held for investment                                       (341,608)          (231,561)
    Other changes in mortgage servicing rights                                        (25,808)           (32,736)
    Net purchases of premises and equipment                                           (10,521)           (33,628)
                                                                              ---------------    ---------------
      Net cash used by investing activities                                          (964,630)        (1,537,434)
                                                                              ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                                          1,310,911            184,642
    Proceeds from deposits purchased                                                     --              232,804
    Proceeds from Federal Home Loan Bank advances                                   5,040,700          3,915,000
    Repayment of Federal Home Loan Bank advances                                   (4,562,870)        (2,679,611)
    Net change in securities sold under agreements to repurchase
      and federal funds purchased                                                     185,927           (176,849)
    Proceeds from issuance of notes payable                                              --              148,984
    Payment of issuance costs of notes payable                                           --               (2,120)
    Redemption of redeemable preferred stock                                          (60,000)              --
    Payment of dividends                                                              (26,537)           (16,365)
    Stock repurchased                                                                    (595)              (562)
    Stock options exercised                                                             1,553                519
                                                                              ---------------    ---------------
      Net cash provided by financing activities                                     1,889,089          1,606,442
                                                                              ---------------    ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                               3,607             17,770
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      183,260            236,588
                                                                              ---------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $       186,867    $       254,358
                                                                              ===============    ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for interest                                                    $       602,402    $       475,430
    Cash paid for income taxes                                                         33,491             13,122
NONCASH INVESTING ACTIVITIES
    Real estate owned acquired through foreclosure                                     37,593             36,054
    Securitization of loans                                                           248,160            357,457
    Net transfer of loans to held for investment from held for sale                  (625,667)        (1,299,624)

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

2. BASIS OF PRESENTATION
   The accompanying unaudited Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments (consisting of only normal recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the interim financial statements have been included. The results of operations for the nine months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. The interim financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

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

                                                  FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                                     ENDED JUNE 30,        ENDED JUNE 30,
                                                  --------------------   -------------------
                                                    2000       1999       2000       1999
                                                   -------    -------    -------    -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME
Net income available to common stockholders        $31,918    $25,397    $91,166    $78,240
                                                   =======    =======    =======    =======

SHARES
Average common shares outstanding                   32,452     32,401     32,449     32,257
Potentially dilutive common shares from options        597        681        447        676
                                                   -------    -------    -------    -------
Average common shares and potentially
  dilutive common shares outstanding                33,049     33,082     32,896     32,933
                                                   =======    =======    =======    =======

BASIC EPS                                          $  0.98    $  0.78    $  2.81    $  2.42

DILUTED EPS                                           0.97       0.77       2.77       2.37

   Options to purchase 1,875,450 and 532,950 shares of common stock at weighted-average exercise prices of $40.27 and $44.54 were excluded from the computation of diluted EPS for the three months ended June 30, 2000 and 1999, because the options' exercise price was greater than the average market price of the common stock. Options to purchase 1,931,625 and 538,544 shares of common stock at weighted-average exercise prices of $39.98 and $44.65 were excluded from the computation of diluted EPS for the nine months ended June 30, 2000 and 1999, because the options' exercise price was greater than the average market price of the common stock.

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The Company will be required to issue shares of its common stock in August 2002 pursuant to purchase contracts outstanding. The maximum number of shares to be issued under the purchase contracts is 2,671,120 and the minimum number is 2,225,940. These purchase contracts were not dilutive during the three or nine months ended June 30, 2000 and therefore were not included in the computation of diluted EPS for those periods.

4. SUMMARY OF STOCK-BASED COMPENSATION
   The Company has granted stock options to certain employees and members of its Board of Directors under incentive and compensation plans. During the nine months ended June 30, 2000, 49,771 options for Parent Company common stock were exercised by employees of the Bank. See the Company's 1999 Annual Report on Form 10-K for additional disclosures regarding these options.


                                                           AT JUNE 30,
                                     --------------------------------------------------------
                                               2000                          1999
                                     --------------------------   ---------------------------
                                     NUMBER OF  WEIGHTED-AVERAGE  NUMBER OF  WEIGHTED-AVERAGE
                                      OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                     ---------  ----------------  ---------  ----------------
     Outstanding at end of period    3,665,449   $   31.65        3,195,370    $   32.43
     Vested at end of period         1,361,879       22.80        1,192,020        20.48
     Exercisable at end of period    1,361,879       22.80           32,500        32.16

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

6. SEGMENTS
   The Company's business segments include Commercial Banking (comprised of Residential Construction Lending, Mortgage Banker Finance, Commercial Real Estate Lending, Multi-Family Lending, Healthcare Lending, and Other Commercial), Community Banking, Mortgage Banking (comprised of Mortgage Servicing and Mortgage Production), and Investment Portfolio.

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

o Mortgage Production originates wholesale single family mortgage loans for the Company's portfolio and for sale in the secondary market.

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

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information by business segment for the periods indicated, was as follows:

                                      FOR THE THREE MONTHS    FOR THE NINE MONTHS        AT
                                          ENDED JUNE 30,         ENDED JUNE 30,        JUNE 30,
                                              2000                   2000               2000
                                      --------------------   ---------------------   -----------
                                       INCOME     REVENUES    INCOME      REVENUES     ASSETS
                                      --------    --------   ---------    --------   -----------
                                                            (IN THOUSANDS)
Commercial Banking
   Residential Construction Lending   $  8,604    $ 11,973   $  22,657    $ 32,060   $ 1,558,555
   Mortgage Banker Finance               5,532       8,613      16,986      27,459     1,657,293
   Commercial Real Estate Lending        5,547       7,228      14,365      19,569     1,058,703
   Multi-Family Lending                  5,272       7,077      14,962      20,322     1,268,486
   Healthcare Lending                    3,763       5,339      11,788      16,057       750,133
   Other Commercial                      1,912       5,015       8,385      13,687       528,535
                                      --------    --------   ---------    --------   -----------
    Total Commercial Banking            30,630      45,245      89,143     129,154     6,821,705
Community Banking                        8,814      50,618      19,813     143,933     1,505,304
Mortgage Banking
   Mortgage Servicing                    9,837      21,143      27,068      59,993       824,712
   Mortgage Production                     219       7,942       1,789      22,428     3,464,698
                                      --------    --------   ---------    --------   -----------
    Total Mortgage Banking              10,056      29,085      28,857      82,421     4,289,410
Investment Portfolio                    10,780      17,053      34,125      54,742     4,657,620
                                      --------    --------   ---------    --------   -----------
   Reportable Segments                  60,280     142,001     171,938     410,250    17,274,039
Other                                   (5,485)      6,467      (2,456)     10,905       923,533
                                      --------    --------   ---------    --------   -----------
   Total                              $ 54,795    $148,468   $ 169,482    $421,155   $18,197,572
                                      ========    ========   =========    ========   ===========
                                      FOR THE THREE MONTHS    FOR THE NINE MONTHS        AT
                                          ENDED JUNE 30,         ENDED JUNE 30,        JUNE 30,
                                              1999                   1999               1999
                                      --------------------   ---------------------   -----------
                                       INCOME     REVENUES    INCOME      REVENUES     ASSETS
                                      --------    --------   ---------    --------   -----------
                                                            (IN THOUSANDS)
Commercial Banking
   Residential Construction Lending   $  6,885    $  9,250   $  16,966    $ 24,362   $ 1,168,854
   Mortgage Banker Finance               5,391       7,812      15,996      21,429     1,191,831
   Commercial Real Estate Lending        3,536       5,211       9,927      14,283       841,594
   Multi-Family Lending                  4,500       5,400      10,935      15,319       941,215
   Healthcare Lending                    2,479       3,442       5,574       8,417       549,306
   Other Commercial                      1,671       2,317       4,698       7,324       440,310
                                      --------    --------   ---------    --------   -----------
    Total Commercial Banking            24,462      33,432      64,096      91,134     5,133,110
Community Banking                        5,810      39,447      19,071     106,338     1,165,646
Mortgage Banking
   Mortgage Servicing                    3,786      13,593      16,665      43,558       769,942
   Mortgage Production                   3,238       9,355      14,625      35,427     2,460,859
                                      --------    --------   ---------    --------   -----------
    Total Mortgage Banking               7,024      22,948      31,290      78,985     3,230,801
Investment Portfolio                     8,626      16,872      32,383      52,751     5,224,456
                                      --------    --------   ---------    --------   -----------
   Reportable Segments                  45,922     112,699     146,840     329,208    14,754,013
Other                                    1,677       4,259         104      10,067       791,734
                                      --------    --------   ---------    --------   -----------
   Total                              $ 47,599    $116,958   $ 146,944    $339,275   $15,545,747
                                      ========    ========   =========    ========   ===========

                                BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The Commercial Bank's income grew significantly during the quarter ended June 30, 2000, compared to the year ago quarter, due to a 31% increase in commercial loan balances outstanding. Income for the Community Bank also increased quarter over quarter due to expansion of its deposit customer base and the resulting increase in deposit fees and charges, somewhat offset by costs associated with the 7-Day Banking Center initiative. Mortgage Servicing income increased quarter over quarter due to a higher average servicing portfolio, increased servicing fees received per loan, a slow down in the amortization rate, recovery of the impairment reserve, and gains on sales of servicing rights in the current period. Mortgage Production income decreased during the quarter ended June 30, 2000, compared to the year ago quarter, due to lower gains on sales of single family loans caused by a significant drop in fixed-rate originations. The other caption decreased as additional loan loss reserves were established in the current quarter.

7.    RELATED PARTIES
   In August 1999, the Parent Company entered into five loan participation agreements with the Bank totaling $60 million. In February 2000, the Bank repurchased the participation agreements.

8.    RECENT ACCOUNTING STANDARDS
   Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and to measure all derivatives at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated, and securities held to maturity may be transferred to available for sale or trading. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments, hedging activities, and decisions made by the Derivatives Implementation Group ("DIG"). The DIG is still addressing certain issues, which could impact the Company's implementation of SFAS 133. The Company will adopt SFAS No. 133 on October 1, 2000 and is evaluating the impact this statement may have on its future Consolidated Financial Statements. The Company anticipates that adoption of this statement could increase the volatility of reported earnings and stockholders' equity.

INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Stockholders
Bank United Corp.:

We have reviewed the accompanying consolidated statement of financial condition of Bank United Corp. and subsidiaries as of June 30, 2000, and the related consolidated statements of operations for the three-month and nine-month periods then ended and the related consolidated statements of stockholders' equity, and cash flows for the nine-month period then ended. These consolidated financial statements are the responsibility of the Company's management.

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




KPMG LLP
Houston, Texas
July 21, 2000

                             BANK UNITED CORP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999

GENERAL
   Net income was $98.3 million or $2.77 per diluted share for the nine months ended June 30, 2000, compared to $78.2 million or $2.37 per diluted share for the nine months ended June 30, 1999. Net interest income increased due to higher levels of interest-earning assets, particularly commercial loans, an increase in the net yield on interest-earning assets ("net yield"), and a special dividend received from the Federal Home Loan Bank ("FHLB"). A larger average loan servicing portfolio, coupled with the favorable impact of rising interest rates on that portfolio, contributed to an increase in net loan servicing fees. Expansion of the Community Banking business continued to produce an increase in deposit fees and charges. Additional provisions for credit losses primarily related to a single nonperforming commercial loan and, in general, higher levels of commercial loans outstanding. Higher non-interest expenses include costs associated with the growth in the Community and Commercial Banking businesses. The Company also recorded an income tax benefit during the third quarter relating to increased net operating loss carryforwards ("NOLs") available for future periods.

 NET INTEREST INCOME
   Net interest income was $309.9 million for the nine months ended June 30, 2000, compared to $250.3 million for the nine months ended June 30, 1999, a $59.6 million or 24% increase. This increase was due to both the growth in average interest-earning assets and a higher net yield.

     AVERAGE BALANCE SHEET, INTEREST INCOME/EXPENSE, AND AVERAGE YIELD/RATE

                                                                                FOR THE NINE MONTHS ENDED JUNE 30,
                                                             ----------------------------------------------------------------------
                                                                            2000                                 1999
                                                             ---------------------------------    ---------------------------------
                                                               AVERAGE                 YIELD/       AVERAGE                 YIELD/
                                                               BALANCE     INTEREST   RATE (1)      BALANCE     INTEREST   RATE (1)
                                                             -----------   --------   --------    -----------   --------   --------
                                                                                    (dollars in thousands)
Interest-earning assets
     Short-term interest-earning assets                      $   453,698   $ 22,366       6.48%   $   403,831   $ 15,314       5.07%
     Securities and other investments                            166,214      7,485       6.02        160,493      5,352       4.67
     Mortgage-backed securities                                  950,510     47,683       6.69      1,122,566     53,490       6.37
     Loans
         Single family                                         7,196,553    394,947       7.32      6,758,435    358,567       7.08
         Commercial                                            6,241,109    399,521       8.52      4,302,970    254,842       7.91
         Consumer                                                734,158     43,966       8.00        553,655     32,594       7.91
                                                             -----------   --------   --------    -----------   --------   --------
              Total loans                                     14,171,820    838,434       7.88     11,615,060    646,003       7.43
     FHLB stock                                                  337,389     20,718       8.20        286,516     11,739       5.48
                                                             -----------   --------   --------    -----------   --------   --------
         Total interest-earning assets                        16,079,631    936,686       7.76     13,588,466    731,898       7.20
Non-interest-earning assets                                    1,207,822                            1,130,351
                                                             -----------                          -----------
         Total assets                                        $17,287,453                          $14,718,817
                                                             ===========                          ===========
Interest-bearing liabilities
     Deposits
         Interest-bearing                                    $ 7,144,218    283,862       5.31    $ 5,945,739    218,457       4.93
         Non-interest bearing                                  1,209,136       --         --        1,121,770       --         --
                                                             -----------   --------   --------    -----------   --------   --------
              Total deposits                                   8,353,354    283,862       4.54      7,067,509    218,457       4.15
     FHLB advances                                             6,651,049    294,894       5.84      5,634,082    219,210       5.14
     Securities sold under agreements to repurchase
         and federal funds purchased                             568,345     24,280       5.61        679,928     26,030       5.08
     Notes payable                                               370,593     23,766       8.55        273,212     17,879       8.73
                                                             -----------   --------   --------    -----------   --------   --------
         Total interest-bearing liabilities                   15,943,341    626,802       5.21     13,654,731    481,576       4.70
Non-interest-bearing liabilities, minority interest,
      redeemable preferred stock, and stockholders' equity     1,344,112                            1,064,086
                                                             -----------                          -----------
         Total liabilities, minority interest, redeemable
           preferred stock, and stockholders' equity         $17,287,453                          $14,718,817
                                                             ===========                          ===========
Net interest income/interest rate spread                                   $309,884       2.55%                 $250,322       2.50%
                                                                           ========   ========                  ========   ========
Net yield on interest-earning assets                                                      2.59%                                2.48%
                                                                                      ========                             ========
Ratio of average interest-earning assets to average
     interest-bearing liabilities                                                         1.01                                 1.00
                                                                                      ========                             ========

(1) Annualized.

                                BANK UNITED CORP.

   Average interest-earning assets totaled $16.1 billion during the nine months ended June 30, 2000, an increase of $2.5 billion or 18% over the year ago period, primarily due to a 45% increase in commercial loans. The growth in average interest-earning assets was funded with deposits and FHLB advances. See "-Discussion of Changes in Financial Condition."

   The net yield was 2.59% for the nine months ended June 30, 2000, compared to 2.48% for the nine months ended June 30, 1999. The Company's net interest income and gross yields continued an upward trend during the current period, benefiting from rate resets on the substantial portfolio of LIBOR and prime-based commercial loans, as well as a special $5.4 million dividend received from the FHLB (contributing 5 basis points to the net yield). On a year-to-date basis, more assets repriced than liabilities, allowing the increase in gross yields on assets to more than offset the rise in the cost of funds, resulting in a 6 basis point increase in the net yield.

PROVISION FOR CREDIT LOSSES
    Management periodically evaluates each loan portfolio based on a variety of factors in an effort to determine that the period end allowance for credit loss level is adequate to cover probable losses. The allowance for credit losses totaled $112.0 million or .74% of total loans at June 30, 2000, compared to $82.7 million or .63% at September 30, 1999, and $64.0 million or .51% at June 30, 1999. The provision for credit losses totaled $36.0 million for the nine months ended June 30, 2000, compared to $18.1 million for the nine months ended June 30, 1999.

                           ALLOWANCE FOR CREDIT LOSSES

                                    SINGLE
                                    FAMILY    COMMERCIAL   CONSUMER     TOTAL
                                   --------   ----------   --------   ---------
                                                  (IN THOUSANDS)

Balance at September 30, 1998      $ 12,503   $   32,745   $  2,255   $  47,503
      Provision                       4,138       13,254        693      18,085
      Midland acquisition              --          2,594       --         2,594
      Net charge-offs                (2,254)        (931)      (979)     (4,164)
                                   --------   ----------   --------   ---------
Balance at June 30, 1999           $ 14,387   $   47,662   $  1,969   $  64,018
                                   ========   ==========   ========   =========

Balance at September 30, 1999      $ 19,030   $   61,271   $  2,404   $  82,705
      Provision                       2,146       32,645      1,173      35,964
      Net charge-offs                (4,735)        (840)    (1,138)     (6,713)
                                   --------   ----------   --------   ---------
Balance at June 30, 2000           $ 16,441   $   93,076   $  2,439   $ 111,956
                                   ========   ==========   ========   =========

   The Company increased the commercial loan allowance during the current period due to higher levels of commercial loans outstanding, increased risks associated with this type of portfolio, and to reflect potential exposure associated with a large nonperforming commercial loan. The commercial loan allowance ratio increased to 138 basis points at June 30, 2000, up from 114 basis points at September 30, 1999. During the nine months ended June 30, 2000, the Company reassessed the allowance for credit losses and determined that the allowance for single family loans could be reduced based on the portfolio's historical losses. Accordingly, $1.9 million of the single family allowance was reversed through a negative provision, bringing the single family allowance ratio to 25 basis points at June 30, 2000, compared to 29 basis points at September 30, 1999.

                                BANK UNITED CORP.

                              NONPERFORMING ASSETS

                                             JUNE 30,   SEPTEMBER 30,   JUNE 30,
                                               2000         1999          1999
                                             --------   -------------   --------
                                                       (IN THOUSANDS)
Nonperforming loans
      Single family                          $ 62,832   $      73,575   $ 67,042
      Commercial                               43,639          14,170      7,035
      Consumer                                  1,865           1,617        911
                                             --------   -------------   --------
                                              108,336          89,362     74,988
Premiums                                          375             287         13
                                             --------   -------------   --------
      Nonperforming loans                     108,711          89,649     75,001
Real estate owned
      Single family                            15,972          17,231     18,880
      Commercial                                2,848           1,387      6,197
                                             --------   -------------   --------
                                               18,820          18,618     25,077
                                             --------   -------------   --------
         Total nonperforming assets          $127,531   $     108,267   $100,078
                                             ========   =============   ========


                                 IMPAIRED LOANS

                                        AT OR FOR THE NINE       AT OR FOR
                                           MONTHS ENDED        THE YEAR ENDED
                                           JUNE 30, 2000     SEPTEMBER 30, 1999
                                        ------------------   ------------------
                                                   (IN THOUSANDS)

Impaired loans with allowance           $           35,124   $           44,406
Impaired loans with no allowance                      --                   --
                                        ------------------   ------------------
Total impaired loans                    $           35,124   $           44,406
                                        ==================   ==================

Average impaired loans                  $           23,675   $           13,630
Allowance for impaired loans                        19,565                6,626


                          SELECTED ASSET QUALITY RATIOS

                                                       AT OR FOR THE          AT OR FOR            AT OR FOR THE
                                                     NINE MONTHS ENDED       THE YEAR ENDED      NINE MONTHS ENDED
                                                       JUNE 30, 2000       SEPTEMBER 30, 1999       JUNE 30, 1999
                                                     ------------------    ------------------    ------------------
Allowance for credit losses to nonperforming loans
      Single family                                               25.92%                25.71%                21.44%
      Commercial                                                 214.24                436.59                679.04
      Consumer                                                   132.27                151.77                221.48
      Total                                                      102.98                 92.25                 85.36
Allowance for credit losses to total loans
      Single family                                                0.25                  0.29                  0.24
      Commercial                                                   1.38                  1.14                  0.93
      Consumer                                                     0.29                  0.36                  0.31
      Total                                                        0.74                  0.63                  0.51
Nonperforming assets to total assets                               0.70                  0.67                  0.64
Net loan charge-offs to average loans - annualized
      Single family                                                0.10                  0.06                  0.06
      Commercial                                                   0.02                  0.03                  0.03
      Consumer                                                     0.21                  0.22                  0.23
      Total                                                        0.06                  0.05                  0.05

                                BANK UNITED CORP.

   At June 30, 2000, nonperforming and impaired loans included a partially secured $23.3 million commercial loan (total commitment of $25 million) to a Houston-based department store chain, which filed for bankruptcy protection under Chapter 11 in June 2000. The borrower intends to present its reorganization plan to the bankruptcy court after the Christmas selling season. The Company believes it is adequately reserved against losses, if any, that may be realized on this loan, and does not believe that the performance and collection of the loan will have an adverse effect upon the earnings or capital of the Company.

   At September 30, 1999, impaired loans included a $41.5 million secured loan to a mortgage banking company. Principal payments were received on this loan during the nine month period ended June 30, 2000, resulting in an outstanding loan balance of $6.3 million at June 30, 2000. The Company believes that all of its impaired loans are adequately secured and reserved.

   Nonperforming loans may include loans on both accrual and nonaccrual status. On a loan-by-loan basis, management may continue to accrue interest on loans that are past due more than 90 days, if management believes that the individual loan is in the process of collection or renewal and the interest is fully collectible. At June 30, 2000, the commercial nonperforming loan total includes $1.8 million of loans that are greater than 90 days past due and still accruing interest. At September 30, 1999 and June 30, 1999, there were no loans greater than 90 days past due and still accruing interest included in the nonperforming loan totals.

NON-INTEREST INCOME
   Non-interest income totaled $111.3 million for the nine months ended June 30, 2000, compared to $89.0 million for the nine months ended June 30, 1999. During the current period, higher levels of net loan servicing fees and gains on sales of single family servicing rights offset the effect of lower fixed-rate single family loan originations and related sales. The continued growth in the Community Bank contributed to increased deposit fees and charges.

   The largest component of non-interest income is net loan servicing fees, which increased $15.1 million or 38% to $55.0 million for the nine months ended June 30, 2000, compared to the year ago period. Growth in the servicing portfolio, higher servicing fees received per loan, and a slow down in the amortization rate all contributed to this increase. The portfolio of single family loans serviced for others increased $3.4 billion or 15% on average for the nine months ended June 30, 2000, compared to the year ago period. During the last twelve months, the Company purchased $7.9 billion in servicing rights, which included $3.4 billion purchased on June 30, 1999. A large portion of the servicing rights purchased were Government National Mortgage Association ("GNMA") securities, which generally yield a higher servicing fee rate than conventional and other government related servicing. The increased level of GNMA servicing coupled with the effect of rising market interest rates on adjustable-rate loans in the servicing portfolio contributed to the increase in the average service fee rate. The average service fee rate was 45.0 basis points for the nine months ended June 30, 2000, compared to 41.4 basis points for the year ago period. Increased market interest rates caused a decline in mortgage loan prepayment activity, which in turn extended the average life and increased the overall value of the portfolio, resulting in a slowdown in the amortization of mortgage servicing rights ("MSRs") and a recovery of the impairment reserve.

   Deposit fees and charges, which are primarily comprised of Community Banking transaction fees, totaled $25.2 million for the nine months ended June 30, 2000, an increase of $9.5 million or 61%, compared to the year ago period. Over the past twelve months, the Company has expanded its deposit customer base with the number of checking accounts increasing 25% to 264,000 at June 30, 2000, compared to 211,000 at June 30, 1999. This growth came primarily from the 7-Day Banking Centers and, to a lesser extent, successful marketing efforts. See "-Discussion of Changes in Financial Condition."

   Net gains from sales of single family loans, servicing rights, and SBA loans and securities comprised the majority of the $17.1 million of gains during the nine months ended June 30, 2000, down $2.8 million from the year ago period. The "natural hedge" provided by the Company's servicing portfolio allowed higher values in that portfolio, along with the resulting gains to offset the effect of lower levels of fixed-rate single family loan originations and related sales. Gains during the current period included $5.7 million related to the sale of $1.1 billion in servicing rights. There were no sales of servicing rights during the year ago period. Gains on sales of single family loans were $3.3 million for the nine months ended June 30, 2000, a decline of $13.5 million from the year ago period, primarily due to a decline in sales volume.

                                BANK UNITED CORP.

Historically, single family loan sales were comprised of fixed-rate loans originated by the Company. A significant drop in fixed-rate originations during the nine months ended June 30, 2000, caused the lower sales volumes ($1.1 billion in the current period, compared to $2.6 billion in the year ago period). SBA banking gains were $7.4 million for the nine months ended June 30, 2000, up 116% over the year ago period.

NON-INTEREST EXPENSE
   Non-interest expense was $215.7 million and $174.2 million for the nine months ended June 30, 2000 and 1999. The increase in non-interest expense was due to the continued growth in all businesses of the Company, particularly the Community Bank and the Commercial Bank. During the twelve months ended June 30, 2000, the Community Bank's retail branch network expanded from 144 branch locations to 155. The Midland acquisition, the 7-Day Banking Center initiative, and the expansion of the SBA banking initiative contributed to this growth. Costs associated with new offices for commercial and mortgage banking and technology initiatives also contributed to the increase. Notwithstanding this growth in the Company's business, the efficiency ratio for the nine months ended June 30, 2000 was 50.02%.

INCOME TAX EXPENSE
   In June 2000, the Company recognized a $3.0 million tax benefit. In connection with filing its federal tax return, the Company finalized the NOLs available to it as a result of the August 1999 ownership change (under section 382 of the Internal Revenue Code). Excluding this tax benefit, the Company's effective income tax rate was 35.7% for the nine months ended June 30, 2000, compared to 37.4% for the nine months ended June 30, 1999. The reduction was principally a result of the issuance of certain securities in 1999, the dividends of which are deductible for purposes of computing the Company's tax benefit sharing payments to the Federal Savings and Loan Insurance Corporation ("FSLIC") Resolution Fund.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION FROM SEPTEMBER 30, 1999 TO JUNE 30, 2000

GENERAL
   Total assets increased $2.0 billion or 12% to $18.2 billion at June 30, 2000, up from $16.2 billion at September 30, 1999, primarily due to growth in the commercial loan portfolio. Higher asset levels were financed principally with an increase in deposits and FHLB advances.

   During the nine months ended June 30, 2000, the MBS portfolio declined primarily due to sales of $55.4 million and principal repayments. Principal repayments declined from the year ago period ($100.1 million in 2000 compared to $277.7 million in 1999), as a result of higher interest rates causing a reduction in payoffs and due to a lower average balance outstanding in the current period. Purchases totaled $60.1 million during the nine months ended June 30, 2000. Trade date purchases at September 30, 1999 totaling $42.9 million were settled during the current period, resulting in a decline in other liabilities. The net unrealized loss on MBS available for sale increased $3.9 million, before tax, principally due to higher market interest rates during the current period as compared to the year ago period.

                                LOAN PORTFOLIO

                                     JUNE 30,     SEPTEMBER 30,       JUNE 30,
                                      2000            1999             1999
                                  ------------    -------------    ------------
                                                  (IN THOUSANDS)
Single family
   Held for investment            $  6,601,060    $   6,470,636    $  5,948,319
   Held for sale                       675,399          592,583         712,233
Commercial                           6,977,576        5,469,946       5,230,940
Consumer                               828,334          665,742         627,145
                                  ------------    -------------    ------------
                                    15,082,369       13,198,907      12,518,637
Less allowance for credit losses      (111,956)         (82,705)        (64,018)
                                  ------------    -------------    ------------
       Total loans receivable     $ 14,970,413    $  13,116,202    $ 12,454,619
                                  ============    =============    ============

                                BANK UNITED CORP.

                    ORIGINATION, PURCHASE, AND SALE OF LOANS

                                                           FOR THE NINE MONTHS ENDED JUNE 30,
                                                          ------------------------------------
                                                                2000                1999
                                                          ----------------    ----------------
                                                                    (IN THOUSANDS)
Beginning balance, September 30                           $     13,116,202    $     10,867,897
   Fundings
       Single family                                             1,884,641           3,106,101
       Commercial                                                4,752,823           3,187,555
       Consumer                                                    313,747             235,247
   Purchases
       Single family                                               507,458           1,304,542
       Commercial                                                  386,751             899,946
       Consumer                                                       --                25,472
   Net change in mortgage banker finance line of credit            443,183             285,106
   Repayments
       Single family                                            (1,043,462)         (1,945,068)
       Commercial                                               (3,564,943)         (2,178,987)
       Consumer                                                   (150,557)           (137,811)
   Loans sold or securitized
       Single family                                            (1,115,290)         (2,588,485)
       Commercial                                                 (499,123)           (513,022)
       Consumer                                                     (1,267)               --
   Foreclosures                                                    (37,593)            (36,054)
   Net change in allowance for credit losses                       (29,251)            (16,515)
   Other                                                             7,094             (41,305)
                                                          ----------------    ----------------
Ending balance, June 30                                   $     14,970,413    $     12,454,619
                                                          ================    ================

   As the Company continued to expand its commercial and consumer lending lines of business, the ratio of commercial and consumer loans, as well as the size of the loan portfolio, increased during the current period. At June 30, 2000, commercial and consumer loans made up 52% of the total loan portfolio, compared to 46% at September 30, 1999.

   The commercial loan portfolio is principally comprised of single family construction, multi-family and commercial real estate, healthcare, small business and SBA, and mortgage banker finance line of credit loans. All commercial loan categories increased during the nine months ended June 30, 2000. The continued growth in the commercial loan portfolio was due to fundings, a large portion of which were single family construction loans. Purchases of mortgage banker finance loans during the period also contributed to this growth. Higher principal repayments during the nine months ended June 30, 2000, as compared to the year ago period, primarily related to a larger portfolio balance.

   A decrease in industry-wide refinancings caused by higher mortgage interest rates resulted in a decline in single family loan originations, as well as lower principal repayments during the current period. Refinancings represented 39% of total single family loan originations for the current period, compared to 73% for the nine months ended June 30, 1999. The decline in single family loan sales volume was consistent with lower levels of fixed-rate loan originations during the current period. See "-Discussion of Results of Operations for the Nine Months Ended June 30, 2000 and 1999 - Non-Interest Income."

   The consumer loan portfolio increased 24% during the nine months ended June 30, 2000, as a result of fundings of second lien, home improvement, and home equity loans.

   MSRs increased $34.6 million during the nine months ended June 30, 2000, primarily due to purchases. During this period, the Company purchased servicing rights associated with $3.4 billion in loans at a cost of $77.5 million. At June 30, 2000, $801.7 million of these loans had not yet been transferred to the Company, but are expected to be transferred during the fourth quarter of fiscal 2000. A liability approximating $48 million was included in other liabilities at June 30, 2000, representing the amount withheld until these loans are transferred. MSRs totaling $22.2 million were created during the nine months ended June 30, 2000, through sales of $1.1 billion of originated single family loans. Sales of servicing rights totaled

                                BANK UNITED CORP.

$1.1 billion during the current period. See "-Discussion of Results of Operations for the Nine Months Ended June 30, 2000 and 1999." Outstanding receivables related to these sales totaled $15.3 million at June 30, 2000.

   Transaction accounts, which include checking, savings, money market, and escrow accounts, increased $952.1 million or 26% during the nine months ended June 30, 2000, primarily due to growth in both Community Banking and Commercial Banking deposits. The increase in Community Banking deposits primarily relates to the Company's 7-Day Banking Center initiative. The growth in the Commercial Banking deposit base is consistent with the Company's overall strategy of providing a full range of loan and deposit products and services to its commercial customers.

   The Series A Redeemable Preferred Stock, totaling $60 million, was redeemed during the nine months ended June 30, 2000.

LIQUIDITY
   The management of the Company's liquidity focuses on ensuring that sufficient funds are available to meet loan funding commitments, withdrawals from deposit accounts, the repayment of borrowed funds, and ensuring that the Bank complies with regulatory liquidity requirements.

   The Company's primary sources of liquidity are deposits, FHLB advances, securities sold under agreements to repurchase, principal and interest payments on loans and MBS, proceeds from the sale of loans and servicing rights, and proceeds from the issuance of debt and stock. While maturities and scheduled payments of loans and MBS are predictable sources of funds, deposit outflows, loan and servicing sales, and access to the capital markets for issuance of securities are greatly influenced by economic conditions and general interest rates.

   Under the Office of Thrift Supervision ("OTS") regulations, the Bank must maintain, for each calendar quarter, an average daily balance of liquid assets equal to at least 4.0% of either (1) its net withdrawable accounts plus short-term borrowings (liquidity base), at the end of the preceding calendar quarter or (2) the average daily balance of its liquidity base during the preceding quarter. For the third quarter of fiscal 2000, the Bank's liquidity ratio was 4.95%.

   The primary source of funds for the Parent Company, excluding funds raised through the capital markets, to meet its cash obligations and to make dividend payments on its cumulative redeemable preferred stock and common stock, has been dividends from the Bank. The ability of the Bank to pay dividends is subject to regulations of the OTS and the terms of the preferred stock of the Bank. At June 30, 2000, the Bank had $238.0 million of capital available for dividend payments without prior approval of the OTS. See "Management's Discussion and Analysis - Capital Resources and Liquidity" in the Company's 1999 Annual Report on Form 10-K.

REGULATORY MATTERS
   The Bank is subject to regulatory capital requirements set forth in the OTS capital regulations. The Bank's capital level at June 30, 2000 and September 30, 1999 qualified it as "well-capitalized", the highest of five tiers under applicable regulatory definitions.

                            JUNE 30,   SEPTEMBER 30,     CAPITAL ADEQUACY      WELL-CAPITALIZED
                              2000         1999            REQUIREMENT           REQUIREMENT
                            --------   -------------    ------------------    ------------------
Tangible capital               6.85%           7.14%                 1.50%                 --
Core capital                   6.86            7.15                  3.00                  5.00%
Tier 1 risk-based capital      9.13            9.73                  --                    6.00
Total risk-based capital      11.06           11.71                  8.00                 10.00

                                BANK UNITED CORP.

DISCUSSION OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

GENERAL
   Net income was $33.7 million or $.97 per diluted share for the three months ended June 30, 2000, compared to $25.4 million or $.77 per diluted share for the three months ended June 30, 1999. Net interest income increased due to higher levels of interest-earning assets, particularly commercial loans, and an increase in the net yield caused primarily by the special dividend received from the FHLB. A larger average loan servicing portfolio, coupled with the favorable impact of rising interest rates on that portfolio, contributed to an increase in net loan servicing fees. Expansion of the Community Banking business continued to produce an increase in deposit fees and charges. Additional provisions for credit losses primarily related to a single nonperforming commercial loan and, in general, higher levels of commercial loans outstanding. Higher non-interest expenses include costs associated with the growth in the Community and Commercial Banking businesses. The Company also recorded an income tax benefit during the current quarter relating to increased NOLs available for future periods.

 NET INTEREST INCOME
   Net interest income was $109.2 million for the three months ended June 30, 2000, compared to $89.5 million for the three months ended June 30, 1999, a $19.7 million or 22% increase. This increase was due to both the growth in average interest-earning assets and a higher net yield.

     AVERAGE BALANCE SHEET, INTEREST INCOME/EXPENSE, AND AVERAGE YIELD/RATE

                                                                           FOR THE THREE MONTHS ENDED JUNE 30,
                                                           ----------------------------------------------------------------------
                                                                          2000                                 1999
                                                           ---------------------------------    ---------------------------------
                                                             AVERAGE                 YIELD/       AVERAGE                 YIELD/
                                                             BALANCE     INTEREST   RATE (1)      BALANCE     INTEREST   RATE (1)
                                                           -----------   --------   --------    -----------   --------   --------
                                                                                    (dollars in thousands)
Interest-earning assets
   Short-term interest-earning assets                      $   554,664   $ 10,093       7.20%   $   385,440   $  4,838       4.97%
   Securities and other investments                            168,705      2,227       5.31        189,728      1,747       3.69
   Mortgage-backed securities                                  930,308     15,809       6.80      1,117,770     17,744       6.35
   Loans
      Single family                                          7,295,876    134,831       7.39      6,528,684    115,884       7.10
      Commercial                                             6,605,420    144,953       8.77      4,822,368     95,212       7.88
      Consumer                                                 785,191     15,946       8.17        604,371     11,879       7.88
                                                           -----------   --------   --------    -----------   --------   --------
           Total loans                                      14,686,487    295,730       8.05     11,955,423    222,975       7.45
   FHLB stock                                                  346,436     10,834      12.58        295,328      3,857       5.24
                                                           -----------   --------   --------    -----------   --------   --------
      Total interest-earning assets                         16,686,600    334,693       8.02     13,943,689    251,161       7.20
Non-interest-earning assets                                  1,177,143                            1,169,682
                                                           -----------                          -----------
      Total assets                                         $17,863,743                          $15,113,371
                                                           ===========                          ===========
Interest-bearing liabilities
   Deposits
      Interest-bearing                                     $ 7,374,572    102,144       5.57    $ 6,057,645     72,789       4.82
      Non-interest bearing                                   1,264,240       --         --        1,174,548       --         --
                                                           -----------   --------   --------    -----------   --------   --------
           Total deposits                                    8,638,812    102,144       4.75      7,232,193     72,789       4.04
   FHLB advances                                             6,867,641    106,289       6.13      5,825,878     73,732       5.01
   Securities sold under agreements to repurchase
      and federal funds purchased                              618,510      9,144       5.85        587,465      7,242       4.88
   Notes payable                                               370,445      7,923       8.56        370,034      7,904       8.54
                                                           -----------   --------   --------    -----------   --------   --------
      Total interest-bearing liabilities                    16,495,408    225,500       5.45     14,015,570    161,667       4.60
Non-interest-bearing liabilities, minority interest,
    redeemable preferred stock, and stockholders' equity     1,368,335                            1,097,801
                                                           -----------                          -----------
      Total liabilities, minority interest, redeemable
      preferred stock, and stockholders' equity            $17,863,743                          $15,113,371
                                                           ===========                          ===========
Net interest income/interest rate spread                                 $109,193       2.57%                 $ 89,494       2.60%
                                                                         ========   ========                  ========   ========

Net yield on interest-earning assets                                                    2.63%                                2.58%
                                                                                    ========                             ========
Ratio of average interest-earning assets to average
   interest-bearing liabilities                                                         1.01                                 0.99
                                                                                    ========                             ========

(1) Annualized.

                                BANK UNITED CORP.

   Average interest-earning assets increased $2.7 billion or 20% to $16.7 billion during the three months ended June 30, 2000, compared to year ago period, primarily due to a 37% increase in commercial loans. The growth in average interest-earning assets was funded with deposits and FHLB advances. See "-Discussion of Changes in Financial Condition."

   The net yield was 2.63% for the three months ended June 30, 2000, compared to 2.58% for the three months ended June 30, 1999. The Company's net interest income and gross yields continued an upward trend during the current period, benefiting from rate resets on the substantial portfolio of LIBOR and prime-based commercial loans as well as a special dividend received from the FHLB (contributing 13 basis points to the net yield). Exclusive of the special FHLB dividend received in the quarter, the net yield declined from the year ago period as a result of tightening market spreads triggered by recent rate increases by the Federal Reserve.

PROVISION FOR CREDIT LOSSES
    The allowance for credit losses totaled $112.0 million or .74% of total loans at June 30, 2000, compared to $82.7 million or .63% at September 30, 1999, and $64.0 million or .51% at June 30, 1999. The provision for credit losses totaled $19.9 million for the three months ended June 30, 2000, compared to $5.6 million for the three months ended June 30, 1999. See "-Discussion of Results of Operations for the Nine Months Ended June 30, 2000 and 1999 - Provision for Credit Losses."

                           ALLOWANCE FOR CREDIT LOSSES

                                SINGLE
                                FAMILY     COMMERCIAL    CONSUMER      TOTAL
                               --------    ----------    --------    ---------
                                              (IN THOUSANDS)

Balance at March 31, 1999      $ 12,841    $   44,502    $  1,977    $  59,320
      Provision                   2,149         3,110         358        5,617
      Net charge-offs              (603)           50        (366)        (919)
                               --------    ----------    --------    ---------
Balance at June 30, 1999       $ 14,387    $   47,662    $  1,969    $  64,018
                               ========    ==========    ========    =========

Balance at March 31, 2000      $ 18,009    $   74,287    $  2,423    $  94,719
      Provision                     370        19,177         350       19,897
      Net charge-offs            (1,938)         (388)       (334)      (2,660)
                               --------    ----------    --------    ---------
Balance at June 30, 2000       $ 16,441    $   93,076    $  2,439    $ 111,956
                               ========    ==========    ========    =========

NON-INTEREST INCOME
   Non-interest income totaled $39.3 million for the three months ended June 30, 2000, compared to $27.5 million for the year ago period, an increase of $11.8 million or 43%. Net loan servicing fees increased $6.3 million or 51% to $18.6 million during the three months ended June 30, 2000, compared to the year ago period. Growth in the servicing portfolio, higher servicing fees received per loan and a slow down in the amortization rate on MSRs all contributed to this increase. The average portfolio of single family loans serviced for others increased primarily due to purchases. A large portion of these purchases included higher-yielding GNMA securities, contributing to the increased average servicing fee earned. The annualized average service fee rate was 45.6 basis points for the three months ended June 30, 2000, compared to 43.2 basis points for the year ago period. Increased market interest rates during the past twelve months caused a decline in mortgage loan prepayment activity resulting in a slow down in MSR amortization and a recovery of the impairment reserve.

   Deposit fees and charges, which are primarily comprised of Community Banking transaction fees, increased $3.3 million during the three months ended June 30, 2000 to $9.2 million. This increase came from growth in the deposit customer base including a 25% increase in the number of checking accounts, which totaled 264,000 at June 30, 2000. This growth primarily came from the 7-Day Banking Centers. See "-Discussion of Changes in Financial Condition."

   Net gains from sales of single family loans, servicing rights and SBA loans and securities comprised the majority of the $6.3 million of gains during the three months ended June 30, 2000, up $1.5 million from the year ago period. Gains during the current period included $2.4 million related to the sale of $675.5 million of servicing rights. No such gains were recognized in the year ago period. Gains on sales of single family loans declined $3.1 million during the three months ended June 30, 2000, compared to the same period a year ago. A drop in fixed-rate originations during the current period caused a reduction in sales volume ($460.1 million sold during the three months ended June 30, 2000, compared to $492.3 million

                                BANK UNITED CORP.

sold during the three months ended June 30, 1999). SBA banking gains were $3.4 million for the current period, up almost threefold from a year ago.

NON-INTEREST EXPENSE
   Non-interest expense was $73.8 million and $63.7 million for the three months ended June 30, 2000 and 1999. The increase in non-interest expense was due to the continued growth in all businesses of the Company, particularly the Community Bank and the Commercial Bank. During the twelve months ended June 30, 2000, the Community Bank's retail branch network expanded from 144 branch locations to 155. The Midland acquisition, the 7-Day Banking Center initiative, and the expansion of the SBA banking business contributed to this growth. Costs associated with new offices for commercial and mortgage banking and technology initiatives also contributed to this increase. Notwithstanding this growth in the Company's business, the efficiency ratio was 48.56% for the three months ended June 30, 2000.

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

LIQUIDITY AND CAPITAL
o  changes in availability of funds increasing costs or reducing liquidity;
o changes in the ability of the Company and the Bank to pay dividends on their preferred and common stock;
o increased asset levels and changes in the composition of assets and the resulting impact on the Bank's capital levels and regulatory capital ratios;

SYSTEMS
o the Company's ability to acquire, operate, and maintain cost effective and efficient systems;

PERSONNEL
o the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

                                BANK UNITED CORP.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's principal market risk exposure is to changes in interest rates. Interest rate risk arises primarily from timing differences in the duration or repricing of the Company's assets, liabilities, and off-balance-sheet financial instruments. The Company is most affected by changes in U. S. Treasury rates and LIBOR because many of the Company's financial instruments reprice based on these indices. Substantial changes in these indices may adversely impact the Company's earnings. To that end, management actively monitors and seeks to manage its interest rate risk exposure. This is done by seeking to structure the balance sheet and off-balance-sheet portfolios and by seeking to maximize net interest income while maintaining an acceptable level of risk to changes in market interest rates. Management of market risk requires a balance between profitability, liquidity, and interest rate risk. See discussion in "Quantitative and Qualitative Disclosures About Market Risk" in the Company's 1999 Annual Report on Form 10-K.

   The following table is a summary of the changes inherent in the Company's net interest income over a 12 month period and market value of portfolio equity ("MVE") that are projected to result from hypothetical changes in market interest rates. MVE is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance-sheet instruments. The interest rate scenarios presented in the table include interest rates at June 30, 2000 and September 30, 1999 and as adjusted by instantaneous parallel rate changes upward and downward of up to 200 basis points. Each rate scenario has unique prepayment, repricing, and reinvestment assumptions. Prepayments are assumed to increase as rates decrease and to slow as rates increase.

                           JUNE 30, 2000                        SEPTEMBER 30, 1999
                   ---------------------------------     --------------------------------
  CHANGE IN        NET INTEREST      MARKET VALUE OF     NET INTEREST     MARKET VALUE OF
INTEREST RATES        INCOME        PORTFOLIO EQUITY        INCOME       PORTFOLIO EQUITY
--------------     ------------     ----------------     ------------    ----------------
     +200                 (6.58)%            (26.47)%          (5.45)%            (33.28)%
     +100                 (2.57)              (9.80)           (1.79)             (13.82)
        0                  0.00                0.00             0.00                0.00
     -100                  0.95                9.08             0.54               11.63
     -200                  1.73               11.95             0.62               26.34

                                BANK UNITED CORP.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
   On July 25, 1995 the Bank, the Parent Company, and Hyperion Partners LP (collectively the "Plaintiffs") filed suit against the United States of America in the United States Court of Federal Claims for alleged failures of the United States (1) to abide by a capital forbearance that would have allowed the Bank to operate for ten years under negotiated capital levels lower than the levels required by the then existing regulations or successor regulations, (2) to abide by its commitment to allow the Bank to count $110 million of subordinated debt as regulatory capital for all purposes, and (3) to abide by an accounting forbearance that would have allowed the Bank to count as capital for regulatory purposes, and to amortize over a period of twenty-five years, the $30.7 million difference between certain FSLIC payment obligations to the Bank and the discounted present value of those future FSLIC payments.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
   Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
   Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   Not applicable.

ITEM 5. OTHER INFORMATION
   Not applicable.

ITEM 6A. EXHIBITS

EXHIBIT NO.                 IDENTIFICATION OF EXHIBIT

*10.27a    -      Amendment of the Company's Director Stock Plan
*15.1      -      Letter in Lieu of Consent of KPMG LLP, independent accountants
*27.1      -      Financial Data Schedule, Quarter Ended June 30, 2000

* Filed herewith.

 ITEM 6B.  REPORTS ON FORM 8-K
   The Company did not file a report on Form 8-K during the nine months ended June 30, 2000.

                                BANK UNITED CORP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      BANK UNITED CORP.
                                                ----------------------------
                                                        (Registrant)


Date  AUGUST 9, 2000                            /S/ BARRY C. BURKHOLDER
    --------------------                        ----------------------------
                                                Barry C. Burkholder
                                                President
                                                Chief Executive Officer
                                                (Duly Authorized Officer)



Date AUGUST 9, 2000                             /S/ ANTHONY J. NOCELLA
    --------------------                        ----------------------------
                                                Anthony J. Nocella
                                                Vice Chairman
                                                Chief Financial Officer