Form 10-K405
period 2000-09-30
BANK UNITED CORP
filed 2000-12-15
CIK 906420

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                            ------------------------

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 2000.
                                          OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to ___________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting common equity held by nonaffiliates of the registrant, as of December 12, 2000, was $1,892,922,438.

     The number of shares outstanding as of the registrant's $0.01 par value common stock, as of December 12, 2000, was 32,737,509.

                               BANK UNITED CORP.
                          2000 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

ITEM  1.    BUSINESS....................................................       1
                 General................................................       1
                 Commercial Banking.....................................       1
                 Community Banking......................................       2
                 Mortgage Servicing.....................................       4
                 Mortgage Production....................................       6
                 Investment Portfolio...................................       6
                 Competition............................................       7
                 Subsidiaries...........................................       7
                 Personnel..............................................       7
                 Regulation.............................................       7
                 Taxation...............................................      18

ITEM  2.    PROPERTIES..................................................      19

ITEM  3.    LEGAL PROCEEDINGS...........................................      19

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      20

                                    PART II
ITEM  5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.......................................      21

ITEM  6.    SELECTED FINANCIAL DATA.....................................      22

ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.................................      26
                 Merger with Washington Mutual..........................      26
                 Discussion of Results of Operations....................      26
                 Discussion of Changes in Financial Condition...........      33
                 Asset Quality..........................................      39
                 Capital Resources and Liquidity........................      44
                 Contingencies and Uncertainties........................      45
                 Recent Accounting Standards............................      45
                 Forward-Looking Information............................      45

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK........................................................      46

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................      50

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE..................................      50

                                      (i)

                                                                            PAGE
                                                                            ----
                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........      50

ITEM 11.    EXECUTIVE COMPENSATION......................................      57

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT................................................      61

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............      63

                                    PART IV
ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K..................................................      65

                                     SIGNATURES                               69

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS               71

                                      (ii)

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Bank United Corp. (the "Parent Company") is the indirect holding company of Bank United (the "Bank"), a federally chartered savings bank. The Parent Company, the Bank, and subsidiaries of both the Parent Company and the Bank are collectively known as the ("Company").

     The Company is the largest publicly traded depository institution headquartered in Texas, with $18.2 billion in assets, $8.7 billion in deposits, and $864.2 million in stockholders' equity at September 30, 2000. The Company provides consumers and businesses in Texas and selected markets throughout the United States with a broad array of financial services. The Company serves over 343,000 Texas consumers and small businesses through a 157-branch community banking network, has 16 Small Business Administration ("SBA") lending offices in 10 states, is a national middle market commercial bank with 23 regional offices in 16 states, originates wholesale mortgage loans through 11 offices in 11 states, and operates a national mortgage servicing business serving approximately 310,000 customers and an investment portfolio business. The Company's address is 3200 Southwest Freeway, Houston, Texas 77027, and its telephone number is (713) 543-6500.

     Historically, the Company's operating strategy emphasized traditional single family mortgage lending and deposit gathering activities. Since the Company's fiscal 1996 initial public offering, management has pursued a strategy designed to transform its loan portfolio from a high concentration of single family mortgages to a more balanced portfolio of commercial, consumer and single family mortgage loans, increase its non-interest revenues, and lower its cost of funds. To facilitate the transformation, the Company sold certain of its single family mortgage origination offices in 1997, expanded its commercial and consumer lending lines, grew its mortgage servicing portfolio, and focused on obtaining lower cost transaction deposit accounts.

     On August 18, 2000, the Company entered into a definitive agreement to merge with and into Washington Mutual, Inc. ("Washington Mutual"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Merger with Washington Mutual" for additional information.

COMMERCIAL BANKING

     Commercial Banking provides credit and a variety of cash management and other services primarily to mortgage bankers, builders, developers, and healthcare operators. Business is solicited in Texas and in targeted markets throughout the United States. At September 30, 2000, the Commercial Banking network consisted of 23 regional banking offices in 16 states. During fiscal 2000, the commercial loan portfolio increased by $1.6 billion or 29%, ending the year with $7.0 billion in outstanding loans. A majority of the commercial loans outstanding at September 30, 2000, was managed and serviced by Commercial Banking.

     RESIDENTIAL CONSTRUCTION LENDING

     Commercial Banking provides financing to builders for the construction of single family properties, including loans for the acquisition and development of improved residential lots. These loans are generally for a period of one to three years. At September 30, 2000, this business line had $1.6 billion of loans outstanding and $1.2 billion in unfunded commitments.

     MORTGAGE BANKER FINANCE

     Commercial Banking provides small- and medium-sized mortgage and consumer finance companies with credit facilities, including secured lines of credit, securities purchased under agreements to resell ("repurchase agreements") and working capital credit lines. At September 30, 2000, this business line had $1.4 billion of loans outstanding, $276.0 million of repurchase agreements outstanding, and $1.3 billion in unfunded commitments. Commercial Banking also offers commercial banking services, including cash management, document custody, and deposit services to its mortgage banking customers. Deposits related to mortgage banker finance activities were $2.0 billion at September 30, 2000.

     COMMERCIAL REAL ESTATE LENDING

     Commercial Banking is engaged in commercial real estate lending for specific products, emphasizing permanent mortgages and construction loans on income producing properties, such as retail shopping centers. At September 30, 2000, this business line had $1.2 billion of loans outstanding ($982.9 million in permanent loans and $174.2 million in construction loans) and $225.3 million of unfunded commitments.

     MULTI-FAMILY LENDING

     Commercial Banking provides financing for operating multi-family properties, real estate investment trusts, and selected construction, acquisition, and rehabilitation projects. These loans are solicited directly in Texas and in targeted markets throughout the United States through regional offices and preapproved multi-family mortgage banking correspondents and brokers. At September 30, 2000, this business line had $1.3 billion of loans outstanding ($926.8 million in permanent loans and $334.3 million in construction loans) and $280.1 million of unfunded commitments.

     HEALTHCARE LENDING

     Commercial Banking funds construction and permanent loans to experienced operators of senior housing and long-term care facilities. In addition, Commercial Banking makes construction and permanent loans for medical offices. At September 30, 2000, this business line had $780.8 million of loans outstanding ($461.8 million in permanent loans and $319.0 million in construction loans) and $190.4 million in unfunded commitments. At September 30, 2000, $14.4 million of healthcare loans were underwritten with the Medicare prospective pay system as their primary source of debt service.

     OTHER

     Other products and industry specialties of Commercial Banking include SBA poolings, syndications, and energy lending. Commercial Banking purchases SBA loans, pools these loans, and sells the resulting pools for the purpose of generating gains. At September 30, 2000, Commercial Banking had $76.0 million of SBA loans held for sale and had a commitment to purchase $14.7 million of such loans. Commercial Banking has from time to time purchased participating interests in syndicated commercial loans. At September 30, 2000, this business line had $292.8 million of loans outstanding, $30.5 million of letters of credit, and $134.4 million in unfunded commitments. Commercial Banking funds loans to energy companies, primarily independent oil and gas producers in Texas. At September 30, 2000, the Company had $84.8 million in energy loans outstanding and $8.5 million in unfunded commitments.

COMMUNITY BANKING

     Community Banking's activities include deposit gathering, consumer lending, small business banking, and investment product sales. Community Banking operates a 157-branch network, a 24-hour telephone banking center, a 161-unit ATM network, and 16 SBA lending offices in 10 states, which together serve as the platform for the Company's consumer and small business banking activities. The Community Banking branch network includes 67 branches in the greater Houston area, 78 branches in the Dallas / Ft. Worth metropolitan area, five branches in Midland, four branches in Austin, and three branches in San Antonio. The Community Banking branch network includes 74 7-Day Banking Centers located in Kroger supermarkets. Through the Community Banking branch network, the Company attracts a majority of its deposits and at September 30, 2000 maintained in excess of 509,000 deposit accounts for over 343,000 households and businesses. The Company also has online banking and online bill payment services available through its website. Currently, approximately 9% of the Company's customers bank online and 13% of those customers pay bills online. The number of consumer and commercial checking accounts increased to approximately 276,000 at September 30, 2000, up by 18% from 233,000 at September 30, 1999.

     DEPOSIT GATHERING

     At September 30, 2000, Community Banking maintained in excess of 509,000 deposit accounts with $5.8 billion in deposits. Community Banking offers a variety of traditional deposit products and services, including checking and savings accounts, money market accounts, certificates of deposit ("CDs"), and deposit products and services tailored specifically to consumer and small business needs. Community Banking's strategy is to become the primary financial services provider to its customers by emphasizing high levels of customer service and innovative products. In order to promote this same strategy for the Hispanic community, a Spanish language program has been implemented. This program includes special Spanish advertisements, a package of special services called "Cuenta Con Bank U" and all of the Bank's forms, disclosures and loan documents are available in Spanish. In addition, bilingual bankers are employed in every branch location and a 10% premium is paid to anyone in a customer contact position who is fluent in Spanish.

     Currently, the principal methods used by Community Banking to attract and retain deposit accounts include offering competitive interest rates, having branch locations in major Texas markets, and offering a variety of services for the Company's customers. The Company uses traditional marketing methods to attract new customers and savings deposits, including newspaper, radio, and television advertising. Deposit products are tailored to meet the needs of the Company's consumer and small business banking customers. The following table illustrates the levels of deposits held by the Company's Community Banking network by region at September 30, 2000:

                                                                         AVERAGE
                                                                        DEPOSITS
                                         NUMBER OF     DEPOSITS            PER
              LOCATION                   BRANCHES     OUTSTANDING        BRANCH
              --------                   ---------    -----------       ---------
                                                  (DOLLARS IN THOUSANDS)
Houston Area.........................        67       $3,017,911         $45,043
Dallas/Ft. Worth Area................        78        2,312,518          29,648
Other Texas..........................        12          430,634          35,886
                                            ---       ----------         -------
     Total...........................       157       $5,761,063         $36,695
                                            ===       ==========         =======

     The Company expanded from 83 branches at September 30, 1998 to the current level of 157 branches primarily by opening 48 branches located in Kroger supermarket stores in the Houston and Dallas/Ft. Worth markets in April 1999. These 7-Day Banking Centers, along with others added in newly opened Kroger stores in the same markets, brought the total number of 7-Day Banking Centers to 74 at September 30, 2000. In addition to the 7-Day Banking Centers, traditional branches have also been strategically added in order to improve the distribution, especially in Austin.

     The Company also obtained deposits through acquisitions. In August 1999, the Company acquired Texas Central Bancshares, Inc. ("Texas Central"), a commercial bank in Dallas, Texas. Texas Central had assets of $113.1 million and deposits of $92.9 million at acquisition, and operated three branches located in Dallas, Park Cities, and Plano. The operations of Texas Central Bank, the principal subsidiary of Texas Central, were merged into the operations of the Bank. In February 1999, the Company acquired Midland American Bank ("Midland"), a commercial bank operating five branches in Midland, Texas, with assets of $282.5 million and deposits of $232.8 million at acquisition. In January 1998, the Company purchased 18 branches and related deposits from Guardian Savings and Loan Association. The branches, six in the Houston area and 12 in the Dallas/Ft. Worth Metroplex, had combined deposits of $1.44 billion at acquisition. In December 1997, the Company purchased three branches in the Dallas area, having $66 million in deposits at acquisition, from California Federal Savings Bank, FSB.

     SMALL BUSINESS BANKING

     Community Banking expanded its SBA offices to 16 locations in 10 states, from two offices in one state at September 30, 1998, and became the number one SBA lender in Texas and the number four SBA lender in the nation. Community Banking's conventional small business strategy is focused on offering loan products and services tailored to most small business needs, with highly responsive credit decision-making. It provides a broad range of credit services to its small business customers, including lines of credit, working capital loans, equipment loans, owner-occupied real estate loans, SBA loans, franchise loans, and cash and treasury management services. At September 30, 2000, Community Banking had small business loans outstanding totaling $471.2 million, $113.3 million in unfunded commitments, and $344.8 million in pending applications.

     CONSUMER LENDING

     Community Banking offers a variety of consumer loan products, including home equity loans, home improvement loans, purchase-money second lien loans, and automobile loans. Community Banking also provides a specialty lending program in which a preferred rate and faster service is offered to home improvement loan prospects referred to the Company by contractors. At September 30, 2000, consumer loans outstanding totaled $903.1 million, up by $237.4 million with $34.5 million in unfunded commitments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discussion of Changes in Financial Condition -- Loan Portfolio."

     RETAIL MORTGAGE ORIGINATIONS

     The Company also offers mortgages through its Community Banking branch network, primarily limited to 15-and 30-year fixed-rate mortgage loans. Community Banking has developed an abbreviated initial application, a promised response within two days of application, and provides a discount on the rate if the customer has the payment automatically withdrawn from a Bank United checking account.

     INVESTMENT PRODUCT SALES

     Bank United Securities Corp. ("BUSC"), a subsidiary of the Bank, markets investment products to the Company's consumer customer base. A broad range of investment products, including stocks, bonds, mutual funds, annuities, securities, deposits, and certain other insurance policies is offered by commissioned Series 7 and Group I licensed, registered representatives. As of September 30, 2000, there were 43 such representatives operating out of certain offices located in the Community Banking branches. Each representative will typically be responsible for investment product sales at two to three Community Banking branches.

MORTGAGE SERVICING

     The Company operates a residential mortgage loan servicing business, ranked 23rd in the United States, which generates substantial fee income. The servicing portfolio includes a large amount of Government National Mortgage Association ("GNMA") adjustable-rate mortgage loans and private-label securities which usually generate higher service fee rates than traditional Federal National Mortgage Association ("FNMA") and Federal Home Loan Mortgage Corporation ("FHLMC") fixed-rate mortgage loan servicing.

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

     At September 30, 2000, the Company's single family mortgage servicing portfolio totaled $31.8 billion or 310,000 loans, including $5.0 billion of loans serviced for the Company's own account. At September 30, 2000, the Company's deposits included $304.6 million of advances from borrowers for taxes and insurance ("escrow") and $150.0 million of principal and interest held on behalf of investors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discussion of Changes in Financial Condition -- Mortgage Servicing Rights," and Note 7 to the Consolidated Financial Statements.

     The following tables show the composition of the servicing portfolio by type and by owner:

                                                     AT SEPTEMBER 30,
                                       ---------------------------------------------
                                          2000             1999             1998
                                       -----------      -----------      -----------
                                                      (IN THOUSANDS)
BY TYPE
    Conventional.....................  $18,518,336      $17,697,787      $18,125,325
    Government.......................   13,273,109       13,195,206        9,809,975
                                       -----------      -----------      -----------
                                       $31,791,445      $30,892,993      $27,935,300
                                       ===========      ===========      ===========
BY OWNER
    Others...........................  $26,760,882      $26,058,482      $23,491,960
    Company..........................    5,030,563        4,834,511        4,443,340
                                       -----------      -----------      -----------
                                       $31,791,445      $30,892,993      $27,935,300
                                       ===========      ===========      ===========

     The weighted-average interest rate of loans in the servicing portfolio was 7.67%, 7.50%, and 7.78% at September 30, 2000, 1999, and 1998. At September 30,
2000, the weighted-average contractual maturity (remaining years to maturity) of the loans in the servicing portfolio was approximately 24 years. At
September 30, 2000, the largest concentrations of the servicing portfolio were in California (24.9%) and Texas (9.4%). At September 30, 2000, 5.34% of the loans serviced by Mortgage Servicing were delinquent and an additional .66% were in foreclosure.

     The following table presents the servicing portfolio at September 30, 2000, by interest rate category:

                                         LESS
                                         THAN       7.00-      8.01-    9.01-     10.01%
                                         7.00%      8.00%      9.00%    10.00%     ABOVE
                                         -----      -----      -----    ------    -------
Conventional.........................    11.05%     26.18%     15.14%    4.62%     1.26%
Government...........................     6.64      21.32      12.99     0.64      0.16
                                         -----      -----      -----    -----      ----
     Total...........................    17.69%     47.50%     28.13%    5.26%     1.42%
                                         =====      =====      =====    =====      ====

     The Company enters into agreements to service loans for loan investors, in exchange for servicing fees, primarily through the purchase of servicing rights and secondarily through the sale of loans it has originated while retaining the right to service the loans. Mortgage Servicing services loans for GNMA, FNMA, FHLMC, private mortgage investors, and the Company.

     Servicing fees are withheld from the monthly payments made to investors, are usually based on the principal balance of the loan being serviced, and generally range from 0.25% to 0.55% annually of the outstanding principal amount of the loan. Minimum servicing fees for substantially all loans serviced that have been securitized into mortgage-backed securities ("MBS") are set from time to time by the sponsoring agencies. As a servicer of loans securitized by GNMA, FNMA, and FHLMC, the Company may be obligated to make timely payment of principal and interest to security holders, whether or not such payments have been received from borrowers on the underlying mortgage loans. With respect to mortgage loans securitized under GNMA programs, the Company is insured by the Federal Housing Administration ("FHA") against foreclosure loss on FHA loans and by the Department of Veteran's Affairs ("VA") through guarantees on VA loans. Although GNMA, FNMA, and FHLMC are obligated to reimburse the Company for principal and interest payments advanced by the Company as a servicer, the funding of delinquent payments or the exercise of foreclosure rights involves costs to the Company that may not be fully reimbursed or recovered.

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

     Mortgage servicing portfolio levels are influenced by market interest rates. As interest rates rise, prepayments generally decrease, resulting in an increase in the value of the servicing portfolio. Lower market interest rates prompt an increase in prepayments as consumers refinance their mortgages at lower rates of interest. As prepayments increase, the life of the servicing portfolio is reduced, decreasing the servicing fee revenue that will be earned over the life of that portfolio and the price third-party purchasers are willing to pay. Increased prepayment activity also impacts earnings through higher amortization of mortgage servicing rights ("MSRs") and potential MSR impairment, which are deducted from servicing fee revenue. The Company actively seeks to mitigate the negative effect of prepayments on the servicing portfolio by entering into interest rate floor agreements ("floors"). The Company pays a one-time premium to enter into the floor agreement and if rates fall below an agreed rate, the Company will receive payments equal to the difference between the market rate and the agreed rate multiplied by the notional amount. The Company is not exposed to loss with a floor agreement beyond the initial premium paid. See Note 13 to the Consolidated Financial Statements.

MORTGAGE PRODUCTION

     Mortgage Production originates both fixed- and adjustable-rate single family mortgage loans through 11 wholesale mortgage origination offices in 11 states. The types of loans originated include loans that meet the standard underwriting policies and purchase limits established by FNMA and FHLMC guidelines ("conforming conventional loans"), loans in amounts in excess of the FNMA and FHLMC purchase limits ("jumbo loans"), loans insured or guaranteed under FHA or VA programs, loans exclusively for sale to specific investors that conform to the requirements of such investors, and loans with loan to value ratios greater than 80% at origination that are covered by mortgage insurance.

     Loans originated by the wholesale mortgage origination offices are retained for the Company's portfolio or are sold into the secondary market. Loans sold into the secondary market are typically fixed-rate loans, but may from time to time include adjustable-rate loans. Conforming conventional loans sold into the secondary market are typically pooled and exchanged for securities issued by FNMA or FHLMC, which are sold to investment banking firms. Mortgage Production may also sell conforming conventional loans as whole loans directly to FNMA or FHLMC or to private investors. Jumbo loans produced for sale in the secondary market are sold to private investors. FHA-insured and VA-guaranteed loans produced for sale in the secondary market are pooled to form GNMA MBS, which are sold to investment banking firms.

     Mortgage Production originates loans through approximately 3,000 approved mortgage brokers. A formal approval and monitoring process is in place to select all brokers, assess their performance, and evaluate the credit quality of the loans they originate. Mortgage brokers demonstrating unacceptable performance or insufficient loan activity are removed from the Company's program.

     Mortgage Production originated $2.8 billion and $3.7 billion of single family loans in fiscal 2000 and 1999. During fiscal 2000 and 1999, $1.9 billion and $2.8 billion of single family mortgage loans were sold in the secondary market. At September 30, 2000, this business segment had $2.6 billion of single family loans held for investment outstanding and $340.7 million in unfunded commitments.

     Prior to February 1997, the Company's Mortgage Banking segment originated retail and wholesale mortgages and serviced mortgage loans. In February 1997, the Company sold certain of its mortgage origination offices and the remaining offices were restructured or closed. The Company retained its mortgage servicing business, retail mortgage origination capability in Texas through the Community Banking branches and its wholesale and other mortgage origination capabilities, which became the current Mortgage Production segment.

INVESTMENT PORTFOLIO

     The Investment Portfolio segment holds $4.5 billion of assets at September 30, 2000, which includes $3.5 billion of single family loans held for investment and MBS totaling $868.2 million.

     Investment Portfolio acquires single family loans through traditional secondary market sources (mortgage origination companies, financial institutions, and Wall Street dealers). In fiscal 2000, 1999, and 1998, the Company purchased approximately $611.3 million, $1.8 billion, and $1.2 billion of single family loans. While the Company intends to continue to pursue this strategy on a selective basis, there can be no assurance of the continued availability of portfolio acquisition opportunities or the Company's ability to obtain such portfolios on favorable terms.

     MBS are acquired as a means of investing in housing-related mortgage instruments while incurring less credit risk than holding a portfolio of non-securitized loans. Additionally, MBS include securities created through the securitization of the Company's single family loans. The Company's MBS have various credit quality guarantees and structures and include FNMA, FHLMC, and GNMA certificates ("agency securities"), privately issued and credit enhanced MBS ("non-agency securities"), and certain types of collateralized mortgage obligations ("CMOs"). Agency pass-through securities guarantee the timely payment of principal and interest, whether collected or not, and pay-off if the mortgagor defaults. GNMA is an agency of the federal government that guarantees GNMA MBS. GNMA MBS are backed by the full faith and credit of the United States. FNMA and FHLMC are government-sponsored enterprises, and their MBS only carry the guarantee of the issuing agency. However, these agencies have lines of credit with the United States Treasury, which provide a large measure of security and certainty.

     The Company also invests in MBS sponsored by private issuers with no explicit or implicit government guarantee. There are a variety of structuring techniques used to protect investors against default risk and delays in payment of principal and interest. The forms of credit enhancements include insurance, letters of credit, and subordination within the MBS structure. As of September 30, 2000, all of the non-agency MBS had a credit rating of AA/Aa or higher as defined by Standard & Poor's Corporation or Moody's Investor Services, Inc.

COMPETITION

     The Company competes primarily with certain commercial banks and thrift institutions, some of which have a substantial presence in the same markets as the Company. Competitors for deposits include commercial banks, community banks, thrift institutions, credit unions, full service and discount broker-dealers, and other investment alternatives, such as mutual funds, money market funds, savings bonds, and other government securities. The Company and its competitors compete primarily on the price at which products are offered and on customer service.

     The Company competes for loan originations with mortgage companies, banks, thrift institutions, and insurance companies. The primary competitive factors include service quality, relationships with builders and real estate brokers, and rates and fees. Many of the Company's competitors are, or are affiliated with, organizations with substantially larger asset and capital bases (including regional and multi-national banks and bank holding companies) and lower funding costs.

SUBSIDIARIES

     The Bank is permitted to invest in the capital stock, obligations, and other securities of its service corporations in an aggregate amount not to exceed 2% of the Bank's assets, plus an additional 1% of assets if such investment is used for community development or inner city development purposes. In addition, if the Bank meets minimum regulatory capital requirements, it may make certain conforming loans in an amount not exceeding 50% of the Bank's regulatory capital to service corporations and lower tier entities in total. At September 30, 2000, the Bank was authorized to have a maximum investment of approximately $544.1 million in its service corporation subsidiaries. Only one of the Bank's subsidiaries, BUSC, is significant.

    BANK UNITED SECURITIES CORP.

     The Bank is the sole shareholder of BUSC, a Texas corporation, which acts as a full-service broker-dealer. BUSC markets investment products including annuities, securities, mutual funds, stocks, bonds, deposits and insurance products to the Bank's Community Banking customers. BUSC is a broker-dealer registered with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers, Inc.

PERSONNEL

     At September 30, 2000, the Company had 2,614 full-time equivalent employees. The employees are not represented by a collective bargaining agreement, and the Company believes that it has good relations with its employees. See Note 14 to the Consolidated Financial Statements.

REGULATION

    GENERAL

     The Parent Company is a savings and loan holding company that is regulated and subject to examination by the Office of Thrift Supervision ("OTS"). The Bank is a federally chartered savings bank and is subject to the regulations, examinations, and reporting requirements of the OTS. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). As the administrator of the SAIF, the FDIC has certain regulatory and full examination authority over OTS regulated savings associations. The FDIC may terminate deposit insurance under certain circumstances involving violations of law or unsafe or unsound practices.

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

     HOLDING COMPANY ACTIVITIES

     The Parent Company currently operates as a unitary savings and loan holding company. Generally, there are few restrictions on the activities of a unitary savings and loan holding company and its non-savings association subsidiaries provided that the savings association subsidiary is a qualified thrift lender. See "-- Investment Authority -- Qualified Thrift Lender Test." If the Company ceases to be a unitary savings and loan holding company, the activities of the Company and its non-savings association subsidiaries would thereafter be subject to substantial restrictions.

     The HOLA requires that every savings association subsidiary of a savings and loan holding company give the OTS at least 30 days advance notice of any proposed dividends to be made on its guaranty, permanent, or other non-withdrawable stock or such dividend will be invalid. See " -- Capital Distributions."

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

     The term affiliate includes any company that controls or is controlled by a company that controls the Bank or a bank or savings association subsidiary of the Bank. The term affiliate also includes any company controlled by controlling stockholders of the Bank or the Parent Company and any company sponsored and advised on a contractual basis by the Bank or any subsidiary or affiliate of the Bank. The OTS regulation generally excludes all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the director of the OTS decides to treat such subsidiaries as affiliates. The Parent Company is an affiliate of the Bank.

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

     INSURANCE ASSESSMENTS

     The FDIC establishes premium assessment rates for SAIF deposit insurance. There is no statutory limit on the maximum assessment and the percent of increase in the assessment that the FDIC may impose in any one year, provided, however, that the FDIC may not collect more than is necessary to reach or maintain the SAIF's designated reserve ratio and must rebate any excess collected. During fiscal 2000, SAIF-assessable deposits were subject to premiums of between 0 to 27 cents per $100 of deposits, based upon the institution's capital position and other supervisory factors.

     To arrive at a risk-based assessment for each bank and thrift, the FDIC places it in one of nine risk categories using a two-step process based first on capital ratios and then on relevant supervisory information. Each institution is assigned to one of three groups (well-capitalized, adequately capitalized, or undercapitalized) based on its capital ratios. A "well-capitalized" institution is one that has at least a 10% "total risk-based capital" ratio (the ratio of total capital to risk-weighted assets), a 6% "tier 1 risk-based capital" ratio (the ratio of tier 1 risk-based capital to risk-weighted assets), and a 5% "leverage capital" ratio (the ratio of core capital to adjusted total assets). An "adequately capitalized" institution has at least an 8% total risk-based capital ratio, a 4% tier 1 risk-based capital ratio, and a 4% leverage capital ratio (or a leverage ratio of 3% if the institution is rated Composite 1 in its most recent report of examination). An "undercapitalized" institution is one that does not meet either the definition of well-capitalized or adequately capitalized. See "-- Capital Requirements."

     The FDIC also assigns each institution to one of three supervisory subgroups based on an evaluation of the risk posed by the institution. These supervisory evaluations modify premium rates within each of the three capital groups. The nine risk categories and the corresponding SAIF assessment rates are as follows:

                                               SUPERVISORY
                                                SUBGROUP
                                         -----------------------
                                          A         B         C
                                         ---       ---       ---
Meets numerical standards for:
     Well-capitalized................      0         3        17
     Adequately capitalized..........      3        10        24
     Undercapitalized................     10        24        27

     For purposes of assessments of FDIC insurance premiums, the Company believes that the Bank is a well-capitalized institution as of September 30, 2000. FDIC regulations prohibit disclosure of the supervisory subgroup to which an insured institution is assigned.

     ASSESSMENTS TO PAY FICO BONDS. The FDIC is also authorized to collect assessments against insured deposits to be used to service the bonds issued by the Financing Corporation ("FICO") to resolve the thrift failures during the late 1980s and early 1990s. During the period beginning January 1, 1997 through December 31, 1999, SAIF-insured institutions paid 6.48 basis points annually toward FICO bonds and Bank Insurance Fund ("BIF") insured institutions paid
1.296 basis points. Starting in the year 2000, BIF and SAIF institutions began sharing the FICO burden on a pro rata basis until termination of the FICO obligation. As of September 30, 2000, the annualized rate was 2.02 basis points. The Bank's insurance assessments for fiscal 2000 and 1999 were $2.1 million and $4.0 million.

     AUDIT REQUIREMENTS. In May 1993, the FDIC adopted rules implementing statutory annual independent audit and financial reporting requirements for all depository institutions with assets of more than $500 million, and for their management, and their independent auditors. The rules also establish requirements for the composition, duties, and authority of such institutions' audit committees and boards of directors. Among other things, all depository institutions with assets in excess of $500 million are required to prepare and make available to the public, annual reports on their financial condition and management, including statements of management's responsibility for preparing the institution's financial statements, for establishing and maintaining an internal control structure and procedures for financial reporting, for complying with specified laws and regulations relating to safety and soundness, and an assessment of the effectiveness of such internal controls and procedures and the institution's compliance with laws and regulations designated by the FDIC. The institution's independent auditors are required to attest to these management assertions, except the procedures employed by management to detect and report violations of designated laws. Each such institution also is required to have an audit committee composed of directors who are independent of management of the institution. Audit committees of large institutions (institutions with assets exceeding $3.0 billion) must (1) include members with banking or related financial management expertise; (2) have the ability to engage their own independent legal counsel; and (3) must not include any individuals designated as "large customers" of the institution.

     RESERVE REQUIREMENTS. The Federal Reserve Board ("FRB") requires all depository institutions (including savings associations) to maintain reserves against their deposit accounts (primarily transaction accounts and nonpersonal time deposits) and Eurocurrency liabilities. At October 30, 2000, reserves of 3% were required to be maintained against net transaction accounts of $44.3 million or less. In addition, if net transaction accounts exceeded $44.3 million, institutions were required to maintain reserves equal to 10% of the excess. The reserve requirement for nonpersonal time deposits and Eurocurrency liabilities is 0%. Reserve requirements are subject to adjustment by the FRB, and must be adjusted at least annually. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. See " -- Investment Authority -- Liquidity."

     CAPITAL REQUIREMENTS

     REQUIREMENTS AND STANDARDS. The OTS capital regulations have three components: a leverage limit, a tangible capital requirement, and a risk-based capital requirement. See Note 19 to the Consolidated Financial Statements for compliance with the regulatory capital requirements. The OTS has broad discretion to impose capital requirements in excess of minimum applicable ratios. See " -- Enforcement."

     LEVERAGE LIMIT. The leverage limit requires that a savings association maintain "core capital" of at least 4% of its adjusted total assets (or a leverage ratio of 3% if the institution is rated composite 1 in its most recent report of examination ). For purposes of this requirement, total assets are adjusted to exclude intangible assets and investments in certain subsidiaries, and to include the assets of certain other subsidiaries, certain intangibles arising from prior period supervisory transactions, and permissible MSRs. "Core capital" includes common stockholders' equity and noncumulative perpetual preferred stock minus intangibles, plus certain MSRs and certain goodwill arising from prior regulatory accounting practices. At September 30, 2000, the Bank's core capital ratio was 6.99%.

     Certain MSRs are not deducted in computing core and tangible capital. Prior to August 10, 1998, generally, the lower of 90% of the fair market value of readily marketable MSRs or the current unamortized book value as determined under generally accepted accounting principles could be included in the core and tangible capital calculations up to a maximum of 50% of core capital computed before the deduction of any disallowed qualifying intangible assets. Effective August 10, 1998, the OTS increased the maximum amount of MSRs that are includable in regulatory capital calculations from 50% to 100% of core capital. At September 30, 2000, $542.3 million of MSRs were included in the Bank's core capital calculation.

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

     TANGIBLE CAPITAL REQUIREMENT. The tangible capital requirement mandates that a savings association maintain tangible capital of at least 1.5% of adjusted total assets. For purposes of this requirement, adjusted total assets are calculated on the same basis as for the leverage limit, except that all intangible assets must be deducted. "Tangible capital" is defined in the same manner as core capital, except that all intangible assets must be deducted. At September 30, 2000, the Bank's tangible capital ratio was 6.98%.

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

     The risk-based standards of the OTS require maintenance of total capital equal to at least 8% of risk-weighted assets. "Total capital" includes core capital plus supplementary capital (to the extent it does not exceed core capital). Supplementary capital includes cumulative perpetual preferred stock; mutual capital certificates, income capital certificates and net worth certificates; nonwithdrawable accounts and pledged deposits to the extent not included in core capital; perpetual and mandatory convertible subordinated debt and maturing capital instruments meeting specified requirements; general loan and lease loss allowances, up to a maximum of 1.25% of risk-weighted assets; and up to 45% of unrealized gains on available for sale equity securities. At September 30, 2000, the Bank's total risk-based capital ratio was 11.04%.

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

     Under OTS regulations, most associations may make capital distributions during a calendar year up to 100% of net income to date during the calendar year, plus retained net income for the preceding two years. An association, such as the Bank, that is a subsidiary of a savings and loan holding company must give 30 days' written notice to the OTS before making any capital distribution. The OTS may disapprove a capital distribution if: (1) following the distribution, the association would be undercapitalized; (2) the OTS determines that the proposed capital distribution raises safety or soundness concerns; or
(3) the distribution violates a provision contained in any statute, regulation, or agreement between the savings association and the OTS or the FDIC, or condition imposed on the association in an OTS-approved application or notice.

    INVESTMENT AUTHORITY

     PERMISSIBLE LOANS AND INVESTMENTS. Federally chartered savings banks, such as the Bank, are authorized to originate, invest in, sell, purchase, service, participate, and otherwise deal in: (1) loans made on the security of residential and nonresidential real estate, (2) commercial loans (up to 20% of assets, the last 10% of which must be small business loans), (3) consumer loans (subject to certain percentage of asset limitations), and (4) credit card loans. The lending authority of federally chartered savings associations is subject to various OTS requirements, including, as applicable, requirements governing loan-to-value ratio, percentage-of-assets limits, and loans to one borrower limits.

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

     QUALIFIED THRIFT LENDER ("QTL") TEST. All savings associations are required to meet a QTL test. A savings association that fails to satisfy the QTL test is subject to substantial restrictions on its activities and to other significant penalties. A savings association is a QTL if it either meets the test for being a domestic building and loan association, as that term is defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended, or has invested at least 65% of its portfolio assets in qualified thrift investments and maintains this level of qualified thrift investments on a monthly average basis in nine of every 12 months.

     The term "portfolio assets" is defined as total assets less intangibles, properties used to conduct business and liquid assets (up to 20% of total assets). The following assets may be included as qualified thrift investments without limit: domestic residential housing or manufactured housing loans; home equity loans and MBS backed by residential housing or manufactured housing loans; FHLB stock; certain obligations of the FDIC and certain other related entities; and education, small business, and credit card loans. Other qualifying assets, which may be included up to an aggregate of 20% of portfolio assets, are: (1) 50% of originated residential mortgage loans sold within 90 days of origination; (2) investments in debt or equity of service corporations that derive 80% of their gross revenues from housing-related activities; (3) 200% of certain loans to, and investments in, low cost one-to-four family housing;
(4) 200% of loans for residential real property, churches, nursing homes, schools, and small businesses in areas where the credit needs of low- and moderate-income families are not met; (5) other loans for churches, schools, nursing homes, and hospitals; and (6) personal, family, or household loans (other than education, small business, or credit card loans).

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

     CHANGES IN DIRECTORS AND SENIOR EXECUTIVE OFFICERS. Section 32 of the FDIA, as amended, requires a depository institution or holding company thereof to give 30 days prior written notice to its primary federal regulator of any proposed appointment of a director or senior executive officer if the institution is not in compliance with the minimum capital requirements or otherwise is in a troubled condition. The regulator then has the opportunity to disapprove any such appointment.

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

     ADMINISTRATIVE ENFORCEMENT AUTHORITY. The OTS has extensive enforcement authority over all savings associations and their "institution-affiliated parties" (I.E., officers, directors, controlling shareholders, employees, as well as attorneys, appraisers, or accountants if such consultants or contractors knowingly or recklessly participate in a wrongful action likely to have adverse effect on an insured institution). This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal and prohibition orders, and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. The OTS may use written agreements to correct compliance deficiencies with respect to applicable laws and regulations and to ensure safe and sound practices. Except under certain narrow circumstances, public disclosure of final enforcement actions by the federal banking agencies, including the OTS, is required.

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

     THE REAL ESTATE SETTLEMENT PROCEDURES ACT ("RESPA"). The RESPA, enacted into law in 1974, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. RESPA is applicable to all federally related mortgage loans. A "federally related mortgage loan" includes any loan secured by a first or subordinate lien on residential real property designed for occupancy by one-to-four families, including a refinancing of an existing loan secured by the same property, if: (1) the loan is made by any lender, the deposits of which are federally insured or any lender that is regulated by a federal agency, (2) the loan is insured, guaranteed or supplemented by a federal agency, (3) the loan is intended to be sold to the FNMA, the GNMA, or the FHLMC, or (4) the loan is made by any creditor who makes or invests in residential real estate loans aggregating more than $1 million per year.

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

     The 1999 Act also imposes new restrictions on the sharing of customer information, repeals the SAIF special reserve, and revises the Federal Home Loan Bank Act ("FHLB Act"). Changes to the FHLB Act included a change in the manner of calculating the Resolution Funding Corporation obligations payable by the FHLBs; an expansion in the purposes for when FHLB advances may be used; and a removal of the requirement that Federal Savings Associations be FHLB members.

TAXATION

    FEDERAL TAXATION

     The Parent Company and the Bank are subject to the Internal Revenue Code of 1986, as amended (the "Code"), in the same manner, with certain exceptions, as other corporations. The Parent Company and its subsidiaries participate in the filing of a consolidated federal income tax return with their "affiliated group", as defined by the Code. For financial reporting purposes, however, each entity computes its tax on a separate-company basis. In addition to federal income taxes, the Bank is required to make payments in lieu of federal income taxes as discussed below. See Note 16 to the Consolidated Financial Statements.

     NET OPERATING LOSS LIMITATIONS

     The Bank succeeded to substantial net operating losses ("NOLs") as a result of the original acquisition in 1988. The Company's total NOLs at September 30, 2000 were $321 million. Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of taxable income a corporation may offset with NOLs. The limitation imposed by Section 382 is determined by multiplying the value of the Company's stock (both common stock and preferred stock) at the time of an Ownership Change (as defined by Section 382) by the applicable long-term tax exempt rate. Any unused annual limitation may be carried over to later years, and the limitation may under certain circumstances be increased by the built-in gains in assets held by the Company at the time of the change.

     The Company's issuance of its Corporate Premium Income Equity Securities ("Corporate PIES") and cumulative redeemable preferred stock ("Redeemable Preferred Stock Series A") in August 1999 caused an Ownership Change under Internal Revenue Code 382. See Note 17 to the Consolidated Financial Statements. This Ownership Change will extend the utilization period of the Company's NOLs, with the result that the Company will no longer be required to share certain of the tax benefits associated with these losses with a third party pursuant to a contractual agreement entered into in connection with the acquisition of the Bank. This extension resulted in the recognition of $3 million of tax benefits during fiscal 2000 and $13.5 million during fiscal 1999. As a result of this Ownership Change, the Company's annual NOL utilization is limited to approximately $59.5 million, based on the closing market price at August 11, 1999, the date of the Ownership Change.

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

         FOR THE YEAR ENDED
            SEPTEMBER 30,                SAVINGS
         ------------------              -------
     1998............................     $38.1
     1999............................      40.5
     2000............................      17.8

     The Ownership Change, caused by the issuance of the Corporate PIES and Redeemable Preferred Stock Series A, deferred the utilization of the Company's NOLs, with the result that the Company will no longer be required to share certain of the tax benefits associated with these losses beyond fiscal 2003.

     STATE TAXATION

     The Parent Company and the Bank file unitary and combined state returns with certain subsidiaries as well as separate state returns. The location of branches and offices, loan solicitations, or real property securing loans creates jurisdiction for taxation in certain states, which results in the filing of state income tax returns. Amounts for state franchise tax liabilities are included as non-interest expense in the Consolidated Statements of Operations.

ITEM 2.  PROPERTIES

     The leases for the Company's headquarters and support facilities in effect at September 30, 2000 had terms from three to eight years, with annual rental payments of $7.8 million. A majority of leases outstanding at September 30, 2000 relate to Community Banking branches and expire within four years or less. The following table sets forth the number and location of the Community Banking, SBA lending, Commercial Banking, and wholesale mortgage origination offices of the Company as of September 30, 2000:

                                                                       NUMBER OF OFFICES
                                         ------------------------------------------------------------------------------
                                            COMMUNITY
                                             BANKING                                              WHOLESALE
                                            BRANCHES                            COMMERCIAL         MORTGAGE
                                         ---------------     SBA LENDING         BANKING         ORIGINATION
LOCATION                                 OWNED    LEASED    OFFICES LEASED    OFFICES LEASED    OFFICES LEASED    TOTAL
--------                                 -----    ------    --------------    --------------    --------------    -----
Dallas/Ft. Worth Area................     16        62             1                 1                --            80
Houston Area.........................     14        53             1                 1                 1            70
Other Texas..........................      5         7             1                --                --            13
California...........................     --        --             1                 3                 1             5
Other U.S............................     --        --            12                18                 9            39
                                         ---       ---           ---               ---               ---           ---
     Total...........................     35       122            16                23                11           207
                                         ===       ===           ===               ===               ===           ===

     The Company's net investment in premises and equipment was $88.6 million at September 30, 2000.

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

     On July 25, 1995 the Bank, the Parent Company, and Hyperion Partners LP (collectively the "Plaintiffs") filed suit against the United States of America in the United States Court of Federal Claims for alleged failures of the United States (1) to abide by a capital forbearance that would have allowed the Bank to operate for ten years under negotiated capital levels lower than the levels required by the then existing regulations or successor regulations, (2) to abide by its commitment to allow the Bank to count $110 million of subordinated debt as regulatory capital for all purposes, and (3) to abide by an accounting forbearance that would have allowed the Bank to count as capital for regulatory purposes, and to amortize over a period of 25 years, the $30.7 million difference between certain FSLIC payment obligations to the Bank and the discounted present value of those future FSLIC payments.

     In March 1999, the United States Court of Federal Claims granted the Company's motion for summary judgment on the issue of liability and held that the United States was liable for claims in the case filed by the Plaintiffs. On August 5, 1999, the Court denied a motion for summary judgment filed by the United States of

America on the issue of lost profits damages. The Company's case proceeded to trial on the amount of damages on September 13, 1999, and the taking of evidence by the Court concluded on October 21, 1999. The parties have submitted post-trial briefs and presented final oral arguments. The Plaintiffs' seek and offered evidence in support of damages of approximately $560 million. The government argued that damages to Plaintiffs as a result of the breach, if any, approached zero. The Company is unable to predict the outcome of Plaintiffs' suit against the United States and the amount of judgment for damages, if any, that may be awarded. No assurances can be given on the outcome of this case.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's common stock is listed on the NASDAQ National Market System under the symbol "BNKU". At December 1, 2000, there were approximately 521 shareholders of record for the Company's common stock and 2 shareholders of record for the Company's Corporate PIES. A majority of the Company's common stock is held in "street name" by nominees for the beneficial owners. The Company estimates the actual number of shareholders for the Company's common stock to be 5,521 and the actual number of shareholders for the Corporate PIES to be 452. The last reported sales price of common stock on December 12, 2000, was $62.50 per share.

     The high and low common stock prices by quarter for the year ended September 30 were as follows:

                                             HIGH           LOW
                                            -------       -------
1999
     First quarter......................    $45.500       $23.625
     Second quarter.....................     43.313        38.250
     Third quarter......................     44.000        38.250
     Fourth quarter.....................     40.188        29.250
2000
     First quarter......................    $41.000       $26.375
     Second quarter.....................     32.000        22.375
     Third quarter......................     40.000        27.688
     Fourth quarter.....................     52.125        34.250

     The cash dividends paid by quarter were as follows:

1999
     First quarter......................................    $0.157
     Second quarter.....................................     0.157
     Third quarter......................................     0.193
     Fourth quarter.....................................     0.185
2000
     First quarter......................................    $0.185
     Second quarter.....................................     0.185
     Third quarter......................................     0.185
     Fourth quarter.....................................     0.185

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data presented is derived from and should be read in conjunction with the Company's Consolidated Financial Statements.

                                                                AT SEPTEMBER 30,
                                       -------------------------------------------------------------------
                                          2000          1999          1998          1997          1996
                                       -----------   -----------   -----------   -----------   -----------
                                                                 (IN THOUSANDS)
SUMMARY OF FINANCIAL CONDITION

ASSETS
Cash and cash equivalents............  $   193,996   $   183,260   $   236,588   $   138,366   $   124,987
Securities purchased under agreements
  to resell and federal funds sold...      491,062       390,326       495,282       366,249       689,194
Securities and other investments.....      128,490       143,538       104,522        73,564        72,852
Mortgage-backed securities...........      881,272     1,004,002       938,528     1,570,399     1,658,967
Loans
    Single family -- held for
      investment.....................    6,132,916     6,451,606     4,696,201     5,802,722     6,120,191
    Single family -- held for sale...      947,629       592,583     2,149,009       697,410       256,656
    Commercial.......................    6,985,941     5,408,675     3,518,280     2,239,898     1,014,176
    Consumer.........................      900,482       663,338       504,407       306,370       172,844
Mortgage servicing rights............      579,880       534,694       410,868       272,214       123,392
Other assets.........................      918,555       872,657       727,370       587,176       556,593
                                       -----------   -----------   -----------   -----------   -----------
         Total assets................  $18,160,223   $16,244,679   $13,781,055   $12,054,368   $10,789,852
                                       ===========   ===========   ===========   ===========   ===========
LIABILITIES, MINORITY INTEREST,
  REDEEMABLE PREFERRED STOCK, AND
  STOCKHOLDERS' EQUITY
Deposits.............................  $ 8,714,791   $ 7,508,502   $ 6,894,227   $ 5,571,402   $ 5,404,385
Federal Home Loan Bank advances......    6,921,300     6,443,470     4,783,498     3,992,581     3,490,654
Securities sold under agreements to
  repurchase and federal funds
  purchased..........................      699,454       516,900       824,043     1,312,301       834,286
Notes payable........................      368,860       368,762       219,720       220,199       115,000
Other liabilities....................      306,078       308,131       182,673       167,923       223,640
                                       -----------   -----------   -----------   -----------   -----------
         Total liabilities...........   17,010,483    15,145,765    12,904,161    11,264,406    10,067,965
                                       -----------   -----------   -----------   -----------   -----------
Minority interest -- Bank preferred
  stock..............................      185,500       185,500       185,500       185,500       185,500
Redeemable preferred stock...........      100,000       160,000       --            --            --
Stockholders' equity.................      864,240       753,414       691,394       604,462       536,387
                                       -----------   -----------   -----------   -----------   -----------
         Total liabilities, minority
           interest, redeemable
           preferred stock, and
           stockholders' equity......  $18,160,223   $16,244,679   $13,781,055   $12,054,368   $10,789,852
                                       ===========   ===========   ===========   ===========   ===========

                                                 AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                        --------------------------------------------------------
                                           2000         1999        1998       1997       1996
                                        ----------   ----------   --------   --------   --------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS
Interest income......................   $1,287,061   $1,007,986   $905,800   $816,483   $816,900
Interest expense.....................      870,419      658,365    615,047    547,914    586,210
                                        ----------   ----------   --------   --------   --------
    Net interest income..............      416,642      349,621    290,753    268,569    230,690
Provision for credit losses..........       40,669       38,368     20,123     18,107     16,489
                                        ----------   ----------   --------   --------   --------
    Net interest income after
      provision for credit losses....      375,973      311,253    270,630    250,462    214,201
Non-interest income
    Loan servicing fees, net.........       71,795       54,408     35,975     32,381     30,383
    Deposit fees and charges.........       35,096       23,176     17,888     13,419      9,820
    Net gains
         Single family loans and
           servicing rights..........       12,611       18,909     11,124     21,182     43,074
         Securities and
           mortgage-backed
           securities................        3,587        1,290      2,761      2,718      4,001
         Other loans.................        7,176        3,299        651      1,128      3,189
         Sale of mortgage
           offices(1)................       --           --          --         4,748      --
                                        ----------   ----------   --------   --------   --------
         Net gains...................       23,374       23,498     14,536     29,776     50,264
    Other............................       19,753       18,879     13,254      8,428      6,330
                                        ----------   ----------   --------   --------   --------
    Total non-interest income........      150,018      119,961     81,653     84,004     96,797
                                        ----------   ----------   --------   --------   --------
Non-interest expense
    Compensation and benefits........      139,560      109,944     88,890     76,836     89,205
    SAIF deposit insurance
      premiums.......................        2,136        3,974      4,167      4,797     45,690
    Court of claims litigation.......        2,000        7,575      1,800      --         --
    Merger-related and restructuring
      costs(1).......................       --            2,394      --         --        10,681
    Other............................      148,821      125,758     97,621     93,755     96,573
                                        ----------   ----------   --------   --------   --------
    Total non-interest expense.......      292,517      249,645    192,478    175,388    242,149
                                        ----------   ----------   --------   --------   --------
    Income before income taxes,
      minority interest, and
      extraordinary loss.............      233,474      181,569    159,805    159,078     68,849
Income tax expense (benefit).........       80,304       53,659     25,862     60,986    (75,487)
                                        ----------   ----------   --------   --------   --------
    Income before minority interest
      and extraordinary loss.........      153,170      127,910    133,943     98,092    144,336
Minority interest
    Bank preferred stock dividends...       18,253       18,253     18,253     18,253     18,253
    Payments in lieu of dividends(2).       --           --          --         --         6,413
                                        ----------   ----------   --------   --------   --------
    Income before extraordinary
      loss...........................      134,917      109,657    115,690     79,839    119,670
Extraordinary loss -- early
  extinguishment of debt(3)..........       --           --          --         2,323      --
                                        ----------   ----------   --------   --------   --------
    Net income.......................   $  134,917   $  109,657   $115,690   $ 77,516   $119,670
                                        ==========   ==========   ========   ========   ========
    Net income available to common
      stockholders...................   $  125,948   $  107,955   $115,690   $ 77,516   $119,670
                                        ==========   ==========   ========   ========   ========
Earnings per common share
    Basic............................   $     3.88   $     3.34   $   3.59   $   2.41   $   4.01
    Diluted..........................         3.80         3.28       3.51       2.38       3.81
CERTAIN RATIOS AND OTHER DATA
Book value per common share..........   $    26.56   $    23.22   $  21.47   $  18.77   $  17.96
Dividends paid per common share......         0.74         0.69       0.64       0.55       3.35
Average common shares outstanding....       32,460       32,299     32,200     32,210     29,872
Average common shares and potential
  dilutive common shares
  outstanding........................       33,103       32,941     32,976     32,536     29,927
Regulatory capital ratios of the Bank
    Tangible capital.................         6.98%        7.14%      6.74%      7.71%      6.57%
    Core capital.....................         6.99         7.15       6.76       7.76       6.64
    Total risk-based capital.........        11.04        11.71      10.48      13.17      13.09
Return on average assets(4)..........         0.87         0.85       1.04       0.86       1.28
Return on average common equity......        15.67        14.81      17.81      13.53      22.98
Efficiency ratio(5)..................        50.44        51.86      50.22      49.24      71.93
Stockholders' equity to assets.......         4.76         4.64       5.02       5.01       4.97
Tangible stockholders' equity to
  tangible assets....................         4.35         4.14       4.60       4.91       4.82
Net yield on interest-earning
  assets.............................         2.54         2.53       2.45       2.55       2.12
Interest rate spread.................         2.49         2.54       2.42       2.41       1.91

                                                      AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                        -------------------------------------------------------------------
                                           2000          1999          1998          1997          1996
                                        -----------   -----------   -----------   -----------   -----------
                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CERTAIN RATIOS AND OTHER DATA --
  CONTINUED
Average interest-earning assets to
  average interest-bearing
  liabilities........................          1.01          1.00          1.01          1.03          1.04
Single family servicing portfolio....   $31,791,445   $30,892,993   $27,935,300   $24,518,396   $13,246,848
Fundings
    Single family....................     2,815,923     3,680,202     3,791,447     2,188,943     3,603,371
    Commercial.......................     6,342,774     4,479,385     2,883,938     1,497,779       900,977
    Consumer.........................       447,594       318,409       370,338       153,944       125,992
                                        -----------   -----------   -----------   -----------   -----------
Total fundings.......................   $ 9,606,291   $ 8,477,996   $ 7,045,723   $ 3,840,666   $ 4,630,340
                                        ===========   ===========   ===========   ===========   ===========
Nonperforming assets to total
  assets.............................          0.66%         0.67%         0.59%         0.62%         1.12%
Allowance for credit losses to
  nonperforming loans................        112.79         92.25         76.62         73.40         44.85
Allowance for credit losses to total
  loans..............................          0.74          0.63          0.44          0.44          0.53
Net charge-offs to average loans.....          0.08          0.05          0.13          0.23          0.17
Full-time equivalent employees.......         2,614         2,578         1,968         1,577         2,340
Number of Community Banking
  branches...........................           157           150            83            71            70
Number of SBA lending offices........            16            23             2            --            --
Number of Commercial Banking
  offices............................            23            20            19            11             9
Number of mortgage origination
  offices(1).........................            11            10             8             6            85

CERTAIN RATIOS AND OTHER DATA --
  EXCLUDING ADJUSTING ITEMS(6)
Adjusted net income..................   $   131,641   $   110,830   $    91,256   $    76,915   $    57,127
Adjusted net income available to
  common stockholders................       122,672       109,128        91,256        76,915        57,127
Earnings per diluted share...........          3.71          3.31          2.77          2.36          1.81
Return on average assets.............          0.85%         0.86%         0.85%         0.85%         0.67%
Return on average common equity......         15.29         14.94         14.60         13.43         11.50
Efficiency ratio.....................         50.30         49.70         49.33         49.24         55.44

------------

(1) During fiscal 1997, the Company sold certain of its mortgage origination offices. During fiscal 1996 in anticipation of this sale, the offices not sold were restructured or closed. The mortgage origination branches shown at September 30, 2000, 1999, 1998, and 1997 are wholesale mortgage origination offices. The merger-related and restructuring costs recorded in fiscal 1999 related to the Company's acquisition of Texas Central.

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

                                         (FOOTNOTES CONTINUED ON FOLLOWING PAGE)

(6) Adjusting items are comprised of the following for fiscal 2000, 1999, 1998, 1997, and 1996:

     -- 2000 (adjusting items decreased actual earnings per share ("EPS")
        $0.09) -- (1) a positive income tax adjustment of $3.0 million,
        (2) court of claims litigation expenses of $2.0 million ($1.3 million net of tax), and (3) an improvement in the servicing portfolio valuation of $2.4 million ($1.5 million net of tax);

     -- 1999 (adjusting items decreased actual EPS $0.03) -- (1) a positive income tax adjustment of $13.5 million, (2) court of claims litigation expenses of $7.6 million ($4.7 million net of tax), (3) an additional $13 million provision for credit losses associated with the increased growth of certain types of single family and commercial loans
        ($8.1 million net of tax), and (4) $2.9 million of costs related to the Texas Central acquisition ($1.8 million net of tax);

     -- 1998 (adjusting items increased actual EPS $0.74) -- (1) two positive income tax adjustments of $33.5 million, (2) an increase in the commercial loan provision for credit losses of $7.8 million ($4.9 million net of tax), and (3) provisions for the impact of higher prepayments on the single family loan and servicing portfolios of $6.7 million ($4.2 million net of tax);

     -- 1997 (adjusting items increased actual EPS $0.02) -- (1) the gain on the sale of mortgage offices of $4.7 million ($2.9 million net of tax) and
        (2) an extraordinary loss on extinguishment of debt of $3.6 million ($2.3 million net of tax);

     -- 1996 (adjusting items increased actual EPS $2.00) -- (1) a one-time SAIF assessment charge of $33.7 million ($20.7 million net of tax),
        (2) compensation expense of $7.8 million ($4.8 million net of tax),
        (3) charges of $12.5 million ($7.7 million net of tax) related to the restructuring of and items associated with the mortgage origination business, (4) a contractual payment to previous minority interests of $5.9 million, and (5) an income tax benefit of $101.7 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERGER WITH WASHINGTON MUTUAL

     On August 18, 2000, the Company and Washington Mutual entered into a definitive agreement whereby the Company will merge into Washington Mutual. The agreement provides that each share of Bank United Corp. common stock will be converted into 1.3 shares of Washington Mutual common stock. In addition, Bank United Corp.'s shareholders will receive contingent payment right certificates representing the right to receive the proceeds, if any, relating to the Company's pending forbearance claim, less related taxes and expenses. See "Legal Proceedings." Also Bank United Corp.'s Corporate PIES will be converted into a new series of Washington Mutual corporate premium income equity securities with substantially the same terms. As an inducement and condition to Washington Mutual entering into the merger agreement, the Company and Washington Mutual entered into a stock option agreement, which granted Washington Mutual an option to purchase 6,462,862 shares of Bank United Corp. common stock (approximately 19.9% of those outstanding) at a price of $42.375 per share under certain terms and conditions set forth in that agreement. Additionally, the merger agreement requires the Company to pay termination fees of up to $52 million to Washington Mutual if the merger agreement terminates under a number of specified circumstances. The transaction is subject to approval of the Company's stockholders and the OTS and is expected to close during the quarter ending March 31, 2001.

     In connection with, but prior to the merger with Washington Mutual, the Bank may exercise its right to call its preferred stock (Bank Preferred Stock Series A and B). In the event the Bank decides to call the preferred stock, an agreement will be entered into by Washington Mutual, the Bank, and the Company providing that the Bank and the Company will be made financially whole for all of their costs, expenses, and charges in connection with these transactions. The agreement also will provide for the Bank to maintain existing regulatory capital levels.

DISCUSSION OF RESULTS OF OPERATIONS

    OVERVIEW

     2000 COMPARED TO 1999. Net income was $134.9 million or $3.80 per diluted share for fiscal 2000, compared to $109.7 million or $3.28 per diluted share for fiscal 1999. Net interest income increased due to higher levels of interest-earning assets, particularly commercial loans, and a special dividend received from the FHLB. A larger average loan servicing portfolio, coupled with the favorable impact of rising interest rates on that portfolio, contributed to an increase in net loan servicing fees. Expansion of the Community Banking business continued to produce an increase in deposit fees and charges. Higher non-interest expenses included costs associated with the growth in the Community and Commercial Banking businesses. The Company also recorded a $3.0 million income tax benefit during the current year related to increased NOLs available for future periods and a $13.5 million tax benefit was recorded during fiscal 1999.

     1999 COMPARED TO 1998. Net income was $109.7 million or $3.28 per diluted share for fiscal 1999, compared to $115.7 million or $3.51 per diluted share for fiscal 1998. The decrease in net income was primarily due to two positive income tax adjustments recorded during fiscal 1998 totaling $33.5 million. A
$13.5 million positive income tax adjustment was recorded in fiscal 1999. Net interest income increased due to higher levels of interest-earning assets, particularly commercial loans. Non-interest income increased due to higher net servicing fee revenue and increased gains on sales of single family loans. The increase in the provision for credit losses related to the growth in the single family and commercial loan portfolios, as well as changes in the mix of those portfolios. Non-interest expenses were up due to growth in the Community Banking and Commercial Banking businesses.

  SEGMENTS

     The Company's business segments include Commercial Banking (comprised of Residential Construction Lending, Mortgage Banker Finance, Commercial Real Estate Lending, Multi-Family Lending, Healthcare Lending, and Other Commercial Lending), Community Banking, Mortgage Banking, (comprised of Mortgage Servicing and Mortgage Production) and Investment Portfolio. Financial information by segment is reported on a basis consistent with how such information is presented to management for purposes of making operating decisions and assessing performance. See Note 21 to the Consolidated Financial Statements.

     Summarized financial information by business segment for fiscal 2000 and 1999 was as follows:

                                              AT OR FOR THE YEAR ENDED
                                                    SEPTEMBER 30,
                                         -----------------------------------
                                          INCOME     REVENUES      ASSETS
                                         --------    --------    -----------
                                                   (IN THOUSANDS)
2000
Commercial Banking
     Residential Construction
      Lending........................    $ 32,989    $ 45,806    $ 1,590,238
     Mortgage Banker Finance.........      26,768      40,474      1,682,357
     Commercial Real Estate
      Lending........................      21,115      27,652      1,106,372
     Multi-Family Lending............      20,543      27,560      1,275,153
     Healthcare Lending..............      16,959      22,624        782,452
     Other Commercial Lending........       9,263      16,835        451,322
                                         --------    --------    -----------
          Total Commercial Banking...     127,637     180,951      6,887,894
Community Banking....................      29,238     199,722      1,626,274
Mortgage Banking
     Mortgage Servicing..............      33,489      77,356        835,369
     Mortgage Production.............       4,491      33,238      3,519,111
                                         --------    --------    -----------
          Total Mortgage Banking.....      37,980     110,594      4,354,480
Investment Portfolio.................      44,714      71,446      4,472,730
                                         --------    --------    -----------
     Reportable Segments.............     239,569     562,713     17,341,378
Other................................      (6,095)      3,947        818,845
                                         --------    --------    -----------
     Total...........................    $233,474    $566,660    $18,160,223
                                         ========    ========    ===========

1999
Commercial Banking
     Residential Construction
      Lending........................    $ 24,181    $ 34,348    $ 1,169,138
     Mortgage Banker Finance.........      22,300      30,047      1,088,144
     Commercial Real Estate
      Lending........................      15,786      21,896        865,339
     Multi-Family Lending............      15,665      21,310      1,061,347
     Healthcare Lending..............       8,550      12,483        615,794
     Other Commercial Lending........       6,016       9,953        477,894
                                         --------    --------    -----------
          Total Commercial Banking...      92,498     130,037      5,277,656
Community Banking....................      21,489     148,789      1,179,002
Mortgage Banking
     Mortgage Servicing..............      18,686      60,820        788,941
     Mortgage Production.............      14,366      42,111      2,754,640
                                         --------    --------    -----------
          Total Mortgage Banking.....      33,052     102,931      3,543,581
Investment Portfolio.................      39,555      68,641      5,412,149
                                         --------    --------    -----------
     Reportable Segments.............     186,594     450,398     15,412,388
Other................................      (5,025)     19,184        832,291
                                         --------    --------    -----------
     Total...........................    $181,569    $469,582    $16,244,679
                                         ========    ========    ===========

     The Commercial Bank's income grew over 37% during fiscal 2000, compared to fiscal 1999, due to a 29% increase in commercial loan balances outstanding. Income for the Community Bank also increased during fiscal 2000 due to expansion of its deposit customer base and the resulting increase in deposit fees and charges, somewhat offset by costs associated with the 7-Day Banking Center initiative. Mortgage Servicing income increased during fiscal 2000 due to a higher average servicing portfolio, increased servicing fees received per loan, a slow down in the amortization rate, recovery of the impairment reserve, and gains on sales of servicing rights in the current year. Mortgage Production income decreased during fiscal 2000, compared to fiscal 1999, due to lower gains on sales of single family loans caused by a reduction in fixed-rate originations.

         NET INTEREST INCOME

          Net interest income is based on the levels of interest-earning assets and interest-bearing liabilities and the spread between the yields earned on assets and rates paid on liabilities. The net interest-rate spread is affected by changes in general market interest rates, including changes in the relationship between short- and long-term interest rates, the effects of periodic caps on the Company's adjustable-rate loan and MBS portfolios, and the interest rate sensitivity position or gap. See "Quantitative and Qualitative Disclosures About Market Risk," and Note 13 to the Consolidated Financial Statements.

          The Company's average balances, interest, and average yields were as follows:

                                                        FOR THE YEAR ENDED SEPTEMBER 30,
                                           ----------------------------------------------------------
                                                         2000                           1999
                                           ---------------------------------   ----------------------
                                             AVERAGE                  YIELD/     AVERAGE
                                             BALANCE      INTEREST     RATE      BALANCE     INTEREST
                                           -----------   ----------   ------   -----------   --------
                                                             (DOLLARS IN THOUSANDS)
Interest-earning assets
    Short-term interest-earning
      assets............................   $   511,275   $   34,468    6.74%   $   393,565   $ 20,842
    Securities and other investments....       166,220        9,920    5.97        166,467      7,264
    Mortgage-backed securities..........       940,174       63,446    6.75      1,098,249     69,665
    Loans
        Single family - held for
          investment....................     6,532,596      477,600    7.31      5,272,188    386,721
        Single family - held for sale...       668,152       53,637    8.03      1,534,219     96,453
        Commercial......................     6,416,441      559,163    8.71      4,557,010    365,022
        Consumer........................       769,000       62,250    8.09        580,656     45,843
                                           -----------   ----------    ----    -----------   --------
          Total loans...................    14,386,189    1,152,650    8.01     11,944,073    894,039
    FHLB stock..........................       342,716       26,577    7.75        295,206     16,176
                                           -----------   ----------    ----    -----------   --------
        Total interest-earning assets...    16,346,574    1,287,061    7.87     13,897,560   1,007,986
    Non-interest-earning assets.........     1,209,659                           1,152,046
                                           -----------                         -----------
        Total assets....................   $17,556,233                         $15,049,606
                                           ===========                         ===========
Interest-bearing liabilities
    Interest-bearing deposits
        Checking accounts...............   $   252,664        2,555    1.01    $   233,222      2,391
        Money market accounts...........     2,574,383      143,551    5.58      2,202,400    109,393
        Savings accounts................       135,902        2,173    1.60        133,074      2,430
        Certificates of deposit.........     4,282,467      243,777    5.69      3,469,732    182,416
    Non-interest bearing deposits.......     1,225,427       --        --        1,130,031      --
                                           -----------   ----------    ----    -----------   --------
        Total deposits..................     8,470,843      392,056    4.63      7,168,459    296,630
    FHLB advances.......................     6,748,092      411,441    6.10      5,820,296    303,014
    Reverse repurchase agreements and
      federal funds purchased...........       601,459       35,234    5.86        644,911     32,929
    Notes payable.......................       370,519       31,688    8.55        297,585     25,792
                                           -----------   ----------    ----    -----------   --------
        Total interest-bearing
          liabilities...................    16,190,913      870,419    5.38     13,931,251    658,365
    Non-interest-bearing liabilities,
      minority interest, redeemable
      preferred stock, and stockholders'
      equity............................     1,365,320                           1,118,355
                                           -----------                         -----------
        Total liabilities, minority
          interest, redeemable preferred
          stock, and stockholders'
          equity........................   $17,556,233                         $15,049,606
                                           ===========                         ===========
Net interest income/interest rate
  spread................................                 $  416,642    2.49%                 $349,621
                                                         ==========    ====                  ========
Net yield on interest-earning assets....                               2.54%
                                                                       ====
Ratio of average interest-earning assets
  to average interest-bearing
  liabilities...........................                               1.01
                                                                       ====

                                              FOR THE YEAR ENDED SEPTEMBER 30,
                                          ----------------------------------------
                                           1999                 1998
                                          ------   -------------------------------
                                          YIELD/     AVERAGE                YIELD/
                                           RATE      BALANCE     INTEREST    RATE
                                          ------   -----------   --------   ------
                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets
    Short-term interest-earning
      assets............................   5.36%   $   561,386   $ 40,601    7.23%
    Securities and other investments....   4.56        112,533      7,751    6.89
    Mortgage-backed securities..........   6.36      1,235,486     82,276    6.66
    Loans
        Single family - held for
          investment....................   7.34      4,844,430    371,286    7.66
        Single family - held for sale...   6.29      1,667,629    111,143    6.66
        Commercial......................   8.04      2,860,296    246,427    8.62
        Consumer........................   7.94        393,671     33,638    8.54
                                           ----    -----------   --------    ----
          Total loans...................   7.50      9,766,026    762,494    7.81
    FHLB stock..........................   5.48        211,544     12,678    5.99
                                           ----    -----------   --------    ----
        Total interest-earning assets...   7.27     11,886,975    905,800    7.62
    Non-interest-earning assets.........               966,708
                                                   -----------
        Total assets....................           $12,853,683
                                                   ===========
Interest-bearing liabilities
    Interest-bearing deposits
        Checking accounts...............   1.03    $   215,976      3,109    1.44
        Money market accounts...........   4.97      1,973,170    107,209    5.43
        Savings accounts................   1.83        127,373      3,041    2.39
        Certificates of deposit.........   5.27      3,395,515    189,566    5.58
    Non-interest bearing deposits.......   --          820,838      --       --
                                           ----    -----------   --------    ----
        Total deposits..................   4.15      6,532,872    302,925    4.63
    FHLB advances.......................   5.21      4,090,581    236,265    5.78
    Reverse repurchase agreements and
      federal funds purchased...........   5.13        975,779     56,286    5.77
    Notes payable.......................   8.67        220,019     19,571    8.90
                                           ----    -----------   --------    ----
        Total interest-bearing
          liabilities...................   4.73     11,819,251    615,047    5.20
    Non-interest-bearing liabilities,
      minority interest, redeemable
      preferred stock, and stockholders'
      equity............................             1,034,432
                                                   -----------
        Total liabilities, minority
          interest, redeemable preferred
          stock, and stockholders'
          equity........................           $12,853,683
                                                   ===========
Net interest income/interest rate
  spread................................   2.54%                 $290,753    2.42%
                                           ====                  ========    ====
Net yield on interest-earning assets....   2.53%                             2.45%
                                           ====                              ====
Ratio of average interest-earning assets
  to average interest-bearing
  liabilities...........................   1.00                              1.01
                                           ====                              ====

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

                                                         FOR THE YEAR ENDED SEPTEMBER 30,
                                       --------------------------------------------------------------------
                                                2000 VS. 1999                       1999 VS. 1998
                                       --------------------------------    --------------------------------
                                        VOLUME       RATE        NET        VOLUME       RATE        NET
                                       --------    --------    --------    --------    --------    --------
                                                                  (IN THOUSANDS)
INTEREST INCOME
  Short-term interest-earning
     assets..........................  $  7,349    $  6,277    $ 13,626    $(10,593)   $ (9,166)   $(19,759)
  Securities and other investments...       (10)      2,666       2,656       2,789      (3,276)       (487)
  Mortgage-backed securities.........   (10,368)      4,149      (6,219)     (8,973)     (3,638)    (12,611)
  Loans..............................   205,407      53,204     258,611     172,394     (40,849)    131,545
  FHLB stock.........................     2,942       7,459      10,401       4,655      (1,157)      3,498
                                       --------    --------    --------    --------    --------    --------
          Total......................   205,320      73,755     279,075     160,272     (58,086)    102,186
                                       --------    --------    --------    --------    --------    --------
INTEREST EXPENSE
  Deposits...........................    64,436      30,990      95,426      16,192     (22,487)     (6,295)
  FHLB advances......................    52,709      55,718     108,427      91,948     (25,199)     66,749
  Reverse repurchase agreements and
     federal funds purchased.........    (2,274)      4,579       2,305     (17,607)     (5,750)    (23,357)
  Notes payable......................     6,257        (361)      5,896       6,739        (518)      6,221
                                       --------    --------    --------    --------    --------    --------
          Total......................   121,128      90,926     212,054      97,272     (53,954)     43,318
                                       --------    --------    --------    --------    --------    --------
          Net change in net interest
            income...................  $ 84,192    $(17,171)   $ 67,021    $ 63,000    $ (4,132)   $ 58,868
                                       ========    ========    ========    ========    ========    ========

     2000 COMPARED TO 1999. Net interest income was $416.6 million for fiscal 2000 compared to $349.6 million for fiscal 1999, a $67.0 million or 19% increase. This increase was due to a $2.4 billion, or 18% increase in average interest-earning assets.

     The growth in average interest-earning assets was primarily due to a $1.9 billion or 41% increase in higher yielding commercial loans. During fiscal 2000, average commercial loans totaled 39% of average interest-earning assets, compared to 33% during fiscal 1999. The growth in average interest-earning assets was funded with deposits and FHLB advances. See "-- Discussion of Changes in Financial Condition."

     The net yield was 2.54% for fiscal 2000, compared to 2.53% for fiscal 1999. The Company's net interest income and gross yields continued an upward trend during the current year benefiting from rate resets on the substantial portfolio of LIBOR and prime-based commercial loans. During fiscal 2000, the Company received a $5.4 million special dividend from the FHLB, contributing 3 basis points to the net yield. Excluding this dividend, the net yield declined slightly during the current year as a result of tightening market spreads triggered by several rate increases by the Federal Reserve, the first of which occurred during the latter part of fiscal 1999.

     1999 COMPARED TO 1998. Net interest income was $349.6 million for fiscal 1999 compared to $290.7 million for fiscal 1998, a $58.9 million or 20% increase. This increase was due to a $2.0 billion or 17% increase in average interest-earning assets. The net yield increased 8 basis points to 2.53%.

     The increase in average interest-earning assets came from growth in the Company's higher yielding commercial loans. Average commercial loans totaled 33% of average interest-earning assets for fiscal 1999 as compared to 24% for fiscal 1998. The growth in assets was funded primarily with FHLB advances and deposits. The growth in deposits principally related to an increase in the number of lower costing transaction accounts. See "-- Discussion of Changes in Financial Condition."

     The net yield increased 8 basis points during fiscal 1999. On average, market interest rates were lower during fiscal 1999, as compared to fiscal 1998. The favorable effect of the decline on the cost of funds exceeded the decline in asset yields.

     PROVISION FOR CREDIT LOSSES

     Management periodically evaluates each loan portfolio based on a variety of factors in an effort to determine that the period end allowance for credit loss level is adequate to cover probable losses. The allowance for credit losses totaled $111.4 million or 0.74% of total loans at September 30, 2000, $82.7 million or 0.63% at September 30, 1999, and $47.5 million or 0.44% at September 30, 1998. The provision for credit losses totaled $40.7 million in fiscal 2000, $38.4 million in fiscal 1999, and $20.1 million in fiscal 1998. See "-- Asset Quality" and Note 6 to the Consolidated Financial Statements.

                          ALLOWANCE FOR CREDIT LOSSES

                                         SINGLE
                                         FAMILY     COMMERCIAL    CONSUMER     TOTAL
                                         -------     -------      -------     --------
                                                        (IN THOUSANDS)
Balance at September 30, 1998........    $12,503     $32,745      $ 2,255     $ 47,503
     Provision.......................      9,644      27,288        1,436       38,368
     Acquisition.....................      --          2,594        --           2,594
     Net charge-offs.................     (3,117)     (1,356)      (1,287)      (5,760)
                                         -------     -------      -------     --------
Balance at September 30, 1999........     19,030      61,271        2,404       82,705
     Provision.......................      2,547      36,336        1,786       40,669
     Net charge-offs.................     (6,239)     (4,165)      (1,550)     (11,954)
                                         -------     -------      -------     --------
Balance at September 30, 2000........    $15,338     $93,442      $ 2,640     $111,420
                                         =======     =======      =======     ========

     2000 COMPARED TO 1999.  The provision for credit losses increased
$2.3 million during fiscal 2000, and was comprised of a $9.0 million increase in the commercial loan provision offset by a $7.1 million decrease in the single family loan provision. The consumer loan provision increased slightly year over year.

     The commercial loan provision was $36.3 million in fiscal 2000, compared to $27.3 million in fiscal 1999, for an increase of $9.0 million. This increase, along with an overall increase in the commercial loan allowance, was due to higher levels of commercial loans outstanding during the year, increased risks associated with this type of portfolio, and potential exposure associated with a large commercial loan, which became nonperforming in June 2000. The commercial loan allowance ratio increased to 1.35% at September 30, 2000, up from 1.14% at September 30, 1999.

     The single family loan provision was $2.5 million in fiscal 2000, compared to $9.6 million in fiscal 1999, for a decrease of $7.1 million. This decrease exhibits a decline in the single family held for investment loan portfolio during fiscal 2000, a change in the mix of the portfolio during the previous year, and the effects of a loss ratio reassessment performed in fiscal 2000. At September 30, 2000 the single family held for investment loan portfolio totaled $6.2 billion, down 5% from $6.5 billion at September 30, 1999. The fiscal 1999 single family provision included an additional $3 million relating to an increase during that year of certain types of higher risk single family loans. During fiscal 2000, the Company reassessed the single family allowance and determined that it could be reduced based on the overall portfolio's historical losses. Accordingly, $1.9 million of the single family allowance was reversed through a negative provision, bringing the single family allowance ratio to 0.25% at September 30, 2000, compared to 0.29% at September 30, 1999.

     The consumer loan provision increased slightly during fiscal 2000, principally as a result of growth in the consumer loan portfolio, which increased from $663.3 million at September 30, 1999 to $900.5 million at September 30, 2000.

     1999 COMPARED TO 1998. The increase in the provision for credit losses and the related allowance during fiscal 1999 was a result of the significant growth in the single family and commercial loan portfolios. An additional provision for credit losses of $13.0 million was recorded in the fourth quarter of fiscal 1999. This provision related to the growth in certain types of single family and commercial loans, which have historically experienced higher levels of default and loss severity.

     The commercial loan provision was $27.3 million for fiscal 1999, compared to $24.1 million for fiscal 1998, for an increase of $3.2 million. The provision for fiscal 1999 resulted from an increase in the commercial loan portfolio during the year, as well as a change in the mix of that portfolio during the year. The commercial loan portfolio increased $1.9 billion during fiscal 1999, from $3.5 billion at September 30, 1998 to $5.4 billion at September 30, 1999. The commercial loan allowance ratio increased from 0.95% at September 30, 1998 to 1.14% at September 30, 1999.

     The single family loan provision was $9.6 million for fiscal 1999, compared to a negative $8.3 million for fiscal 1998, for an increase of $18.0 million. The increase in the provision during fiscal 1999 exhibits an increase in the single family held for investment loan portfolio, a change in the mix of that portfolio during the year, and the effects of a loss ratio reassessment performed in fiscal 1998. During fiscal 1998, $9.1 million of the single family allowance was reversed through a negative provision as a result of the historically low levels of losses experienced in that portfolio. The single family held for investment loan portfolio increased $1.8 billion during fiscal 1999, from $4.7 billion at September 30, 1998 to $6.5 billion at September 30, 1999. The single family allowance ratio increased slightly from 0.27% at September 30, 1998 to 0.29% at September 30, 1999.

     The consumer loan provision decreased to $1.4 million during fiscal 1999, compared to $4.4 million during fiscal 1998, primarily due to provisions recorded during fiscal 1998 related to the consumer line of credit portfolio which was sold during that year.

     NON-INTEREST INCOME

     2000 COMPARED TO 1999. The primary components of non-interest income are net loan servicing fees, net gains from sales of single family loans, servicing rights, and SBA loans, Community Banking deposit related fees and charges, commissions from annuity and security sales to consumers, and Commercial Banking fees. Non-interest income totaled $150.0 million for fiscal 2000, compared to $120.0 million for fiscal 1999. During the current year, higher levels of net loan servicing fees and gains on sales of single family servicing rights offset the effect of lower fixed-rate single family loan originations and related sales. The continued growth in the Community Bank contributed to increased deposit fees and charges.

     The largest component of non-interest income is net loan servicing fees, which increased $17.4 million or 32% to $71.8 million during fiscal 2000, compared to fiscal 1999. Increases in the average servicing portfolio, higher servicing fees received per loan, and a slow down in the amortization rate all contributed to this increase. The portfolio of single family loans serviced for others increased $2.8 billion or 12% on average for fiscal 2000, compared to fiscal 1999. During the last twelve months, the Company purchased $4.2 billion in servicing rights, a large portion of which were GNMA securities, which generally yield a higher servicing fee rate than conventional and other government related servicing. The average service fee rate increased to 44.9 basis points for fiscal 2000, compared to 42.4 basis points for fiscal 1999. The increased level of GNMA servicing coupled with the effect of rising market interest rates on adjustable-rate loans in the servicing portfolio contributed to the increase in the average service fee rate. Increased market interest rates during the year caused a decline in mortgage loan prepayment activity, which extended the average life and increased the overall value of the portfolio, resulting in a slowdown in the amortization of MSRs and a recovery of the impairment reserve. See "-- Discussion of Changes in Financial
Condition -- Mortgage Servicing Rights."

     Deposit fees and charges, which are primarily comprised of Community Banking transaction fees, totaled $35.1 million for fiscal 2000, an increase of $11.9 million or 51%, compared to fiscal 1999. Over the past twelve months, the Company has expanded its deposit customer base with the number of checking accounts increasing 18% to 276,000 at September 30, 2000, compared to 233,000 at September 30, 1999. This growth came primarily from the 7-Day Banking Centers and, to a lesser extent, successful marketing efforts. See "-- Discussion of Changes in Financial Condition -- Deposits."

     Net gains from sales of single family loans, servicing rights, and SBA loans and securities comprised the majority of the $23.4 million of gains during fiscal 2000. Higher values in the Company's servicing portfolio and the resulting gains on sales, offset the effect of lower levels of fixed-rate single family loan originations and related sales. Gains during the current year included $7.1 million related to the sale of $1.4 billion in servicing rights. There were no sales of servicing rights during the prior year. Gains on sales of single family loans were

$5.5 million for fiscal 2000, a decline of $13.4 million from fiscal 1999, primarily due to a decline in sales volume. Historically, single family loan sales were comprised of fixed-rate loans originated by the Company. A sizable decline in fixed-rate originations during fiscal 2000 caused the lower sales volumes ($1.9 billion during fiscal 2000, compared to $2.8 billion during fiscal
1999). SBA banking gains were $10.1 million for fiscal 2000, up 114% over fiscal 1999.

     1999 COMPARED TO 1998. Non-interest income increased $38.3 million or 47% during fiscal 1999. Net loan servicing fees totaled $54.4 million, an increase of $18.4 million or 51% during fiscal 1999. This increase was due to higher average servicing fees received per loan and due to a larger average servicing portfolio. The portfolio of single family loans serviced for others increased $1.8 billion or 8% on average during fiscal 1999 as compared to fiscal 1998. The average servicing fee rate increased to 42.4 basis points during fiscal 1999, compared to 37.3 basis points during fiscal 1998. The increase in the servicing portfolio was primarily due to purchases during fiscal 1999, which included a significant amount of GNMA securities, also contributing to the increased servicing fees earned. During fiscal 1998, the Company recorded a $4.8 million valuation allowance to recognize the risks associated with expected increased prepayments on the servicing portfolio's underlying loans. No additional valuation allowance was required during fiscal 1999. See "-- Discussion of Changes in Financial Condition -- Mortgage Servicing Rights."

     Net gains from sales of single family loans, SBA loans, and securities made in the ordinary course of business comprised the majority of the $23.5 million of gains during fiscal 1999, up $9.0 million or 62% over fiscal 1998. Increased volumes sold ($2.8 billion during fiscal 1999 versus $1.9 billion during fiscal
1998) and changes in the mix of products sold resulted in a $7.8 million or 70% increase in net gains on sales of single family loans during fiscal 1999. Increased SBA banking sales resulted in a $2.3 million or 100% increase in related net gains, which totaled $4.7 million during fiscal 1999 compared to $2.4 million during fiscal 1998.

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

     Other non-interest income increased $5.6 million or 42% primarily due to increased income earned on sales of annuities due to higher sales volumes during fiscal 1999 and higher fee revenue related to the mortgage banker finance business.

     NON-INTEREST EXPENSE

     2000 COMPARED TO 1999. Non-interest expense was $292.5 million for fiscal 2000 and $249.6 million for fiscal 1999. The $42.9 million or 17% increase was principally due to continued growth in the Community Bank and the Commercial Bank. During fiscal 2000, the Community Banking branch network expanded to 157 branches from 150 and the number of checking accounts grew to 276,000 from 233,000. The increase in the Community Banking branches was primarily a result of the Company's continued 7-Day Banking Center initiative. The expansion of the SBA business within the Community Bank also contributed to the increase in non-interest expenses. During fiscal 2000, the Commercial Bank again experienced record loan volumes and expanded to 23 branches from 20, both of which contributed to an increase in expenses in that segment. Technology initiatives, including e-commerce efforts, also caused non-interest expenses to increase during fiscal 2000. The efficiency ratio was 50.44% for fiscal 2000 and 51.86% for fiscal 1999.

     1999 COMPARED TO 1998. Non-interest expense was $249.6 for fiscal 1999 and $192.5 million for fiscal 1998. The $57.1 million or 30% increase was due to growth in all businesses of the Company, particularly the Community Bank and the Commercial Bank. During fiscal 1999, the Community Banking branch network expanded to 150 branches from 83, and the number of checking accounts grew to 233,000 from 179,000. The Community Bank expanded its 7-Day Banking Centers by opening 59 new Kroger store locations during fiscal 1999 and expanded into Midland, Texas by acquiring Midland American Bank in February 1999. The Community Bank also expanded its SBA initiative during fiscal 1999, expanding the number of offices to 23 offices at September 30, 1999 from two at September 30, 1998. During fiscal 1999, the Commercial Bank had record loan volumes, which contributed to additional expenses in that segment. Technology initiatives, including the Year 2000 and e-commerce efforts also caused non-interest expenses to increase year over year. Included in non-interest expenses are litigation expenses of $7.6 million in fiscal 1999 and $1.8 million in fiscal 1998 related to the Company's Court of Claims case against the federal government. See "Legal Proceedings." Merger-related and restructuring costs totaling $2.4 million related to the Company's acquisition of Texas Central were also included in the fiscal 1999 non-interest expenses. See Note 2 to the Consolidated Financial Statements. The efficiency ratio was 51.86% for fiscal 1999 and 50.22% for fiscal 1998.

     INCOME TAXES

     The provision for income taxes was $80.3 million for fiscal 2000, $53.7 million for fiscal 1999, and $25.9 million for fiscal 1998. The Company's issuance of its Corporate PIES and Redeemable Preferred Stock Series A in August 1999 caused an Ownership Change under Internal Revenue Code 382. This Ownership Change will extend the utilization period of the Company's NOLs, with the result that the Company will no longer be required to share certain of the tax benefits associated with these losses with a third party pursuant to a contractual agreement entered into in connection with the acquisition of the Bank. This extension resulted in the recognition of $3 million of tax benefits during fiscal 2000 and $13.5 million during fiscal 1999.

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

    MINORITY INTEREST

     Dividends paid on the Bank's preferred stock were $18.3 million for fiscal 2000, 1999, and 1998. These shares are not owned by the Company and, accordingly, are shown as minority interest in the Consolidated Financial Statements. See Note 17 to the Consolidated Financial Statements.

DISCUSSION OF CHANGES IN FINANCIAL CONDITION

     GENERAL

     2000 ACTIVITY. Total assets increased $1.9 billion or 12% to $18.2 billion at September 30, 2000, up from $16.2 billion at September 30, 1999, primarily due to growth in the commercial loan portfolio. Higher asset levels were financed principally with an increase in deposits and FHLB advances.

     1999 ACTIVITY. Total assets increased $2.4 billion or 17% to $16.2 billion at September 30, 1999, up from $13.8 billion at September 30, 1998, primarily due to growth in the commercial loan portfolio. Higher asset levels were financed principally with FHLB advances and deposits.

     INVESTMENTS

                                                        AT SEPTEMBER 30,
                                           ------------------------------------------
                                              2000            1999            1998
                                           ----------      ----------      ----------
                                                         (IN THOUSANDS)
Repurchase agreements and federal
  funds sold.........................      $  491,062      $  390,326      $  495,282
Securities and other investments
     SBA interest-only strips........          80,897          88,199          71,561
     U.S. government and agency......          40,299          47,468          31,127
     State and local government
       agency........................           5,296           5,958          --
     Other...........................           1,998           1,913           1,834
Mortgage-backed securities
     U.S. government and agency......         220,254         292,926         284,445
     Other...........................         661,018         711,076         654,083
                                           ----------      ----------      ----------
          Total......................      $1,500,824      $1,537,866      $1,538,332
                                           ==========      ==========      ==========

     2000 ACTIVITY. The Company's portfolio of repurchase agreements and federal funds sold is maintained for liquidity and short-term investment purposes.

     In connection with the Commercial Bank's SBA business, the Company purchases SBA loans, pools these loans, and sells the resulting pools for the purpose of generating gains. The higher yielding interest-only strips created in connection with these poolings are retained by the Company. SBA interest-only strips represent the contractual right to receive a portion of the interest due on the underlying SBA loans. If actual prepayment speeds are higher than anticipated, the value of the recorded investment may be impaired. During fiscal 2000, $365.4 million of SBA loans were pooled, of which $363.7 million were sold, and $17.2 million of SBA interest-only strips were retained by the Company.

     The Company's MBS portfolio is maintained as a low risk, liquid asset and is used as collateral for reverse repurchase agreements. See Note 5 to the Consolidated Financial Statements. During fiscal 2000, the MBS portfolio declined primarily due to sales of $55.4 million and principal repayments. Principal repayments declined ($131.3 million in fiscal 2000 compared to $368.3 million in fiscal 1999), as a result of higher interest rates causing a reduction in payoffs and due to a lower average balance outstanding during the current year. Purchases totaled $63.3 million during fiscal 2000. Trade date purchases at September 30, 1999 totaling $42.9 million were settled during the current year, resulting in a decline in other liabilities.

     1999 ACTIVITY. During fiscal 1999, $474.4 million of SBA loans were securitized, of which $451.5 million were sold and SBA interest-only strips of $37.4 million were retained by the Company. Sales of securities other than SBA totaled $29.6 million during fiscal 1999. Securities acquired in the Midland transaction totaled $41.9 million.

     During fiscal 1999, $469.9 million of MBS were purchased, a large portion of which were AAA and AA rated commercial MBS. Principal repayments were $368.3 million for fiscal 1999, lower than the fiscal 1998 repayments of $539.7 million due to a lower average portfolio balance outstanding as well as a decline in payoffs during fiscal 1999. The increased net unrealized loss on securities available for sale primarily related to the commercial MBS purchased during this year, reflecting an increase in market interest rates and a widening of spreads since the time of purchase.

     LOAN PORTFOLIO

                                                                   AT SEPTEMBER 30,
                                         ---------------------------------------------------------------------
                                            2000           1999           1998           1997          1996
                                         -----------    -----------    -----------    ----------    ----------
                                                                    (IN THOUSANDS)
SINGLE FAMILY
  Held for investment................    $ 6,148,254    $ 6,470,636    $ 4,708,704    $5,827,260    $6,148,863
  Allowance for credit losses........        (15,338)       (19,030)       (12,503)      (24,538)      (28,672)
                                         -----------    -----------    -----------    ----------    ----------
          Net single family held for
            investment...............      6,132,916      6,451,606      4,696,201     5,802,722     6,120,191
  Held for sale......................        947,629        592,583      2,149,009       697,410       256,656
                                         -----------    -----------    -----------    ----------    ----------
          Net single family loans....      7,080,545      7,044,189      6,845,210     6,500,132     6,376,847
                                         -----------    -----------    -----------    ----------    ----------
COMMERCIAL
  Single family construction.........      1,550,382      1,254,796        781,729       392,956       243,249
  Mortgage banker finance line of
     credit..........................      1,399,038        944,155        787,343       464,037       139,761
  Commercial real estate
     construction....................        174,218        115,633         91,204        28,890        21,473
  Commercial real estate.............        982,909        860,644        431,858       287,161        22,564
  Multi-family construction..........        334,348        228,043        171,670       106,579        30,840
  Multi-family.......................        926,783        822,280        701,914       667,209       476,797
  Healthcare construction............        319,067        279,216        144,361        29,630        --
  Healthcare.........................        461,775        328,541        121,348        65,545         8,750
  Commercial syndication.............        292,807        305,945        173,998        72,380        --
  SBA................................        305,674        156,799         77,529        73,680        37,009
  Small business.....................        241,529        135,884         68,071        61,146        40,046
  Energy.............................         84,781         30,712        --             --            --
  Agricultural.......................          6,072          7,298        --             --            --
                                         -----------    -----------    -----------    ----------    ----------
          Total commercial...........      7,079,383      5,469,946      3,551,025     2,249,213     1,020,489
  Allowance for credit losses........        (93,442)       (61,271)       (32,745)       (9,315)       (6,313)
                                         -----------    -----------    -----------    ----------    ----------
          Net commercial loans.......      6,985,941      5,408,675      3,518,280     2,239,898     1,014,176
                                         -----------    -----------    -----------    ----------    ----------
CONSUMER
  Real estate........................        828,705        579,295        434,370       204,630        80,456
  Installment........................         68,889         80,253         64,491        57,121        41,059
  Revolving..........................          5,528          6,194          7,801        50,489        56,548
                                         -----------    -----------    -----------    ----------    ----------
          Total consumer.............        903,122        665,742        506,662       312,240       178,063
  Allowance for credit losses........         (2,640)        (2,404)        (2,255)       (5,870)       (5,219)
                                         -----------    -----------    -----------    ----------    ----------
          Net consumer loans.........        900,482        663,338        504,407       306,370       172,844
                                         -----------    -----------    -----------    ----------    ----------
  Total loans, net...................    $14,966,968    $13,116,202    $10,867,897    $9,046,400    $7,563,867
                                         ===========    ===========    ===========    ==========    ==========

     The Company's loan portfolio is concentrated in certain geographical regions, particularly California and Texas. Because the performance of such loans may be affected by changes in local economic and business conditions, unfavorable or worsened economic conditions in these states could have a materially adverse impact on the Company's financial condition, results of operations, or liquidity. See Note 6 to the Consolidated Financial Statements for a geographic distribution of the loan portfolio and see " -- Asset Quality."

     In recent years, the Company has focused on growing its commercial and consumer loan portfolios primarily through originations. Single family mortgage loan activity, however, continues to have a significant impact on the loan portfolio. The table below shows the activity in the loan portfolio. Fundings include originations of new loans and increases in existing loans, such as lines of credit.

                                                 FOR THE YEAR ENDED SEPTEMBER 30,
                                         ------------------------------------------------
                                             2000              1999              1998
                                         ------------      ------------      ------------
                                                          (IN THOUSANDS)
Beginning balance....................    $ 13,116,202      $ 10,867,897      $  9,046,400
  Fundings
     Single family...................       2,815,923         3,680,202         3,791,447
     Commercial......................       6,342,774         4,479,385         2,883,938
     Consumer........................         447,594           318,409           370,338
  Purchases
     Single family...................         611,258         1,794,457         1,195,255
     Commercial......................         504,677         1,057,228           653,170
     Consumer........................         --                 25,472               172
  Net change in mortgage banker
     finance line of credit..........         454,883           156,812           323,306
  Repayments
     Single family...................      (1,471,366)       (2,354,372)       (2,662,080)
     Commercial......................      (4,981,482)       (3,093,643)       (2,036,509)
     Consumer........................        (208,387)         (178,567)         (134,550)
  Loans sold or securitized
     Single family...................      (1,918,920)       (2,818,556)       (1,954,080)
     Commercial......................        (694,685)         (692,333)         (563,316)
     Consumer........................          (1,267)          --                --
  Foreclosures.......................         (49,298)          (41,123)          (34,738)
  Net change in allowance for credit
     losses..........................         (28,715)          (35,202)           (7,780)
  Other..............................          27,777           (49,864)           (3,076)
                                         ------------      ------------      ------------
Ending balance.......................    $ 14,966,968      $ 13,116,202      $ 10,867,897
                                         ============      ============      ============

     2000 ACTIVITY. As the Company continued to expand its commercial and consumer lending businesses, the ratio of commercial and consumer loans, as well as the size of the loan portfolio, increased during the year. At September 30, 2000, commercial and consumer loans made up 53% of the total loan portfolio, compared to 46% at September 30, 1999.

     The commercial loan portfolio is principally comprised of single family construction, mortgage banker finance line of credit, commercial real estate, multi-family, healthcare, SBA, and small business loans. The continued growth in the commercial loan portfolio was primarily due to fundings of single family construction loans, which totaled $4.1 billion for fiscal 2000, compared to $2.7 billion for fiscal 1999. Commercial loan purchases during the year primarily related to SBA loans. Purchases of mortgage banker finance loans also contributed to the growth in the commercial loan portfolio. Higher principal repayments during fiscal 2000, as compared to fiscal 1999, primarily related to a larger portfolio balance.

     A decrease in industry-wide refinancings caused by higher mortgage interest rates resulted in a decline in single family loan originations, as well as lower principal repayments during the year. Refinancings represented 35% of total single family loan originations for fiscal 2000, compared to 67% for fiscal 1999. Purchases were higher during fiscal 1999 due to volatility in the market that allowed the Company to purchase loans at favorable spreads. The decline in single family loan sales volume was consistent with lower levels of fixed-rate loan originations during the current year. See "-- Discussion of Results of Operations -- Non-Interest Income."

     The consumer loan portfolio increased 36% during fiscal 2000 as a result of fundings of second lien, home improvement, and home equity loans.

     1999 ACTIVITY. During fiscal 1999, the Company expanded its commercial and consumer lending businesses. At September 30, 1999, commercial and consumer loans totaled 46% of the total loan portfolio, compared to 37% at September 30, 1998.

     All commercial loan categories increased during fiscal 1999. The growth in the commercial loan portfolio was due to fundings and purchases. A significant portion of commercial loan fundings during fiscal 1999 related to single family construction loans. Single family construction loan fundings totaled $2.7 billion for fiscal 1999, compared to $1.7 billion for fiscal 1998. Commercial loan purchases during fiscal 1999 included SBA loans of $576.8 million, loans collateralized by commercial real estate of $344.2 million, and loans obtained in the Midland acquisition of $117.6 million. Higher principal repayments during fiscal 1999, compared to fiscal 1998, were due to a larger portfolio balance outstanding during the current period.

     Total single family loans increased $205.5 million during fiscal 1999. Single family loans held for investment increased $1.8 billion, while single family loans held for sale decreased $1.6 billion. The increase in single family loans held for investment portfolio was due to transfers of loans from the available for sale portfolio as well as purchases during fiscal 1999. Volatility in the secondary market during fiscal 1999 enabled the Company to obtain these loans at favorable spreads. Sales increased $883.4 million or 46% during fiscal 1999, also contributing to the decline in the held for sale portfolio. The decline in fundings, as well as the decline in repayments, was due to the industry-wide reduction in refinance activity resulting from the increase in market interest rates during the latter part of fiscal 1999.

     The increase in the consumer loan portfolio primarily related to fundings of home improvement and home equity loans.

     MORTGAGE SERVICING RIGHTS

     The following table shows activity in the Company's single family loans serviced for others portfolio:

                                              FOR THE YEAR ENDED
                                                SEPTEMBER 30,
                                         ----------------------------
                                            2000             1999
                                         -----------      -----------
                                                (IN THOUSANDS)
Beginning balance....................    $26,058,482      $23,491,960
     Purchases.......................      4,162,179        6,673,467
     Servicing on originated loans...      1,824,714        2,889,735
     Sales...........................     (1,397,465)         --
     Payoffs/amortization............     (3,577,753)      (6,738,679)
     Foreclosures/other..............       (309,275)        (258,001)
                                         -----------      -----------
Total serviced for others............    $26,760,882      $26,058,482
                                         ===========      ===========

     2000 ACTIVITY. MSRs increased $45.2 million during fiscal 2000, primarily due to purchases. During the current year, the Company purchased servicing rights associated with $4.2 billion in loans at a cost of $90.5 million. At September 30, 2000, $1.4 billion of these loans had not yet been transferred to the Company and a liability approximating $49 million was included in other liabilities at September 30, 2000. These servicing rights were transferred during the first quarter of fiscal 2001. MSRs totaling $37.7 million were created during fiscal 2000 through sales of $1.8 billion of originated single family loans. Sales of servicing rights totaled $1.4 billion during the current year. See "-- Discussion of Results of Operations -- Non-Interest Income." Outstanding receivables related to these sales totaled $5.5 million at September 30, 2000.

     In an effort to mitigate the risk that increased prepayments would cause the MSR portfolio to decline in value, the Company enters into interest rate floor agreements. The Company was party to $3.2 billion in interest rate floor agreements at September 30, 2000 and 1999. See Notes 7 and 13 to the Consolidated Financial Statements.

     During fiscal 2000, the $4.8 million valuation allowance originally established in fiscal 1998 was reversed. A rise in market interest rates during the current year caused a decline in prepayments, increasing the overall value of the portfolio. Prepayments declined 46% to $3.6 billion during fiscal 2000 from $6.6 billion during fiscal 1999.

     1999 ACTIVITY. During fiscal 1999, the Company purchased servicing rights associated with $6.7 billion in loans at a cost of $151.9 million. At
September 30, 1999, $3.3 billion of these loans had not yet been transferred to the Company, and a resulting liability of $69.7 million was included in other liabilities. These servicing rights were transferred during the first quarter of fiscal 2000. Additionally, $49.5 million of MSRs were created during fiscal 1999 through sales of $2.9 billion of originated single family loans.

     DEPOSITS

     The composition of the Company's deposits by business unit, type of customer, and type of account was as follows:

                                               AT SEPTEMBER 30,
                                         -----------------------------
                                            2000               1999
                                         ----------         ----------
                                                (IN THOUSANDS)
BUSINESS UNIT
Community Banking....................    $5,761,063         $5,609,347
Commercial Banking...................     2,014,352          1,076,409
Mortgage Servicing(1)................       454,641            391,472
Investment Portfolio.................       484,735            431,274
                                         ----------         ----------
                                         $8,714,791         $7,508,502
                                         ==========         ==========
TYPE OF CUSTOMER
Consumer.............................    $5,841,375         $5,689,617
Commercial(2)........................     2,388,681          1,387,611
Wholesale............................       484,735            431,274
                                         ----------         ----------
                                         $8,714,791         $7,508,502
                                         ==========         ==========
TYPE OF ACCOUNT
Time (CDs)...........................    $3,744,810         $3,860,553
Transaction..........................     4,969,981          3,647,949
                                         ----------         ----------
                                         $8,714,791         $7,508,502
                                         ==========         ==========

------------

(1) Comprised of escrow and principal and interest due investors.

(2) Includes $374.3 million and $311.2 million of Community Banking deposits.

     2000 ACTIVITY. Transaction accounts, which include checking, savings, money market, and escrow accounts, increased $1.3 billion or 36% during fiscal 2000, primarily due to growth in both Commercial Banking and Community Banking deposits. The growth in the Commercial Banking deposit base is consistent with the Company's overall strategy of providing a full range of loan and deposit products and services to its commercial customers. Brokered deposits increased to $478.4 million at September 30, 2000, up from $421.7 million at September 30, 1999. While the Company does not generally solicit brokered deposits, it may from time to time accept these types of deposits when permitted by regulation and if available at favorable rates. The increase in Community Banking deposits primarily relates to the Company's 7-Day Banking Center initiative.

     1999 ACTIVITY. Transaction accounts increased $166.6 million or 5% during fiscal 1999. This growth was primarily due to deposits obtained in the Midland acquisition and as a result of 48 new 7-Day Banking Centers opened in Kroger stores in mid April 1999. Transaction accounts sourced through these Kroger stores were $46.2 million during fiscal 1999. Brokered deposits increased to $421.7 million at September 30, 1999.

     NOTES PAYABLE

     During fiscal 1999, the Bank issued $150 million of 8% subordinated medium-term notes, with an effective rate of 8.1%. Proceeds were used for general business purposes. See Note 11 to the Consolidated Financial Statements.

     REDEEMABLE PREFERRED STOCK

     In August 1999, the Company issued 2,000,000 shares of 8% Corporate PIES for a price of $50 per share or $100 million in aggregate. Each of the Corporate PIES consists of (a) a purchase contract for shares of Company common stock and
(b) a share of Company redeemable preferred stock ("Redeemable Preferred Stock Series B"). Proceeds were contributed to the Bank for general business purposes. Also in August 1999, the

Company issued 1,200,000 shares of 7.55% Redeemable Preferred Stock Series A for a price of $50 per share or $60 million in aggregate. Proceeds from this offering were used for general corporate purposes. In February 2000, the Company redeemed at par its Redeemable Preferred Stock Series A. See Note 17 to the Consolidated Financial Statements.

     OTHER

     1999 ACTIVITY. The increase in premises and equipment primarily related to the physical relocation of the servicing and loan production groups and the opening of the 7-Day Banking Centers in Kroger stores. The increase in intangible assets included $28.6 million of goodwill related to the Midland acquisition.

ASSET QUALITY

     The Company is exposed to certain credit risks related to the value of collateral, if any, that secures loans held in its portfolio and the ability of borrowers to repay their loans according to the terms thereof. In an effort to manage these risks, the Company has implemented an overall credit review and risk management process.

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

     Loan officers are responsible for recommending credit ratings to individual loans and for classifying assets for regulatory reporting. The Credit Department and the Credit Committee approve the credit ratings. Product directors are required to monitor the credit quality of their portfolios, identify problem loans, correct deficiencies and recommend loan loss allowances. They are also required to report loan problems to the chief financial officer, the chief credit officer, and the Asset Review Department. Additionally, changes in credit ratings must be approved by the Asset Review Department.

     The Risk Management Committee, which is comprised of senior executives appointed by the Board of Directors, provides an oversight function for the credit review and risk management process. This committee has been charged with: the review of asset classifications, the review of individual portfolio risks (including loan type concentrations, loan sizes, geographic concentrations, and demographic and economic conditions), the approval of changes to the credit policies, and the approval of the methodology of the allowance for credit losses.

                         SELECTED ASSET QUALITY RATIOS

                                                  AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                         ---------------------------------------------------------
                                          2000        1999        1998        1997          1996
                                         ------      ------      ------      -------      --------
Allowance for credit losses to
  nonperforming loans
     Single family...................     25.55%      25.71%      22.36%       47.37%        32.49%
     Commercial......................    249.89      436.59      607.29       669.18      1,357.63
     Consumer........................    193.12      151.77      329.20       635.97        554.03
     Total...........................    112.79       92.25       76.62        73.40         44.85
Allowance for credit losses to total
  loans
     Single family...................      0.25        0.29        0.27         0.42          0.47
     Commercial......................      1.35        1.14        0.95         0.43          0.64
     Consumer........................      0.29        0.36        0.45         1.88          2.93
     Total...........................      0.74        0.63        0.44         0.44          0.53
Nonperforming assets to total
  assets.............................      0.66        0.67        0.59         0.62          1.12
Net loan charge-offs to average loans
     Single family...................      0.10        0.06        0.08         0.19(2)       0.12
     Commercial......................      0.07        0.03        0.02         0.04         (0.02)
     Consumer........................      0.20        0.22        2.00(1)      2.50          4.09
     Total...........................      0.08        0.05        0.13(1)      0.23(2)       0.17

------------

(1) Excluding charge-offs in fiscal 1998 totaling $4.9 million related to the sale of the consumer line of credit portfolio, the consumer charge-off ratio would have been 0.77% and the total charge-off ratio would have been 0.08%.

(2) Excluding charge-offs totaling $5.0 million related to a nonperforming loan sale in fiscal 1997, the single family charge-off ratio would have been 0.11% and the total charge-off ratio would have been 0.17%.

  IMPAIRED LOANS

     The following table summarizes the recorded investments in impaired loans, related allowances and income recognition:

                                           AT OR FOR THE YEAR ENDED
                                                SEPTEMBER 30,
                                         ----------------------------
                                          2000       1999       1998
                                         -------    -------    ------
                                                (IN THOUSANDS)
Impaired loans with allowance........    $29,493    $44,406    $3,053
Impaired loans with no allowance.....      --         --          590
                                         -------    -------    ------
Total impaired loans.................    $29,493    $44,406    $3,643
                                         =======    =======    ======
Average impaired loans...............    $25,130    $13,630    $3,707
Allowance for impaired loans.........     14,101      6,626       507

     At September 30, 2000, there were four impaired loans, three of which became impaired during fiscal 2000. In addition to the total impaired loan balance of $29.5 million at September 30, 2000, the Company was committed to lend an additional $1.2 million to one of these borrowers. At September 30, 1999, there were six impaired loans, of which four were brought current and one was foreclosed upon during fiscal 2000. The impaired loans outstanding at September 30, 1998 were paid in full during fiscal 1999. The Company believes it is adequately secured and reserved on each of the impaired loans at September 30, 2000. Interest income of $2.1 million, $2.9 million, and $320,000 was recognized on impaired loans during fiscal 2000, 1999, and 1998, of which $2.1 million, $2.9 million, and $317,000 was collected in cash.

     NONPERFORMING ASSETS

     Nonperforming loans may include loans on both accrual and nonaccrual status. On a loan-by-loan basis, management may continue to accrue interest on loans that are past due more than 90 days, if management believes that the individual loan is in the process of collection or renewal and the interest is fully collectible. Nonperforming loans outstanding at September 30, 2000 were primarily concentrated in Texas (42.52%) and California (11.17%).

                                                             AT SEPTEMBER 30,
                                         --------------------------------------------------------
                                           2000        1999        1998        1997        1996
                                         --------    --------    --------    --------    --------
                                                              (IN THOUSANDS)
Nonperforming loans
     Single family...................    $ 59,503    $ 73,575    $ 55,800    $ 51,742    $ 92,187
     Commercial......................      37,428      14,170       5,398       2,159         494
     Consumer........................       1,375       1,617         688         974       1,039
                                         --------    --------    --------    --------    --------
                                           98,306      89,362      61,886      54,875      93,720
Premiums (discounts).................         478         287         116        (759)     (4,077)
                                         --------    --------    --------    --------    --------
          Nonperforming loans........      98,784      89,649      62,002      54,116      89,643
Real estate owned
     Single family...................      18,185      17,231      19,357      20,552      30,015
     Commercial......................       3,022       1,387       --            486         751
                                         --------    --------    --------    --------    --------
                                           21,207      18,618      19,357      21,038      30,766
                                         --------    --------    --------    --------    --------
          Total nonperforming
            assets...................    $119,991    $108,267    $ 81,359    $ 75,154    $120,409
                                         ========    ========    ========    ========    ========

     Nonperforming assets increased 11% to $120.0 million during fiscal 2000, while the nonperforming assets to total assets ratio declined from 0.67% at September 30, 1999 to 0.66% at September 30, 2000. The growth in the commercial loan portfolio and the inclusion of a large commercial loan, which became nonperforming in June 2000, caused the increase in nonperforming commercial loans. Nonperforming single family loans declined during fiscal 2000 reflecting the Company's aggressive collection and loan modification efforts along with an overall strong economy.

     During the first quarter of fiscal 2001, a commercial loan to a mortgage banking company was placed on nonaccrual status by the Company. At September 30, 2000, the unpaid principal balance of this loan was $36.7 million. The Company expects it will have recoveries from available sources of repayment, including collateral pledged to secure the loan, guaranties, claims against third parties, and claims against various insurance policies, and that the loss, if any, in connection with the loan is adequately reserved.

     Nonperforming assets increased $26.9 million to $108.3 million during fiscal 1999, and the nonperforming assets to total assets ratio increased from 0.59% at September 30, 1998 to 0.67% at September 30, 1999. The increase in nonperforming assets during fiscal 1999 was a result of growth in the single family and commercial loan portfolios, as well as the inclusion of a large nonperforming loan to a mortgage banking company.

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

     ALLOWANCE FOR CREDIT LOSSES

     The allowance for credit losses is established based on management's periodic evaluation of the loan portfolio and considers such factors as historical loss experience, delinquency status, identification of adverse situations that may affect the ability of borrowers to repay, known and inherent risks in the portfolio, assessment of economic conditions, regulatory policies, and the estimated value of the underlying collateral, if any. The activity in, and the allocation of the allowance for, credit losses were as follows:

                                                      AT OR FOR THE YEAR ENDED SEPTEMBER 30,
                                            ----------------------------------------------------------
                                              2000         1999       1998         1997         1996
                                            --------      -------    -------      -------      -------
                                                                  (IN THOUSANDS)
ACTIVITY
Beginning balance.......................    $ 82,705      $47,503    $39,723      $40,204      $37,170
     Provision..........................      40,669       38,368     20,123       18,107       16,489
     Acquisitions.......................       --           2,594      --           --           --
     Charge-offs........................     (12,650)      (6,733)   (13,044)     (19,049)     (13,860)
     Recoveries.........................         696          973        701          461          405
                                            --------      -------    -------      -------      -------
Ending balance..........................    $111,420      $82,705    $47,503      $39,723      $40,204
                                            ========      =======    =======      =======      =======
ALLOCATION
Single family...........................    $ 15,338      $19,030    $12,503      $24,538      $28,672
Commercial(1)...........................      93,442       61,271     32,745        9,315        6,313
Consumer................................       2,640        2,404      2,255        5,870        5,219
                                            --------      -------    -------      -------      -------
     Total..............................    $111,420      $82,705    $47,503      $39,723      $40,204
                                            ========      =======    =======      =======      =======

     (1) Includes $9.8 million, $6.6 million, $5.0 million, $2.2 million, and $925,000 related to construction loans as of September 30, 2000, 1999, 1998, 1997, and 1996.

     The allowance for credit losses increased $28.7 million or 35%, to $111.4 million during fiscal 2000. As a result of the additional reserves established, the ratio of the allowance to nonperforming loans as well as the ratio of the allowance to total loans increased to 112.79% and 0.74% at September 30, 2000, up from 92.25% and 0.63% at September 30, 1999. The majority of the allowance increase was allocated to the commercial portfolio. The increase in the commercial loan allowance during the year was due to higher levels of commercial loans outstanding, increased risks associated with this type of portfolio, and potential exposure associated with a large commercial loan, which became nonperforming in June 2000. See "-- Discussion of Results of Operations -- Provision for Credit Losses."

     The allowance for credit losses increased $35.2 million or 74%, to $82.7 million during fiscal 1999. Additionally, the ratio of the allowance to nonperforming loans and the ratio of the allowance to total loans increased to 92.25% and 0.63% at September 30, 1999, up from 76.62% and 0.44% at
September 30, 1998. These increases are a result of the significant growth in the single family and commercial loan portfolios. An additional provision for credit losses of $13.0 million was recorded during the fourth quarter of fiscal 1999. This provision is related to the growth in certain types of single family and commercial loans, which have historically experienced higher levels of default and loss severity. See "-- Discussion of Results of Operations -- Provision for Credit Losses," and Note 6 to the Consolidated Financial Statements. The single family loans held for investment portfolio increased $1.8 billion or 37% during the year and the single family loans held for investment allowance ratio increased slightly from 0.27% at September 30, 1998 to 0.29% at September 30, 1999. Similarly, the commercial loan portfolio increased $1.9 billion or 54% during the year and the commercial loan allowance ratio increased from 0.95% at September 30, 1998 to 1.14% at September 30, 1999.

     The allowance for credit losses increased $7.8 million during fiscal 1998. This change resulted from an increase in the allowance established for the commercial loan portfolio, which was partially offset by a reduction in the allowance for the single family loans held for investment portfolio. The commercial loan portfolio increased $1.3 billion or 57% during fiscal 1998. Due to this growth and the increased risks associated with this type of portfolio, most particularly the nonresidential commercial loans, the Company increased this portfolio's allowance levels to approximately one percent. The single family loans held for investment portfolio decreased $1.1 billion or 19% during fiscal 1998. The Company determined that its allowance for single family loans held for investment could be reduced, based on the portfolio's historical losses, as well as the reduction in the outstanding portfolio balance. Accordingly, the allowance for single family loans held for investment was reduced to approximately 0.27%. The consumer loan allowance decreased from the year ago period due to the sale of the consumer line of credit portfolio, of $37.6 million, in fiscal 1998.

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

     CHARGE-OFFS

     The Company charges off loans, other than consumer loans, when all attempts have been exhausted to resolve any outstanding loan or legal issues. Consumer loans are charged off when the loan becomes contractually 120 days delinquent. Loan charge-offs and recoveries were as follows:

                                                     FOR THE YEAR ENDED SEPTEMBER 30,
                                         --------------------------------------------------------
                                           2000        1999        1998        1997        1996
                                         --------    --------    --------    --------    --------
                                                              (IN THOUSANDS)
CHARGE-OFFS
     Single family...................    $ (6,297)   $ (3,365)   $ (3,933)   $(11,886)   $ (7,751)
     Commercial......................      (4,491)     (1,776)       (829)       (583)       (114)
     Consumer........................      (1,862)     (1,592)     (8,282)     (6,580)     (5,995)
                                         --------    --------    --------    --------    --------
          Total charge-offs..........     (12,650)     (6,733)    (13,044)    (19,049)    (13,860)
                                         --------    --------    --------    --------    --------
RECOVERIES
     Single family...................          58         248         241          63          31
     Commercial......................         326         420         154          21         230
     Consumer........................         312         305         306         377         144
                                         --------    --------    --------    --------    --------
          Total recoveries...........         696         973         701         461         405
                                         --------    --------    --------    --------    --------
          Total net charge-offs......    $(11,954)   $ (5,760)   $(12,343)   $(18,588)   $(13,455)
                                         ========    ========    ========    ========    ========
          Net loan charge-offs to
            average loans............        0.08%       0.05%       0.13%       0.23%       0.17%

     Net loan charge-offs for fiscal 2000 increased over 100% from fiscal 1999, both in the single family and commerical portfolios. Single family net loan charge-offs increased $3.1 million, from 0.06% in fiscal 1999 to 0.10% in fiscal 2000, due primarily to the Company's aggressive collection, foreclosure, and sales efforts during the year. Commercial net loan charge-offs increased $2.8 million, from 0.03% in fiscal 1999 to 0.07% in fiscal 2000, due to a $2.5 million partial charge-off on a nonperforming loan to a mortgage banking company.

     Net loan charge-offs for fiscal 1999 decreased $6.6 million from fiscal 1998 and the net charge-off to average loan ratio improved to 0.05%. The decrease is primarily the result of $4.9 million of consumer charge-offs in fiscal 1998, which were recognized upon the sale of the consumer line of credit portfolio. Excluding the sale of the consumer line of credit portfolio, the ratio of net charge-offs to average loans for fiscal 1998 would have been 0.08%.

     Net loan charge-offs decreased $6.2 million during fiscal 1998, due primarily to lower single family charge-offs during fiscal 1998. During fiscal 1997, $5.0 million in charge-offs were recorded in connection with the sale of $31.3 million of nonperforming loans. Net charge-offs for the consumer loan portfolio increased during fiscal 1998, primarily due to the fiscal 1998 sale of the consumer line of credit portfolio of $37.6 million and charge-offs of $4.9 million were recognized at the time of the sale. The Company had historically experienced high rates of charge-offs related to this product, which are included in prior period numbers. The ratio of net loan charge-offs to average total loans decreased from 0.23% for fiscal 1997 to 0.13% for fiscal 1998, due to lower charge-offs combined with a higher average loan balance. Adjusting for the loan sales in fiscal 1998 and 1997 discussed above, the ratio of net loan charge-offs to average total loans would have been 0.08% for fiscal 1998 and 0.17% for fiscal 1997.

     Net loan charge-offs increased $5.1 million during fiscal 1997. This increase was the result of the fiscal 1997 sale of $31.3 million of nonperforming single family loans with related charge-offs of $5.0 million. The ratio for net charge-offs as a percentage of average single family loans includes the increased charge-offs and was 0.19% for fiscal 1997 versus 0.12% for fiscal 1996. Adjusting for the loan sale mentioned above, the single family loan charge-off ratio would have been 0.11% and the total charge-off ratio would have been 0.17% for fiscal 1997.

CAPITAL RESOURCES AND LIQUIDITY

     LIQUIDITY

     The management of the Company's liquidity focuses on ensuring that sufficient funds are available to meet loan funding commitments, withdrawals from deposit accounts, the repayment of borrowed funds, and ensuring that the Bank complies with regulatory liquidity requirements.

     The Company's primary sources of liquidity are deposits, FHLB advances, securities sold under agreements to repurchase ("reverse repurchase agreements"), principal and interest payments on loans and MBS, proceeds from the sale of loans and servicing rights and proceeds from the issuance of debt and stock. While maturities and scheduled payments of loans and MBS are predictable sources of funds, deposit outflows, loan and servicing sales and access to the capital markets for issuance of securities are greatly influenced by economic conditions and general interest rates.

     Deposits have provided the Bank with a stable source of funding. Average deposits funded 48%, 48%, and 51% of average assets for fiscal 2000, 1999, and 1998. The Bank also utilizes the FHLB Dallas for a source of funds. Average FHLB advances funded 38%, 39%, and 32% of average assets for fiscal 2000, 1999, and 1998. These advances are available to the Bank under a security and pledge agreement. At September 30, 2000, the Bank had available $924 million under this agreement. The Bank has also utilized borrowings under reverse repurchase agreements as a source of funding. Borrowings under reverse repurchase agreements are limited to the market value of the Bank's collateral. At September 30, 2000, the Bank had $367.1 million in collateral that could be used for additional reverse repurchase borrowings.

     Under OTS regulations, the Bank must maintain, for each calendar quarter, an average daily balance of liquid assets equal to at least 4.0% of either
(1) its net withdrawable accounts plus short-term borrowings (liquidity base) at the end of the preceding calendar quarter or (2) the average daily balance of its liquidity base during the preceding quarter. For the fourth quarter of fiscal 2000, the Bank's liquidity ratio was 5.84%.

     The primary source of funds for the Parent Company, excluding funds raised through the capital markets, to meet its cash obligations and to make dividend payments on its cumulative redeemable preferred stock, common stock, and Corporate PIES, has been from dividends from the Bank, whose ability to pay dividends is subject to regulations of the OTS and the terms of the preferred stock of the Bank. At September 30, 2000, the Bank had $268.4 million of capital available for payment of dividends without prior approval of the OTS.

     At September 30, 2000, the Bank had 7,420,000 shares of preferred stock outstanding or $185.5 million. The annual dividend requirement is $18.3 million, and must be paid for the four most recent quarters and in full before dividends can be paid on the Bank common stock.

     At September 30, 2000, the Company had 2,000,000 shares or $100.0 million of cumulative redeemable preferred stock outstanding. The fiscal 2000 dividend requirement on the cumulative redeemable preferred stock was $7.3 million. The Company may not pay dividends on its common stock, other than dividends paid in common stock, unless full dividends on the cumulative redeemable preferred stock have been paid, or declared and funds set aside for payment.

     At September 30, 2000, the Bank had $150.0 million of subordinated medium-term notes due in full in March 2009. The annual interest payments on the subordinated debt total $12.0 million.

     At September 30, 2000, the Company had $220.0 million of 8.875% subordinated debt outstanding, due in May 2007. The annual interest payments on the subordinated debt total $19.5 million. The subordinated debt indenture restricts the Company, and any subsidiary, from paying dividends on any common stock if the

Company or any subsidiary is not in compliance with, or if the dividend payment would cause the Company or any subsidiary to not meet its minimum capital requirement as established by the FRB or another banking regulator.

     COMMITMENTS

     At September 30, 2000, the Company had $3.9 billion of outstanding commitments to extend credit, $2.4 billion of which is scheduled to mature during the 12 months following September 30, 2000. Because such commitments may expire without being drawn upon, the commitments do not necessarily represent future cash requirements. Scheduled maturities of CDs and borrowings (including advances from the FHLB and reverse repurchase agreements) during the 12 months following September 30, 2000, total $2.7 billion and $4.1 billion. At September 30, 2000, the Company had $14.7 million in outstanding commitments to purchase loans. Management believes that the Company has adequate resources to fund all of its commitments. See Note 13 to the Consolidated Financial Statements.

     REGULATORY MATTERS

     The Bank is subject to regulatory capital requirements as defined in the OTS capital regulations. The Bank's capital level at September 30, 2000, 1999, and 1998 qualified it as "well-capitalized", the highest of five tiers under applicable regulatory definitions.

                                                 AT SEPTEMBER 30,
                                         ---------------------------------
                                         2000          1999          1998
                                         -----         -----         -----
Tangible capital.....................     6.98%         7.14%         6.74%
Core capital.........................     6.99          7.15          6.76
Tier 1 risk-based capital............     9.14          9.73          9.97
Total risk-based capital.............    11.04         11.71         10.48

     See "Business -- Regulation -- Capital Requirements," and Note 19 to the Consolidated Financial Statements.

CONTINGENCIES AND UNCERTAINTIES
     YEAR 2000

     All of the Company's computer systems worked without incident through the end of calendar 1999 and fiscal 2000.

RECENT ACCOUNTING STANDARDS

     A discussion of recently issued accounting pronouncements and their impact on the Consolidated Financial Statements is provided in Notes 1 and 24 to the Consolidated Financial Statements.

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

  o  changes in the status of litigation to which the Company is a party;

  o  changes in applicable accounting rules and interpretation thereof.

     For further information regarding these factors, see "Risk Factors" in the prospectus dated August 4, 1999, relating to the universal shelf for the issuance of up to $830 million in various securities filed with the Securities and Exchange Commission (File No. 333-75937 and File No. 333-83797).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's principal market risk exposure is to changes in interest rates. Interest rate risk arises primarily from timing differences in the duration or repricing of the Company's assets, liabilities, and off-balance-sheet financial instruments. The Company is most affected by changes in U.S. Treasury rates and LIBOR because many of the Company's financial instruments reprice based on these indices. Substantial changes in these indices may adversely impact the Company's earnings. To that end, management actively monitors and seeks to manage its interest rate risk exposure. This is done by seeking to structure the balance sheet and off-balance-sheet portfolios to maximize net interest income, while maintaining an acceptable level of risk to changes in market interest rates. Management of market risk requires a balance between profitability, liquidity, and interest rate risk.

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

     The Company manages its exposure to interest rates by entering into certain financial instruments with on and off-balance-sheet risk in the ordinary course of business. The Company does not enter into instruments such as leveraged derivatives or structured notes for the purposes of reducing interest rate risk. The financial instruments used to manage interest rate risk may include interest rate swaps, caps, floors, locks, financial options, and forward delivery contracts. A hedge is an attempt to reduce risk by creating a relationship whereby any gains or losses on the hedged asset or liability are expected to be offset in whole or in part by gains or losses on the hedging financial instrument. Thus, market risk resulting from a particular instrument is normally offset by other on or off-balance-sheet transactions. See Note 13 to the Consolidated Financial Statements.

     SENSITIVITY ANALYSIS

     The following table is a summary of the changes inherent in the Company's net interest income over a 12 month period and market value of portfolio equity ("MVE") that are projected to result from hypothetical changes in market interest rates. MVE is the market value of assets, less the market value of liabilities, adjusted for the market value of off-balance-sheet instruments. The interest rate scenarios presented in the table include interest rates at September 30, 2000 and 1999 and as adjusted by instantaneous parallel rate changes upward and downward of up to 200 basis points. The fiscal 2000 and 1999 scenarios are not comparable due to differences in the interest rate environments, including the absolute level of rates and the shape of the yield curve.

                                  2000                              1999
                     -------------------------------   -------------------------------
      CHANGE IN      NET INTEREST   MARKET VALUE OF    NET INTEREST   MARKET VALUE OF
    INTEREST RATES      INCOME      PORTFOLIO EQUITY      INCOME      PORTFOLIO EQUITY
    --------------   ------------   ----------------   ------------   ----------------
         +200           (4.12)%          (22.78)%         (5.45)%          (33.28)%
         +100           (1.93)           (10.04)          (1.79)           (13.82)
            0            0.00              0.00            0.00              0.00
         -100            1.41              7.75            0.54             11.63
         -200            2.69             13.09            0.62             26.34

     The positive effect of a decline in market interest rates is reduced by the estimated effect of prepayments on the value of single family loans, MBS, and MSRs. Further, this analysis is based on the Company's interest rate exposure at September 30, 2000 and 1999 and does not contemplate any actions the Company might undertake in response to changes in market interest rates, which could impact MVE.

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

     The Company's one-year cumulative gap position at September 30, 2000 was negative $2.0 billion or 11.03% of assets. This is a one-day position that changes frequently and is not indicative of the Company's position at any other time. While the gap position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the gap position shows only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the gap position, an institution could have a matched gap position in the current rate environment and still have its net interest income exposed to interest rate risk.

     The following table sets forth the expected maturity and repricing characteristics of the Company's consolidated assets, liabilities, and off-balance-sheet contracts at September 30, 2000:

                                                    AMOUNTS MATURING OR REPRICING IN
                                   -------------------------------------------------------------------
                                                    AFTER
                                                    THREE          AFTER         AFTER
                                   LESS THAN       MONTHS       SIX MONTHS      ONE YEAR
                                     THREE       BUT WITHIN     BUT WITHIN     BUT WITHIN     AFTER         NON-
                                     MONTHS      SIX MONTHS      ONE YEAR      FIVE YEARS   FIVE YEARS   REPRICING       TOTAL
                                   ----------    -----------    -----------    ----------   ----------   ----------   -----------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS(1)
  Cash and investment
    securities(2)................  $  988,542    $   --         $   --         $  --        $   --       $  181,507   $ 1,170,049
  Adjustable-rate loans..........   7,418,494       683,250        601,180     1,273,693       112,307       --        10,088,924
  Fixed-rate loans...............     982,028       114,852        278,228     1,792,995     1,757,479       --         4,925,582
  Adjustable-rate mortgage-backed
    securities...................     321,568        84,216         13,376        --            --           --           419,160
  Fixed-rate mortgage-backed
    securities...................       8,780         9,142         19,412       142,921       264,015       --           444,270
  Other assets...................      --            --             --            --            --        1,112,238     1,112,238
                                   ----------    -----------    -----------    ----------   ----------   ----------   -----------
      Total assets...............  $9,719,412    $  891,460     $  912,196     $3,209,609   $2,133,801   $1,293,745   $18,160,223
                                   ==========    ===========    ===========    ==========   ==========   ==========   ===========
LIABILITIES AND STOCKHOLDERS'
EQUITY
  Certificates of deposit........  $  954,000    $  368,637     $1,365,594     $1,056,455   $      124   $   --       $ 3,744,810
  Transaction deposits(3)........   2,302,092       866,048        216,512     1,130,688        --          454,641     4,969,981
                                   ----------    -----------    -----------    ----------   ----------   ----------   -----------
      Total deposits.............   3,256,092     1,234,685      1,582,106     2,187,143           124      454,641     8,714,791
  FHLB advances..................   5,806,800       774,800        207,000       132,700        --           --         6,921,300
  Reverse repurchase
    agreements...................     699,454        --             --            --            --           --           699,454
  Notes payable..................      --            --             --            --           368,860       --           368,860
  Other liabilities..............      --            --             --            --            --          306,078       306,078
  Minority interest and
    redeemable preferred stock...      --            --             --            --            --          285,500       285,500
  Stockholders' equity...........      --            --             --            --            --          864,240       864,240
                                   ----------    -----------    -----------    ----------   ----------   ----------   -----------
      Total liabilities, minority
        interest, redeemable
        preferred stock, and
        stockholders' equity.....  $9,762,346    $2,009,485     $1,789,106     $2,319,843   $  368,984   $1,910,459   $18,160,223
                                   ==========    ===========    ===========    ==========   ==========   ==========   ===========
Gap before off-balance-sheet
  financial instruments..........  $  (42,934)   $(1,118,025)   $ (876,910)    $ 889,766    $1,764,817   $ (616,714)
OFF-BALANCE-SHEET(4)
  Interest rate swap
    agreements -- pay floating...    (390,000)      300,000         --            90,000        --           --
  Interest rate swap
    agreements -- pay fixed......     125,500        --             --          (125,500)       --           --
                                   ----------    -----------    -----------    ----------   ----------   ----------
Gap..............................  $ (307,434)   $ (818,025)    $ (876,910)    $ 854,266    $1,764,817   $ (616,714)
                                   ==========    ===========    ===========    ==========   ==========   ==========
Cumulative gap...................  $ (307,434)   $(1,125,459)   $(2,002,369)
                                   ==========    ===========    ===========
Cumulative gap as a percentage of
  total assets...................       (1.69%)       (6.20%)       (11.03%)
                                   ==========    ===========    ===========

------------

(1) Fixed-rate loans and MBS are distributed based on contractual maturity adjusted for anticipated prepayments. Adjustable-rate loans and MBS are distributed based on the interest rate reset date and contractual maturity adjusted for anticipated prepayments. Single family loans and MBS runoff and repricing assume a constant prepayment rate based on coupon rate and maturity. The weighted-average annual projected prepayment rate was 18.45%.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the index included on page 71 and the Consolidated Financial Statements which begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Information on the change in accountants of the Company in Form 8-K/A filed June 23, 1999, is incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Board of Directors of the Company consists of 11 members and is divided into three classes. The members of each class are elected for a term of three years with one class being elected annually. Each director of the Company is also a director of the Bank. The following table sets forth certain information with respect to the directors of the Company, including information regarding their ages and when they became directors.

                                                DIRECTOR OF    DIRECTOR OF
                                                THE COMPANY      THE BANK        TERM
                NAME                     AGE       SINCE          SINCE        EXPIRES
                ----                     ---    -----------    ------------    --------
Lewis S. Ranieri, Chairman...........    53        1988            1988          2003
Barry C. Burkholder..................    60        1996            1991          2003
Lawrence Chimerine, Ph.D.............    60        1996            1990          2003
David M. Golush......................    56        1996            1988          2001
Paul M. Horvitz, Ph.D................    65        1996            1990          2002
Alan E. Master.......................    61        1996            1995          2003
Anthony J. Nocella...................    59        1996            1990          2001
Salvatore A. Ranieri.................    52        1988            1988          2001
Scott A. Shay........................    43        1988            1988          2002
Patricia A. Sloan....................    58        1996            1988          2002
Michael S. Stevens...................    51        1996            1996          2002

     LEWIS S. RANIERI. Mr. Ranieri is the Chairman of the Company. He was also the President and Chief Executive Officer ("CEO") of the Company and Chairman of the Bank from 1988 until July 15, 1996. Mr. Ranieri is the Chairman and CEO of Ranieri & Co., Inc. ("Ranieri & Co."), positions he has held since founding Ranieri & Co. in 1988. Mr. Ranieri is a founder of Hyperion Partners L.P., a Delaware limited partnership ("Hyperion Partners") and of Hyperion Partners II L.P., a Delaware limited partnership ("Hyperion Partners II"). He is also Chairman of Hyperion Capital Management, Inc., a registered investment advisor ("Hyperion Capital"), and The Hyperion Total Return Fund, Inc. He is director of Transworld Healthcare, Inc., the Hyperion 2002 Term Trust, Inc., and Hyperion 2005 Investment Grade Opportunity Trust, Inc. Mr. Ranieri is also Chairman and President of various other indirect subsidiaries of Hyperion Partners and Hyperion Partners II. Along with his brother, Salvatore A. Ranieri, and Scott A. Shay, Mr. Ranieri controls the general partner of Hyperion Partners. Along with Mr. Shay, Mr. Ranieri controls the general partner of Hyperion Partners II, an investment partnership formed to make investments primarily in the financial and real estate sectors of the economy. He is a director of Delphi Financial Group, Inc. and a director of American Marine Holdings, Inc. ("American Marine").

     Mr. Ranieri is a former Vice Chairman of Salomon Brothers Inc. ("Salomon"), where he was employed from 1968 to 1987, and was one of the principal developers of the secondary mortgage market. While at Salomon, Mr. Ranieri helped to develop the capital markets as a source of funds for housing and commercial real estate and to establish Salomon's then leading position in the mortgage-backed securities area. He is a member of the National Association of Home Builders Mortgage Roundtable.

     Mr. Ranieri is a Trustee for the Parish of Our Lady of the Rosary/Shrine of St. Elizabeth Ann Seton and the Environmental Defense Fund. Mr. Ranieri is also a director of the Peninsula Hospital Center in Queens, New York. Mr. Ranieri received his Bachelor of Arts degree from St. John's University.

     BARRY C. BURKHOLDER. Mr. Burkholder has been the President and CEO of the Company since July 15, 1996, and has held similar positions with the Bank since joining it on April 10, 1991. Since July 15, 1996, Mr. Burkholder also has been Chairman of the Bank. Prior to joining the Bank, Mr. Burkholder was employed at Citicorp/Citibank for 15 years. Mr. Burkholder became associated with Citicorp through its then newly formed Consumer Services Group in 1976, and then became a member of its International Staff. Mr. Burkholder moved to Citibank Savings in London where he was named Chairman and Managing Director in 1977.
Mr. Burkholder returned to the United States in 1981 to become President of Citicorp Person-to-Person, now part of Citicorp Mortgage, Inc., a nationwide mortgage lending business with related mortgage banking, servicing, and insurance activities. In 1984, he was named Chairman and CEO of Citibank Illinois, and two years later became Central Division Executive for the U.S. Consumer Bank. As Central Division Executive, Mr. Burkholder was responsible for Citicorp's consumer banking activities in the Midwest and Southeast.
Mr. Burkholder began his career at Ford Motor Company in the financial planning area and moved to Certain-teed Corporation, where his last position prior to joining Citicorp was as President of its real estate development subsidiary.
Mr. Burkholder received a B.S. and an M.B.A. from Drexel University. He is a former President of the Houston Symphony and serves currently as a Governing Director. He is a Director of the Greater Houston Partnership and a trustee of Drexel University.

     LAWRENCE CHIMERINE, PH.D. Dr. Chimerine has served as President of his own economic consulting firm, Radnor International Consulting Inc., since 1990. Dr. Chimerine served as Chairman and CEO of the WEFA Group from 1987 to 1990 and of Chase Econometrics from 1979 to 1987, both of which provide economic consulting services. He testifies regularly before Congressional Committees on numerous economic policy issues, and has served in the House Committee on International Competitiveness and The Department of Commerce Economic Policy Board. He was manager of economic research for the IBM Corporation from 1965 to 1979. Dr. Chimerine received a B.S. from Brooklyn College and a Ph.D. from Brown University.

     DAVID M. GOLUSH. Mr. Golush is a private investor. Until April 2000, he was a Managing Director of Ranieri & Co., with which he had been associated since the firm's founding in 1988. He is an officer of direct and indirect subsidiaries of Hyperion Partners and Hyperion Partners II. Mr. Golush was employed by Salomon from 1972 to 1987 and was a Vice President from 1975. From 1984 to 1987, he was Chief Administrative Officer of Salomon's Mortgage and Real Estate Department. From 1966 to 1972 he held positions in public accounting and private industry. He has been a Certified Public Accountant in New York since 1972. Mr. Golush received a B.B.A. from the University of Cincinnati. He is Treasurer of the New York Police & Fire Widows' & Children's Benefit Fund, Inc. and a member of the board of the Jewish Federation of Central New Jersey.

     PAUL M. HORVITZ, PH.D. Dr. Horvitz retired in 2000 from the University of Houston where he was Professor of Banking and Finance since 1977. From 1967 to 1977, Dr. Horvitz held positions as Assistant Director of Research, Director of Research and Deputy to the Chairman at the FDIC. Prior to joining the FDIC he was an economist at the Federal Reserve Bank of Boston and the Office of Comptroller of the Currency. From 1983 to 1990, Dr. Horvitz was a member of the Board of Directors of the FHLB of Dallas, and in 1986 and 1987 he was a member of the Federal Savings and Loan Advisory Council. He is currently a member of the Shadow Financial Regulatory Committee. Dr. Horvitz received a B.A. from the University of Chicago, an M.B.A. from Boston University, and a Ph.D. from Massachusetts Institute of Technology.

     ALAN E. MASTER. Mr. Master joined PaineWebber, Inc. in 1996 and is a Financial Advisor in the Private Client Group, New York City. He began his career with the Chemical Bank in 1961 as a commercial lending officer, became a regional Office Head and later served as President or senior executive in banks in Miami, Florida. In 1973, he joined Barnett Banks of Florida as President & CEO of a major subsidiary and subsequently led the merger of five subsidiaries of Barnett as Chairman and CEO. Other career positions have included President, CEO, Vice Chairman and Chief Financial Officer of United Americas Bank of New York, 1977-79; Executive Vice President and Director of The Merchants Bank of New York, 1979-83; President and CEO, Ensign Bank FSB, New York City, 1983-1990; President and CEO, The Master Group, specializing in financial services consulting, 1991-1996 and Director of Private Banking-USA, Bank Hapoalim, New York City, 1998-99, rejoining PaineWebber in midyear 2000.
Mr. Master is a Director of ThunderWave, Inc., was a member of the Board of Trustees of the Hyperion Government Mortgage Trust II and is a past member of the Advisory Boards of Hyperion Partners, Hyperion Partners II and the Johnson Graduate School of Management, Cornell University, Mr. Master received a B.A. from Cornell University and completed all course work in finance and accounting in the M.B.A. program at the New York University Graduate School of Business Administration.

     ANTHONY J. NOCELLA. Mr. Nocella has been the Vice Chairman and the Chief Financial Officer of the Company and the Bank since July 27, 1997. Prior to that date, Mr. Nocella had served as the Executive Vice President and Chief Financial Officer of the Company since June 27, 1996, and has held those same positions with the Bank since joining it in July 1990. He manages the Commercial Banking and Financial Markets (Mortgage Production and Investment Portfolio) Groups of the Bank. From 1988 to 1990, Mr. Nocella provided consulting services to the Bank as President of Nocella Management Company, a firm that specialized in asset and liability management consulting for financial institutions. From 1981 to 1987, Mr. Nocella served as Executive Vice President and Chief Financial Officer of Meritor Financial Group, as well as President of its commercial banking/financial markets arm, Meritor Financial Markets ("Meritor"). During his 13 years at Meritor (1974-1987), he also served as President of PSFS Management Company, Inc., the holding company of The Philadelphia Saving Fund Society, the nation's largest savings institution at the time. Mr. Nocella's other positions have included Controller and Director of Financial Services for American Medicorp (now Humana), Senior Managing Auditor and Consultant for KPMG LLP and adjunct professor of finance at St. Joseph's University and Drexel University. Mr. Nocella, a Certified Public Accountant, received an undergraduate degree in accounting from LaSalle University and an M.B.A. in computer science and finance from Temple University. He also completed the graduate Bank Financial Management Program of the Wharton School at the University of Pennsylvania. Mr. Nocella is the President and a director of the Community Bankers Association of Southeast Texas, a delegate and member of the Mortgage Finance and FHLB Committees of the America's Community Bankers, is Immediate Past Chairman and a director of the Texas Savings and Community Bankers Association, and delegate and past President of the Financial Executives Institute.

     SALVATORE A. RANIERI.  Mr. Ranieri is an attorney and private investor.
Mr. Ranieri was formerly the General Counsel and a Managing Director of Ranieri & Co. He was also the Vice President, Secretary and General Counsel of the Company from 1988 until July 15, 1996. He is a director of Hyperion Capital, as well as of various other direct and indirect subsidiaries of Hyperion Partners. Along with his brother, Lewis S. Ranieri, and Scott A. Shay, Mr. Ranieri controls the general partner of Hyperion Partners. Mr. Ranieri was one of the original founders of Ranieri & Co. and of Hyperion Partners. Prior to joining Ranieri & Co., he had been President of Livia Enterprises, Inc., a private venture capital and real estate investment company that oversaw investments in the real estate, construction, and manufacturing sectors. In addition to his business experience, Mr. Ranieri is also a lawyer. During his career, his practice has included corporate, litigation, real estate and regulatory matters. Until 1984, he had been a member of a law firm in New York City. He is admitted to practice law in New York and various federal courts. He received his Bachelor of Arts degree from New York University and his Juris Doctor degree from Columbia Law School.

     SCOTT A. SHAY. Mr. Shay has been a Managing Director of Ranieri & Co., since its formation in 1988. He was also a Vice President of the Company from 1988 until July 15, 1996. Mr. Shay is currently a director of Hyperion Capital, Inc., and Transworld Healthcare, Inc., as well as an officer or director of other direct and indirect subsidiaries of Hyperion Partners and Hyperion Partners II. Mr. Shay is also a director of the general partner of Cardworks, L.P., a credit card servicer, and of Capital Lease Funding, L.P., a specialized commercial mortgage bank. Additionally, he is a director of Bank Hapoalim B.M. in Tel Aviv, Israel. Along with Lewis S. Ranieri and Salvatore A. Ranieri,
Mr. Shay controls the general partner of Hyperion Partners. Along with Mr. Lewis S. Ranieri, Mr. Shay controls the general partner of Hyperion Partners
II. Prior to joining Ranieri & Co., Mr. Shay was a director at Salomon where he was employed from 1980 to 1988. Mr. Shay was involved with Salomon's thrift mergers and acquisitions practice and with mortgage banking financing and mergers and acquisitions. Mr. Shay graduated Phi Beta Kappa from Northwestern University with a B.A. in economics and received a Master of Management degree with distinction from Northwestern's Kellogg Graduate School of

Management. Mr. Shay serves as Vice President and Treasurer of the Jewish Youth Connection, Inc., a non-profit organization.

     PATRICIA A. SLOAN. Ms. Sloan is an Investment Banker and a private investor. Until April 2000, she was a Managing Director of Ranieri & Co. and has an economic interest in Hyperion Partners and Hyperion Partners II. She is also a director of certain funds managed by Hyperion Capital Management, including Hyperion 2002 Term Trust, Inc., Hyperion Investment Grade Opportunity Term Trust, Inc., and the Hyperion Total Return Fund, Inc. Prior to joining Ranieri & Co. in 1988, Ms. Sloan was employed at Salomon from 1972 to 1988, where she served as director of Salomon's Financial Institutions Group. Prior to joining Salomon, Ms. Sloan was employed at Bache & Co., Inc. from 1965 to 1972. Ms. Sloan received a B.A. from Radcliffe College and an M.B.A. from Northwestern University.

     MICHAEL S. STEVENS. Mr. Stevens has been a Director of the Company since August 1996, and a Director of the Bank since October 1996. Mr. Stevens is Chairman of Michael Stevens Interests, Inc., a real estate development and management company, which he founded in 1981. Since its inception, the company has developed, acquired, and managed over 80 real estate projects valued at over $550 million and representing over 9 million square feet of building area and 9,000 apartment units. Through September 1999, Mr. Stevens served as the founding Vice Chairman-Finance of the Board of the Harris County-Houston Sports Authority, and led the negotiating team responsible for the Houston Astros new downtown baseball stadium, as well as the new NFL stadium being built for the Houston Texans expansion team recently awarded to Houston. Mr. Stevens serves on the Board of Directors of Memorial Hermann Foundation, is on the Urban Center Advisory Board of the Brookings Institute, serves on the Board of the 2012 Foundation, which is working to bring the Olympics to Houston, and is the Houston Chair for Texas Exile, a gun crime initiative funded by the Governor's Criminal Justice Division. From 1995 through 1997, Mr. Stevens served as Assistant to the Mayor for Housing and Inner-City Revitalization, chairman of the Houston Housing Finance Corporation and the Houston Redevelopment Authority, and was instrumental, during the administration of Mayor Bob Lanier, for the major downtown revitalization currently underway. He was also 1996-97 chairman of the Fannie Mae National Advisory Council. Among his other volunteer positions, Mr. Stevens serves as a deacon at Second Baptist Church and is chairman of the Church's Centurion Foundation. He graduated from the University of Houston in 1973 with a Bachelors in Business Administration.

     Mr. Lewis Ranieri and Mr. Salvatore Ranieri are brothers. No other director or executive officer is related to any other director or executive officer by blood, marriage, or adoption. There are no existing arrangements or understandings between a director and any other person pursuant to which such person was elected a director.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Company's Board of Directors has established two standing committees: an Audit Committee and a Compensation Committee. The Board of Directors does not currently have a standing nominating committee. The following is a brief description of the committees of the Board of Directors:

     AUDIT COMMITTEE. The Audit Committee meets with management to consider the adequacy of the internal controls and the objectivity of financial reporting. The Audit Committee also meets with the independent auditors and with appropriate financial personnel and internal auditors of the Company regarding these matters. The Audit Committee recommends to the Board the appointment of the independent auditors. Both the internal auditors and the independent auditors periodically meet alone with the Audit Committee and have unrestricted access to the Audit Committee. The Audit Committee consists of Mr. Master and Drs. Chimerine and Horvitz, none of whom is an employee of the Company, with Dr. Horvitz serving as Chair. The Audit Committee held five meetings during fiscal 2000.

     COMPENSATION COMMITTEE. The Compensation Committee's functions include administering management incentive compensation plans and making recommendations to the Board with respect to the compensation of directors and officers of the Company. The Compensation Committee also supervises the Company's employee benefit plans. The Compensation Committee consists of all directors except Mr. Burkholder and Mr. Nocella, with Mr. Lewis Ranieri serving as Chair. The Compensation Committee held three meetings during fiscal 2000.

     To the extent that any permitted action taken by the Board conflicts with action taken by the Compensation Committee, the action taken by the Board shall control. Mr. Burkholder and Mr. Nocella have recused themselves from Board deliberations regarding their compensation and it is anticipated that this practice will continue.

COMPENSATION OF DIRECTORS

     Each director, except Mr. Burkholder and Mr. Nocella, who are employees of the Bank, receives a single annual retainer of $25,000 for service on the Boards of Directors of the Company and the Bank. All non-employee directors also receive a fee of $1,000 for each in person meeting of the Board of Directors of the Company that they attend and a fee of $500 for each telephonic meeting of the Board and each meeting of any Committee of the Board that they attend. The Chair of the Audit Committee receives an additional annual retainer of $2,000. Non-employee directors are also eligible to participate in the Director Stock Compensation Plan and the Directors Supplemental Savings Plan. Directors who are employees of the Company or any subsidiary do not receive additional compensation for service as directors, and are not eligible to participate in the Director Stock Compensation Plan or the Directors Supplemental Savings Plan. See also "Executive Officer Compensation -- The Director Stock Compensation Plan", " -- Directors Supplemental Savings Plan" and "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions".

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     The following table sets forth information concerning executive officers of the Company and executive officers of the Bank who do not serve on the Board of Directors of the Company. All executive officers of the Company and the Bank are elected by the Board of Directors of the Company and the Board of Directors of the Bank, respectively, and serve until their successors are elected and qualified. There are no arrangements or understandings between the Company and any person pursuant to which such individual was elected an executive officer of the Company or the Bank.

                  PRINCIPAL OCCUPATION DURING LAST FIVE YEARS

                NAME                     AGE             POSITION AND OCCUPATION
                ----                     ---             -----------------------
Jonathon K. Heffron..................    48     Chief Operating Officer of the Company
                                                since July 15, 1996 and of the Bank since
                                                May 1994. General Counsel of the Company
                                                since July 15, 1996 and of the Bank since
                                                May 1990. Prior to joining the Bank, Mr.
                                                Heffron served for two years as President
                                                and CEO of First Northern Bank, Keene, New
                                                Hampshire. Prior to joining First Northern
                                                Bank, Mr. Heffron served for more than 10
                                                years in several capacities at the FHLB
                                                Board, Washington, D.C. and at the FHLB
                                                Dallas, including as Attorney Advisor,
                                                Trial Attorney, General Counsel, Chief
                                                Administrative Officer, and Chief
                                                Operating Officer. Mr. Heffron received a
                                                B.A. Magna Cum Laude from the University
                                                of Minnesota, a J.D. from Southwestern
                                                University School of Law, and an LL.M.
                                                from the National Law Center of George
                                                Washington University. Mr. Heffron is a
                                                member of the Government Affairs Steering
                                                Committee and the FHLB System Committee of
                                                America's Community Bankers. Mr. Heffron
                                                was a director of the FHLB of Dallas from
                                                1995 to 1996.

                NAME                     AGE               POSITION AND OCCUPATION
                ----                     ---               -----------------------
Ronald D. Coben.                         43     Executive Vice President -- Community Banking
                                                of the Company since July 15, 1996 and of the
                                                Bank since July 1996. Previously, Mr. Coben
                                                served as Regional Retail Director and
                                                Marketing Director since joining the Bank in
                                                October 1989. Prior to joining the Bank, Mr.
                                                Coben was employed by Texas Commerce
                                                Bancshares (Chemical Bank) since 1986 as Vice
                                                President and Manager of the Relationship
                                                Banking Division of the Retail Bank. Prior to
                                                joining Texas Commerce Bancshares, Mr. Coben
                                                served as the Director of Market Research for
                                                ComputerCraft, Inc. and Foley's Department
                                                Stores. Mr. Coben received a B.A. degree from
                                                the University of Texas at Austin. Mr. Coben
                                                is a member of the the Board of Directors of
                                                the Houston Festival Foundation, Inc. and
                                                INROADS, a leadership organization for
                                                minority youth.

Karen J. Hartnett....................    52     Senior Vice President -- Human Resources of
                                                the Company since July 15, 1996 and of the
                                                Bank since January 1991. Prior to joining the
                                                Bank, Ms. Hartnett was employed by Equimark
                                                as Senior Vice President Human Resources
                                                since 1989. From 1988 to 1989, Ms. Hartnett
                                                was Senior Vice President and Chief Personnel
                                                Officer for NCNB Texas, and she served
                                                predecessor organizations as Vice President
                                                and as Director of Human Resources from 1983.
                                                Ms. Hartnett's human resources experiences
                                                include positions at Zale Corporation, Mobil
                                                Oil Corporation and Sweet Briar College.
                                                Ms. Hartnett received an A.B. from Sweet
                                                Briar College in 1970. Ms. Hartnett serves on
                                                the Executive Committee of the Board of
                                                Trustees for the Houston Ballet Foundation
                                                and is a lifetime member of the Houston
                                                Livestock Show and Rodeo.

Sonny B. Lyles.......................    55     Senior Vice President and Chief Credit
                                                Officer of the Company since July 15, 1996
                                                and of the Bank since February 1991. Prior to
                                                joining the Bank, Mr. Lyles was employed by
                                                First Union National Bank as Senior Credit
                                                Officer beginning in 1983. Prior to joining
                                                First Union National Bank, Mr. Lyles was
                                                employed at First Tulsa Bank, Florida
                                                National Bank and South Carolina National
                                                Bank. Mr. Lyles received a B.A. from Wofford
                                                College. Mr. Lyles is a member of the Board
                                                of the Texas Chapter, and a member of the
                                                International Board of Directors of The Risk
                                                Management Association, a trade association
                                                of bank lending and credit officers.
                                                Mr. Lyles is the Wofford College alumni
                                                representative from Houston.

                NAME                     AGE             POSITION AND OCCUPATION
                ----                     ---             -----------------------
Wayne J. Sadin.......................    47     Executive Vice President and Chief
                                                Information Officer of the Company since
                                                March 30, 1998. Prior to joining the
                                                Company, Mr. Sadin was employed by
                                                Michigan National Bank, a subsidiary of
                                                National Australia Bank, as Senior Vice
                                                President, Chief Technology Officer and
                                                Director of Information Technology since
                                                1992. From 1990 to 1992 Mr. Sadin was
                                                employed by Data-Link Systems, a
                                                subsidiary of Mellon Bank, as Vice
                                                President of Products and Operations. From
                                                1981 to 1990 Mr. Sadin was employed by
                                                Murray Financial Corporation as Senior
                                                Vice President and Director of Human
                                                Resources and Information Technology.
                                                Prior to joining Murray, Mr. Sadin held
                                                various engineering, technology
                                                management, and consulting positions.
                                                Mr. Sadin received a B.S. degree from
                                                Boston University and an M.S. degree from
                                                the University of Texas, and completed the
                                                program in Delivering Information Services
                                                at the Harvard Business School. Mr. Sadin
                                                is a Certified Computing Professional,
                                                with four certificates: Management,
                                                Procedural, Systems Programming, and
                                                Business Programming. Mr. Sadin serves on
                                                the Digital Insight Customer Advisory
                                                Board, the Aspect Communications Customer
                                                Advisory Board, and the Alltel "ACTION"
                                                group Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by the CEO of the Company and the other four most highly compensated executive officers of the Company and the Bank.

                           SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                                      -----------------------------------------      ---------------------------------------
                                                                                              AWARDS               PAYOUTS
                                                                                     -------------------------    ----------
                                                                        OTHER                      SECURITIES
                                                                       ANNUAL                      UNDERLYING
                                                                       COMPEN-       RESTRICTED     OPTIONS/         LTIP
                                              SALARY     BONUS(1)     SATION(3)       STOCK(4)       SARS(5)      PAYOUTS(6)
        NAME AND POSITION             YEAR      ($)         ($)          ($)            ($)            (#)           ($)
        -----------------             ----    -------    ---------    ---------      ----------    -----------    ----------
Barry C. Burkholder...............    2000    475,000    1,000,000      --              --           22,500       2,260,500
  President and                       1999    475,000      875,000      --            690,156        77,500          --
  Chief Executive Officer             1998    375,000      825,000      --              --           20,000          --

Anthony J. Nocella................    2000    350,000      750,000      --              --           20,000       1,849,500
  Vice Chairman and                   1999    350,000      662,500      --            631,000        43,200          --
  Chief Financial Officer             1998    315,000      585,000      --              --           18,000          --

Jonathon K. Heffron...............    2000    250,000      525,000      --              --           18,000         924,750
  Executive Vice President,           1999    250,000      450,000      --            394,375        34,000          --
  General Counsel, and                1998    225,000      400,000      --              --           16,000          --
  Chief Operating Officer

Ronald D. Coben...................    2000    225,000      500,000      --              --           15,000         667,875
  Executive Vice President            1999    225,000      310,000      --            394,375        27,000          --
  Community Banking                   1998    200,000      275,000      --              --           15,000          --

Wayne J. Sadin(2).................    2000    200,000      250,000      --              --           15,000         308,250
  Executive Vice President            1999    200,000      225,000      --            394,375        27,000          --
  Chief Information Officer           1998    101,538      100,000      --              --           20,000          --


                                       ALL
                                      OTHER
                                     COMPEN-
                                    SATION(7)
        NAME AND POSITION              ($)
        -----------------           ---------
Barry C. Burkholder...............    6,800
  President and                       9,051
  Chief Executive Officer             7,856
Anthony J. Nocella................    6,800
  Vice Chairman and                  47,010
  Chief Financial Officer            18,127
Jonathon K. Heffron...............    6,800
  Executive Vice President,           5,687
  General Counsel, and                4,800
  Chief Operating Officer
Ronald D. Coben...................    6,800
  Executive Vice President            5,771
  Community Banking                   4,749
Wayne J. Sadin(2).................    6,950
  Executive Vice President            3,394
  Chief Information Officer           --

------------

(1) For all named executives, the bonus column includes payments from the Company's annual bonus plan. These and all other management bonuses were paid as determined by the Compensation Committee and were based on the Company's financial and the executive's individual performance for the respective fiscal year. The Company's financial performance is measured by net income, return on assets, and return on equity as compared to the Bank's annual business plan and a specified peer group of other thrifts of comparable size.

(2) Mr. Sadin was hired by the Company on March 30, 1998 as Executive Vice President, Chief Information Officer. In fiscal 1998, Mr. Sadin received one grant of 10,000 options as of the date he joined the Company and another grant of 10,000 options on the Company's annual grant date of July 30, 1998.

(3) Each executive was provided an auto allowance, financial planning services, and country club and dining club memberships. The value of such auto allowances, financial planning services, and club memberships for each executive did not exceed $50,000 or 10% of such officer's annual cash compensation for each of the last three fiscal years.

(4) A total of 63,500 shares of the Company's common stock was awarded to the named executive officers in April 1999. These shares vest 20% on April 9, 2001, 30% on April 9, 2002, and 50% on April 9, 2003 ("Officers Restricted Stock"). The dollar amounts reported for fiscal 1999 reflect the fair market value of the Company's common stock as of the date of grant (April 9,1999), without diminution for restrictions on transfer. Based on the closing sale price of the Company's common stock on the NASDAQ on September 30, 2000, these shares had an aggregate value of $3.2 million ($50.6875 per share), without giving effect to the diminution of value attributable to the restrictions on such stock. Dividends are payable on the Officers Restricted Stock at the same rate as all other shares of Company's common stock, whether or not vested.

(5) In fiscal 2000, 1999, and 1998, the Company issued options to purchase an aggregate of 90,500, 208,700, and 89,000 shares, to named executives pursuant to option agreements under the 1996 Stock Incentive Plan.

(6) Represents the dollar value of all payouts pursuant to long-term incentive plans ("LTIP"). A LTIP is any plan providing compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to financial performance of the registrant or an affiliate, the registrant's stock price, or any other measure, but excluding restricted stock, stock option and stock appreciation right ("SAR") plans. In fiscal 2000, the Company made an aggregate cash distribution of $6,010,875 to the named executive officers pursuant to the performance units granted to such officers under the 1996 Stock Incentive Plan. The performance units granted equate in value to shares of Company's common stock on a one-for-one basis and were earned based on the achievement of performance goals over a performance period beginning October 1, 1997 and ending September 30, 2000. Cash was distributed to the named executive officers equal to the number of performance units earned under the plan multiplied by the fair value of the Company's common stock as of September 30, 2000.

(7) "All Other Compensation" amounts represent contributions by the Company to each executive's account in the Bank's 401(k) Plan. For fiscal 1999 and 1998, the amounts include interest paid on a distribution from the Bank's Supplemental Executive Savings Plan for Messrs. Burkholder and Nocella. For fiscal 1999, the amounts include a tax equalization amount paid to Messrs. Burkholder, Nocella, Heffron, and Coben.

     OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth individual grants of options to purchase the Company's common stock under the 1996 Stock Incentive Plan that were made during fiscal 2000 to the executive officers named in the Summary Compensation Table. All options granted in fiscal 2000 had an exercise price no less than the fair market value at the date of grant.

                                                          % OF
                                         NUMBER OF       TOTAL
                                         SECURITIES     OPTIONS/
                                         UNDERLYING       SARS
                                          OPTIONS/     GRANTED TO    EXERCISE
                                            SARS       EMPLOYEES     OR BASE                      GRANT DATE
                                          GRANTED      IN FISCAL      PRICE      EXPIRATION    PRESENT VALUE(3)
                NAME                        (#)         YEAR(2)       ($/SH)        DATE              $
                ----                     ----------    ----------    --------    ----------    ----------------
Barry C. Burkholder..................      22,500         3.86        26.219      1/28/10          262,800
Anthony J. Nocella...................      20,000         3.43        26.219      1/28/10          233,600
Jonathon K. Heffron..................      18,000         3.09        26.219      1/28/10          210,240
Ronald D. Coben......................      15,000         2.57        26.219      1/28/10          175,200
Wayne J. Sadin.......................      15,000         2.57        26.219      1/28/10          175,200

------------

(1) All options have an exercise price equal to the fair market value of the Company's common stock on the date of grant and vest pursuant to the following schedule: 20% on January 28, 2002, 30% on January 28, 2003, and 50% on January 28, 2004.

(2) Based upon options to purchase an aggregate of 583,000 shares of the Company's common stock granted to all employees in fiscal 2000. No SARs were granted during fiscal 2000.

(3) The grant date present value is based on the Black-Scholes Option pricing model and results in a grant date present value of $11.68 per share. The calculation included the following assumptions: estimated volatility of 36.20%; risk-free interest rate of 6.66% (based on returns available through U.S. Treasury bonds); dividend yield of 2.24% (assumes dividend yield paid through expiration); and 3,652 days to expiration of options. Option values are dependent on general market conditions and the performance of the Company's common stock. There can be no assurance that the values in this table will be realized.

     AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES. The following table sets forth, with respect to the executive officers named in the Summary Compensation Table, the aggregate number of options exercised during fiscal 2000, any value realized thereon, the number of unexercised options at the end of the fiscal year (exercisable and unexercisable) and the value thereof.

                                                                         NUMBER OF SECURITIES
                                                                        UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                         SHARES                            OPTIONS/SARS AT            IN-THE-MONEY OPTIONS/SARS
                                        ACQUIRED                          FISCAL YEAR END(#)           AT FISCAL YEAR-END(1)($)
                                           ON            VALUE       ----------------------------    ----------------------------
               NAME                    EXERCISE(#)    REALIZED($)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
               ----                    -----------    -----------    -----------    -------------    -----------    -------------
Barry C. Burkholder................       --             --            529,327         112,000        15,445,431      1,541,765
Anthony J. Nocella.................       --             --            190,159          74,000         5,188,697      1,067,849
Jonathon K. Heffron................       --             --            128,512          61,600         3,503,386        902,662
Ronald D. Coben....................       --             --             40,534          51,000           913,945        742,781
Wayne J. Sadin.....................       --             --              8,000          54,000            31,000        732,468

------------

(1) Total value of options based on a fair market value of $50.6875 per share as of September 30, 2000, the closing sale price of the Company's common stock as reported by the NASDAQ on that date.

MANAGEMENT COMPENSATION PROGRAM

     In connection with the Company's initial public offering, the Company's Boards of Directors approved a management compensation program for executive officers, other key officers and employees, and certain directors. Options to purchase shares of Company common stock issued under this plan became fully vested and exercisable during fiscal 1999 and will expire if not exercised within 10 years of the date of the grant. No further grants or compensation may be made or awarded under this program. At September 30, 2000, there were 1,075,249 options outstanding under this plan.

STOCK INCENTIVE PLANS

     Since its initial public offering in fiscal 1996, the Company has established three stock incentive plans (the 1996 Stock Incentive Plan, the 1999 Stock Incentive Plan and the 2000 Stock Incentive Plan), whereby it has granted options to purchase shares of its common stock to certain employees of the Bank. At September 30, 2000, options outstanding under these plans are as follows:

                                          OPTIONS OUTSTANDING      OPTIONS AVAILABLE
                PLAN                     AT SEPTEMBER 30, 2000     FOR FUTURE GRANTS
                ----                     ----------------------    ------------------
2000 Stock Incentive Plan............            451,200                 48,300
1999 Stock Incentive Plan............            794,550                 38,200
1996 Stock Incentive Plan............          1,232,750                220,100

     These plans are designed to promote the success and enhance the value of the Company by linking the interests of certain of the full-time employees of the Company and the Bank to those of the Company's stockholders and by providing an incentive for outstanding performance. Non-employee directors are not eligible to participate in these plans. The stock incentive plans are administered by the Compensation Committee. Four types of awards may be granted to participants under these plans: stock options (both non-qualified and incentive), SARs, restricted common stock and performance units.

     In the event of a "Change of Control" any option or SAR that is not then exercisable and vested will become fully exercisable and vested, the restrictions on any restricted stock will lapse and all performance units will be deemed earned. The plans define a Change of Control as the acquisition of 25% or more of the common stock of the Company, a change in a majority of the Board of Directors, unless approved by the incumbent directors (other than as a result of a contested election), and certain reorganizations, mergers, consolidations, liquidations, or dissolutions.

     In fiscal 1999, the Company issued 140,750 shares of restricted common stock from the 1996 and 1999 Stock Incentive Plans. No shares or options were awarded to any director or executive named in the Summary Compensation Table under the 2000 or 1999 Stock Incentive Plans.

     In fiscal 1998, the Company granted performance units to executive officers and other key officers and employees under the 1996 Stock Incentive Plan. These units, which equate in value to shares of the Company's common stock on a one-for-one basis, were earned based on the achievement of certain corporate performance goals over a performance period beginning October 1, 1997, and ending September 30, 2000. Upon completion of the performance period, the Compensation Committee was to determine the number of units that were earned based on the Company's performance. Subsequent to September 30, 2000, it was determined that the number of units earned was 201,000. Accordingly, cash was distributed to the participants equal to the number of performance units multiplied by the fair value of the Company's common stock as of September 30, 2000.

THE DIRECTOR STOCK COMPENSATION PLAN

     The Company has a director stock compensation plan in order to promote a greater identity of interest between the Company's non-employee directors (each an "Eligible Director") and its stockholders, and attract and retain individuals to serve as directors and to provide a more direct link between directors' compensation and stockholder value. The plan is administered by the Company's Board of Directors. A maximum of 250,000 shares of common stock is available for issuance and available for grants under this plan.

     The Director Stock Plan permits each Eligible Director to make an annual irrevocable election to receive shares of common stock in lieu of all or any portion of their Annual Retainer. In addition, each eligible director is granted stock options to purchase 1,000 shares of the Company's common stock when first elected to the Company's Board of Directors and following each annual stockholders' meeting thereafter. The Company amended its Director Stock Plan during fiscal 2000. Options issued under this plan after it was amended have an exercise price equal to the fair value of the Company's common stock at the date of grant and are fully vested and exercisable on the date of grant. Options issued under this plan prior to its amendment have an exercise price equal to 115% of the fair value of the Company's common stock at the date of grant and did not vest or become exercisable unless the fair value of the Company's common stock equaled or exceeded the exercise price of the option during a 30-day vesting period beginning one year after the date of grant. Vested options will expire if not exercised within 10 years of the date of grant. Any unvested Director options terminate and are cancelled as of the date the optionee's service as a director ceases for any reason. All Director options become fully vested and exercisable upon a Change of Control. The Company granted a total of 9,000 director options during fiscal 2000 and 10,000 each year for fiscal 1999 and 1998. At September 30, 2000, there were 29,000 options outstanding and 221,000 shares available for future grant under this Plan.

MANAGEMENT EMPLOYMENT ARRANGEMENTS

     The Parent Company entered into new employment agreements for Messrs. Burkholder, Nocella, Heffron, and Coben on the effective date of its initial public offering in 1996, and for Mr. Sadin on the effective date of July 1, 1999. These agreements supercede all prior employment arrangements.

     Mr. Burkholder's agreement with the Company provides for his employment for three years at an annual base salary of not less than $475,000 and a discretionary bonus. Mr. Nocella's agreement with the Company provides for his employment for three years at an annual base salary of not less than $350,000 and a discretionary bonus. Mr. Heffron's agreement with the Company provides for his employment for three years at an annual base salary of not less than $250,000 and a discretionary bonus. Mr. Coben's agreement with the Company provides for his employment for three years at an annual base salary of not less than $225,000 and a discretionary bonus. Mr. Sadin's agreement with the Parent Company provides for his employment for three years at an annual base salary not less than $200,000 and a discretionary bonus. These agreements provide that the period of employment is automatically extended on the first day of each month so that the period of employment terminates three years from such date, unless the executive or the Company gives notice to terminate such automatic extension at least sixty days before such monthly renewal date. In addition, upon a Change of Control, if the executive is still employed by the Company, the period of employment will be extended until the third anniversary of the effective date of the Change of Control or if the period of employment has terminated prior to the Change of Control, a new three year employment period shall commence upon a Change of Control. If for any reason other than cause the Company elects to terminate the employment of any of the above executives before the scheduled expiration date of his agreement, the executive's employment will be deemed to have been terminated by the Company without cause for purpose of the severance and retirement benefits described below.

     Under the terms of Mr. Burkholder's employment agreement, the amount of the discretionary bonus paid to Mr. Burkholder is in the sole discretion of the Board of Directors of the Company, which will take into account such matters as the Company's actual financial performance as compared to its budgeted financial performance, Mr. Burkholder's performance in implementing new business initiatives approved by the Board of Directors of the Company, Mr. Burkholder's performance in improving the financial performance of any division or unit of the Company or the Bank, or any of their respective subsidiaries as determined by the Board of Directors of the Company in its sole discretion, the Company's actual financial performance compared to its peers, and Mr. Burkholder's total compensation as compared to the total compensation of CEOs at comparable financial institutions. The discretionary bonuses to be paid to the other executive officers are at the discretion of the CEO and the Board of Directors of the Company.

     Under each agreement described above, if the executive's employment is terminated by the Company other than for cause or disability or by the executive for good reason or within a 30-day period following the first anniversary of a Change of Control, he is generally entitled to receive a lump sum equal to three times (for Messrs. Burkholder, Nocella, and Heffron) or two times (for Messrs. Coben and Sadin) his annual base salary and the higher of his most recent bonus under the Company's annual incentive plans and the highest bonus under such annual incentive plans for the last three full fiscal years prior to the effective date of the Change of Control, continue in the Company's welfare benefit plans for three years (for Messrs. Burkholder, Nocella, and Heffron) or two years (for Messrs. Coben and Sadin) and receive in a lump sum a supplemental pension amount based on three years (for Messrs. Burkholder, Nocella, and Heffron) or two years (for Messrs. Coben and Sadin) of deemed employment after termination, have all stock options, restricted stock and other stock-based compensation become immediately exercisable or vested, receive outplacement services, at the Company's sole expense, as incurred, up to a maximum of $45,000 (for Messrs. Burkholder, Nocella and Heffron), and $25,000 (for Messrs. Coben and Sadin). If any payment or distribution by the Company to an executive is determined to be subject to the excise tax imposed by Section 4999 of the Code, the amount of payment or distribution may be reduced so that the excise tax liability of the executive is minimized.

NON-QUALIFIED RETIREMENT SAVINGS PLAN

     The Supplemental Executive Savings Plan ("SESP") is available to a select group of management and other highly compensated employees. Eligible employees are allowed to make irrevocable decisions prior to the beginning of the plan year to defer up to 20% of compensation (as defined in the SESP) and up to 100% of bonus income. The monies deferred earn interest at a rate approximately equal to the Bank's five-year borrowing rate. The Bank does not contribute to the SESP. The SESP is funded from the general assets of the Bank and participants are general unsecured creditors of the Bank. As of September 30, 2000, there were 24 participants in the SESP, the total amount of deferrals and interest equaled approximately $1.6 million and the rate of interest for the SESP was 6.83%.

DIRECTORS SUPPLEMENTAL SAVINGS PLAN

     The Directors Supplemental Savings Plan ("DSSP") is available to outside directors. Eligible directors are allowed to make irrevocable decisions prior to the beginning of the plan year to defer up to 100% of cash retainer and meeting fees. The monies deferred earn interest at a rate approximately equal to the Bank's five-year borrowing rate. The Bank does not contribute to the DSSP. The DSSP is funded from the general assets of the Bank, and participants are general unsecured creditors of the Bank. As of September 30, 2000, there were three participants in the DSSP, the total amount of deferrals and interest equaled approximately $488,000 and the rate of interest for the DSSP was 6.83%.

STANDARD ARRANGEMENTS WITH DIRECTORS

     See "-- Directors and Executive Officers of Registrant -- Compensation of Directors."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee determines the compensation of the Company's executive officers. The Compensation Committee consists of all of the directors of the Company other than Barry C. Burkholder and Anthony J. Nocella. No other member of the Compensation Committee is an officer or employee of the Company or the Bank. Lewis S. Ranieri, Salvatore A. Ranieri and Scott A. Shay are also members of the Compensation Committee of the Bank and are also members of various boards of directors and compensation committees of various companies which are subsidiaries of, or entities controlled by, Hyperion Partners and, in the case of Lewis S. Ranieri, Scott A. Shay and David M. Golush, of subsidiaries of, or entities controlled by, Hyperion Partners II as well.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

      The following table sets forth information as of September 30, 2000, regarding shareholders who own beneficially more than 5% of the Company's voting stock:

                                                                    PERCENT OF
BENEFICIAL OWNER                    TITLE OF CLASS      SHARES        CLASS
----------------                    --------------    ---------     ----------
Forstmann-Leff International, Inc.    Class A         1,749,757      5.32%(1)
590 Madison Avenue, 39th Floor       Common Stock
New York, NY   10022

(1) Based on Schedule 13F filed by Forstmann-Leff International, Inc.

  SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth information, as of December 12, 2000, regarding the shares of Class A Common Stock beneficially owned by each director, each executive officer of the Company set forth in the Summary Compensation Table, and all of the directors and executive officers of the Company as a group. None of the Corporate PIES are beneficially owned by any director or any executive officer of the Company.

                  MANAGEMENT OWNERSHIP OF CLASS A COMMON STOCK

                                            NUMBER OF SHARES
                                              AND NATURE OF         PERCENT
                NAME                     BENEFICIAL OWNERSHIP(1)    OF CLASS
                ----                     -----------------------    --------
Lewis S. Ranieri, Chairman...........           1,215,737(2)          3.71
Barry C. Burkholder..................             119,174                *
Lawrence Chimerine, Ph.D.............               6,138                *
David M. Golush......................             103,782(3)             *
Paul M. Horvitz, Ph.D................               4,538                *
Alan E. Master.......................               2,330(4)             *
Anthony J. Nocella...................              61,614                *
Salvatore A. Ranieri.................             431,000(5)          1.32
Scott A. Shay........................             335,367(6)          1.02
Patricia A. Sloan....................              80,000                *
Michael S. Stevens...................           --                       *
Ronald D. Coben......................              22,538                *
Jonathon K. Heffron..................              33,826                *
Wayne J. Sadin.......................              10,000                *
Directors and executive officers as a
  group (16 persons).................           2,450,750             7.49%

------------

  * Percentages do not exceed 1% of the issued and outstanding shares.

 (1) Calculated in accordance with Rule 13d-3 under the Exchange Act. Nature of beneficial ownership is direct unless indicated otherwise by footnote. Beneficial ownership of shares owned indirectly arises from shared voting and investment power, unless otherwise indicated.

 (2) Includes 1,198,337 shares held by LSR Hyperion Corp., a corporation that is wholly owned by Mr. Lewis Ranieri.

 (3) Includes 38,782 shares held by Mr. Golush's wife and 3,000 shares held by a family limited partnership as to which Mr. Golush shares voting and investment power.

 (4) Includes 1,380 shares held by Mr. Master's wife.

 (5) Includes 414,000 shares held by SAR Hyperion Corp., a corporation that is wholly owned by Mr. Salvatore Ranieri.

 (6) Includes 330,000 shares held by SAS Hyperion Corp., a corporation that is wholly owned by Mr. Shay. Excludes 4,058 shares held in trust for minor children, as to which Mr. Shay disclaims beneficial ownership.

MANAGEMENT OWNERSHIP OF BANK PREFERRED STOCK

     The following table sets forth with respect to the Bank's Preferred Stock, Series A and Series B, as of December 12, 2000: (1) shares beneficially owned by all directors of the Company; (2) each of the executive officers named in the Summary Compensation Table; and (3) shares beneficially owned by all directors and executive officers of the Company as a group.

                  MANAGEMENT OWNERSHIP OF BANK PREFERRED STOCK

                                                       SERIES A                                   SERIES B
                                         ------------------------------------       ------------------------------------
                                            NUMBER OF SHARES                           NUMBER OF SHARES
                                              AND NATURE OF          PERCENT             AND NATURE OF          PERCENT
                NAME                     BENEFICIAL OWNERSHIP(1)    OF CLASS        BENEFICIAL OWNERSHIP(1)    OF CLASS
                ----                     -----------------------    ---------       -----------------------    ---------
Lewis S. Ranieri, Chairman...........          --                     *                   --                     *
Barry C. Burkholder..................             8,000               *                   --                     *
Lawrence Chimerine, Ph.D.............             1,000               *                      1,000               *
David M. Golush......................             2,100               *                   --                     *
Paul M. Horvitz, Ph.D................               400(2)            *                   --                     *
Alan E. Master.......................               600               *                      2,000               *
Anthony J. Nocella...................             1,000               *                      2,000               *
Salvatore A. Ranieri.................          --                     *                   --                     *
Scott A. Shay........................          --                     *                   --                     *
Patricia A. Sloan....................          --                     *                   --                     *
Michael S. Stevens...................          --                     *                   --                     *
Ronald D. Coben......................               200               *                   --                     *
Jonathon K. Heffron..................               478               *                   --                     *
Wayne J. Sadin.......................          --                     *                   --                     *
Directors and executive officers as a
  group (16 persons).................            15,310               *                      5,000               *

------------

 * Percentages do not exceed 1% of the issued and outstanding shares.

(1) Calculated in accordance with Rule 13d-3 under the Exchange Act. Nature of beneficial ownership is direct unless indicated otherwise by footnote.

(2) Includes 200 shares held directly and 200 shares held by Dr. Horvitz's spouse.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Bank has from time to time made home mortgage or consumer loans to directors and executive officers of the Company and commercial loans to related interests of a director of the Company, in the ordinary course of business, and on the same terms and conditions, including interest rates and collateral, as those of comparable transactions prevailing at the time with non-affiliated parties. No such loans are nonperforming or involve more than the normal risk of collectibility or present other unfavorable features.

     As a general benefit to all full-time employees with at least six months of service (excluding executive officers), the Bank will waive the 1% origination fee for a mortgage loan for the purchase or refinance of the employee's principal residence. In addition, the Bank offers a 0.50% discount on its posted rates for consumer installment loans made to employees.

     The disinterested directors of the Bank approved an agreement with a subsidiary of Hyperion Partners II, Cardholder Management Services L.P. ("CMS"), whereby CMS acts as the servicer for a debit card offered to customers of the Bank and a credit card portfolio originated by the Bank. Lewis S. Ranieri, Scott
A. Shay, David M. Golush and Patricia A. Sloan, who are directors of the Company, have a material interest in Hyperion Partners II. During fiscal 2000, the Bank paid CMS approximately $192,000 pursuant to this agreement. The Company believes that the terms and conditions of this agreement were as favorable to the Bank as those that could have been arranged with an independent third party. The Bank made arrangements with another firm to provide these services and the agreement with CMS was terminated on October 20, 1999.

     In August 1999, the Company entered into a consulting agreement pursuant to which Lewis S. Ranieri serves as a consultant to the Company providing strategic and managerial advice to the Company in exchange for an annual consulting fee of $350,000. The consulting agreement will be in effect until the earliest of
(1) the third anniversary of the agreement, (2) the date that is 180 days after the date on which either Mr. Ranieri or the Company delivers written notice to the other party terminating the agreement, or (3) the date on which Mr. Ranieri becomes disabled or dies. The consulting agreement does not prevent Mr. Ranieri from engaging in business endeavors which may be competitive with the businesses of the Company. Mr. Ranieri is paid an annual retainer and meeting fees for his service as a director of the Company and of the Bank.

     The Company and the Bank have entered into an agreement with Hyperion Partners acknowledging the relative value, as among the parties, of their claims in certain litigation pending against the United States relating to an agreement entered into in 1988 in connection with the Bank's acquisition of certain assets of an insolvent savings and loan in which the government agreed to waive or forbear from the enforcement of certain regulatory requirements. The agreement confirms that the Company and the Bank are entitled to receive 85% of the amount, if any, recovered as a result of the settlement of or a judgment on such claims, and that Hyperion Partners is entitled to receive 15% of such amount. In addition, pursuant to this agreement, Hyperion Partners is paying 15% of related legal fees. The agreement was approved by the disinterested directors of the Company. The plaintiffs in the case (Hyperion Partners, the Bank and the Company) have agreed to continue to cooperate in good faith and will use their best efforts to maximize the total amount, if any, that they may recover. The litigation is ongoing and no payments were made during fiscal 2000 pursuant to this arrangement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

EXHIBITS

     Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described in such parenthetical reference.

      EXHIBIT NO.                                 DESCRIPTION
------------------------  ------------------------------------------------------------
           2.1       --   Form of Letter Agreement, by and among the general and
                          limited partners of Hyperion Partners, L.P., dated June 17,
                          1996. (Incorporated by reference to Exhibit 2.1 to Form S-1,
                          Registration No. 333-06229)
           2.2       --   Merger Agreement, dated June 17, 1996, by and between the
                          Company and Hyperion Holdings. (Incorporated by reference to
                          Exhibit 2.2 to Form S-1, Registration No. 333-06229)
           2.3       --   Agreement and Plan of Merger, dated August 18, 2000, by and between Washington Mutual, Inc. and the Company.
                          (Incorporated by reference to Appendix A to Form S-4,
                          Registration No. 333-47308)
           3.1       --   Form of Restated Certificate of Incorporation of the
                          Registrant, as amended. (Incorporated by reference to
                          Exhibit 3.1 to Form S-1, Registration No. 333-06229)
           3.2       --   Form of By-Laws of the Registrant. (Incorporated by
                          reference to Exhibit 3.2 to Form S-1, Registration No.
                          333-06229)
           4.5       --   Form of Class A common stock Certificate. (Incorporated by reference to Exhibit 4.5 to Form S-1, Registration No.
                          333-06229)
           4.6       --   Indenture, dated as of May 7, 1997, between the Registrant and The Bank of New York, as Trustee, relating to the
                          Registrant's 8.875% Subordinated Notes due May 1, 2007
                          (Incorporated by reference to Exhibit 4.2 to Form S-1,
                          Registration No. 333-19861)
           4.7       --   Form of 8.875% Subordinated Notes due May 1, 2007 (included in the Indenture filed as Exhibit 4.6 hereto) (Incorporated by reference to Exhibit 4.3 to Form S-1, Registration No.
                          333-19861)
          10.1       --   Assistance Agreement, dated December 30, 1988, among the
                          Bank, the Registrant, Hyperion Holdings, Hyperion Partners,
                          and the FSLIC. (Incorporated by reference to Exhibit 10.1 to
                          Form S-1, Registration No. 333-06229)
          10.1a      --   Settlement and Termination Agreement, dated as of December
                          23, 1993, among the Bank, the Registrant, Hyperion Holdings,
                          Hyperion Partners and the FDIC. (Incorporated by reference to Exhibit 10.1a to Form S-1, Registration No. 333-06229)
          10.1b      --   Tax Benefits Agreement, dated December 28, 1993, among the
                          Bank, the Registrant, Hyperion Holdings, Hyperion Partners
                          and the FDIC. (Incorporated by reference to Exhibit 10.1b to
                          Form S-1, Registration No. 333-06229)
          10.2       --   Acquisition Agreement, dated December 30, 1988, between the
                          Bank and the FSLIC. (Incorporated by reference to Exhibit
                          10.2 to Form S-1, Registration No. 333-06229)
          10.3       --   Warrant Agreement, dated December 30, 1988, between the Bank and the FSLIC. (Incorporated by reference to Exhibit 10.3 to
                          Form S-1, Registration No. 333-06229)
          10.3a      --   Amended and Restated Warrant Agreement dated December 28,
                          1993, between the Bank and the FDIC. (Incorporated by
                          reference to Exhibit 10.3a to Form S-1, Registration No.
                          333-06229)
          10.4       --   Regulatory Capital Maintenance Agreement, dated December 30,
                          1988, among the Bank, the Registrant, Hyperion Holdings,
                          Hyperion Partners, and the FSLIC (terminated). (Exhibit 10.4 to Form S-1 filed on June 18, 1996)
          10.5       --   Federal Stock Charter of the Bank and First Amendment to
                          charter approved on August 26, 1992. (Incorporated by
                          reference to Exhibit 10.5 to Form S-1, Registration No.
                          333-06229)
          10.6       --   Amended and Restated Federal Stock Charter of the Bank and
                          Second Amendment approved on October 30, 1992. (Incorporated by reference to Exhibit 10.6 to Form S-1, Registration No.
                          333-06229)

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
          10.6a      --   Third Amendment to the Federal Stock Charter of the Bank
                          approved on April 23, 1996. (Incorporated by reference to
                          Exhibit 10.6a to Form S-1, Registration No. 333-06229)
          10.6b      --   Amended and Restated Bylaws of the Bank. (Incorporated by
                          reference to Exhibit 10.6b to Form S-1, Registration No.
                          333-06229)
          10.7       --   Specimen Preferred Stock, Series A, certificate, $25.00 per share stated value of the Bank. (Incorporated by reference to Exhibit 10.7 to Form S-1, Registration No. 333-06229)
          10.7a      --   Certificate of Designation of Noncumulative Preferred Stock,
                          Series A, of the Bank. (Incorporated by reference to Exhibit
                          10.7a to Form S-1, Registration No. 333-06229)
          10.7b      --   Specimen Preferred Stock, Series B, certificate, $25.00 per share stated value, of the Bank. (Incorporated by reference to Exhibit 10.7b to Form S-1, Registration No. 333-06229)
          10.7c      --   Certificate of Designation of Noncumulative Preferred Stock,
                          Series B, of the Bank. (Incorporated by reference to Exhibit
                          10.7c to Form S-1, Registration No. 333-06229)
          10.7d      --   Certificate of Designation of Redeemable Preferred Stock
                          Series A of the Company. (Incorporated by reference to
                          Exhibit 4.1 to Form 8-K filed August 10, 1999)
          10.7e      --   Certificate of Designation of Redeemable Preferred Stock
                          Series B of the Company. (Incorporated by reference to
                          Exhibit 4.2 to Form 8-K filed August 10, 1999)
          10.8       --   Data Processing Agreement, dated January 1, 1992, between
                          the Bank and Systematics Financial Services, Inc., and First
                          Amendment (dated October 28, 1992) and Second Amendment
                          (dated September 1, 1992). (Incorporated by reference to
                          Exhibit 10.8 to Form S-1, Registration No. 333-06229)
          10.8a      --   Third Amendment, dated December 17, 1993, to the Data
                          Processing Agreement, dated January 1, 1992, between the
                          Bank and Systematics Financial Services, Inc. (Incorporated
                          by reference to Exhibit 10.8a to Form S-1, Registration No.
                          333-06229)
          10.8b      --   Fourth Amendment, dated March 28, 1994, to the Data
                          Processing Agreement, dated January 1, 1992, between the
                          Bank and Systematics Financial Services, Inc. (Incorporated
                          by reference to Exhibit 10.8b to Form S-1, Registration No.
                          333-06229)
          10.8c      --   Fifth Amendment, dated April 1, 1994, to the Data Processing
                          Agreement, dated January 1, 1992, between the Bank and
                          Systematics Financial Services, Inc. (Incorporated by
                          reference to Exhibit 10.8c to Form S-1, Registration No.
                          333-06229)
          10.8d      --   Sixth Amendment, dated February 26, 1996, to the Data
                          Processing Agreement, dated January 1, 1992, between the
                          Bank and Systematics Financial Services, Inc. (Incorporated
                          by reference to Exhibit 10.8d to Form S-1, Registration No.
                          333-06229)
          10.9       --   Management and Consulting Services Agreement, dated January
                          1, 1992, between the Bank and Systematics Financial
                          Services, Inc., and First Amendment (dated March 18, 1992)
                          and Second Amendment (dated September 1, 1992).
                          (Incorporated by reference to Exhibit 10.9 to Form S-1,
                          Registration No. 333-06229)
          10.10      --   Lease Agreement, dated April 1, 1989, between the Bank and
                          Homart Development Co. (Leased premises at 3200 Southwest
                          Freeway) and First Amendment thereto dated January 31, 1990.
                          (Incorporated by reference to Exhibit 10.10 to Form S-1,
                          Registration No. 333-06229)
          10.10a     --   Second Amendment, dated November 14, 1994, to Lease
                          Agreement dated April 1, 1989, between the Bank and Homart
                          Development Co. (assigned to HD Delaware Properties, Inc.).
                          (Incorporated by reference to Exhibit 10.10a to Form S-1,
                          Registration No. 333-06229)
          10.10b     --   Third Amendment, dated January 8, 1996, to Lease Agreement dated April 1, 1989, between the Bank and Homart Development
                          Co. (predecessor in interest of HMS Office, L.P.).
                          (Incorporated by reference to Exhibit 10.10b to Form S-1,
                          Registration No. 333-06229)
          10.11      --   Lease Agreement, dated November 20, 1990, between the Bank and Greenway Plaza, LTD. (Leased premises at 3800 Buffalo
                          Speedway). (Incorporated by reference to Exhibit 10.11 to
                          Form S-1, Registration No. 333-06229)

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
          10.12      --   Employment Agreement, dated March 18, 1991, between the Bank and Barry C. Burkholder. (Incorporated by reference to
                          Exhibit 10.12 to Form S-1, Registration No. 333-06229)
          10.12a     --   Amendment, dated April 10, 1996, to the Employment Agreement between the Bank and Barry C. Burkholder. (Incorporated by reference to Exhibit 10.12a to Form S-1, Registration No.
                          333-06229)
          10.13      --   Letter Agreement Related to Employment, dated April 4, 1990, between the Bank and Anthony J. Nocella. (Incorporated by
                          reference to Exhibit 10.13 to Form S-1, Registration No.
                          333-06229)
          10.15      --   Letter Agreement Related to Employment, dated April 6, 1990, between the Bank and Jonathon K. Heffron. (Incorporated by reference to Exhibit 10.15 to Form S-1, Registration No.
                          333-06229)
          10.17      --   Management Incentive Plan, dated April 20, 1992.
                          (Incorporated by reference to Exhibit 10.17 to Form S-1,
                          Registration No. 333-06229)
          10.18      --   Letter Agreement, dated January 5, 1990, between Hyperion
                          Partners and certain shareholders of the Registrant with
                          respect to the provision of managerial assistance to the
                          Registrant. (Incorporated by reference to Exhibit 10.18 to
                          Form S-1, Registration No. 333-06229)
          10.22      --   Supplemental Executive Savings Plan of the Bank.
                          (Incorporated by reference to Exhibit 10.22 to Form S-1,
                          Registration No. 333-06229)
          10.23      --   Directors Supplemental Savings Plan of the Bank.
                          (Incorporated by reference to Exhibit 10.23 to Form S-1,
                          Registration No. 333-06229)
          10.24      --   Warrant Purchase and Exchange Agreement, dated July 23,
                          1996, by and among the Company, the Bank and the FDIC.
                          (Exhibit 10.24 to Form S-1 filed on July 25, 1996)
          10.25      --   Tax Sharing Agreement, dated as of May 1, 1996, by and
                          between the Company and the Bank. (Incorporated by reference to Exhibit 10.25 to Form 10-K for the fiscal year ended
                          September 30, 1996)
          10.26      --   Form of the Company's 1996 Stock Incentive Plan.
                          (Incorporated by reference to Exhibit 10.26 to Form S-1,
                          Registration No. 333-06229)
          10.27      --   Form of the Company's Director Stock Plan. (Incorporated by
                          reference to Exhibit 10.27 to Form S-1, Registration No.
                          333-06229)
          10.27a     --   Amendment of the Company's Director Stock Plan (Incorporated
                          by reference to Exhibit 10.27a to Form 10-Q for the quarter ended June 30, 2000)
          10.28      --   Employment Agreement, dated August 1, 1996, between the
                          Company and Barry C. Burkholder. (Incorporated by reference to Exhibit 10.28 to Form 10-K for the fiscal year ended
                          September 30, 1996)
          10.29      --   Employment Agreement, dated August 1, 1996, between the
                          Company and Anthony J. Nocella. (Incorporated by reference to Exhibit 10.29 to Form 10-K for the fiscal year ended
                          September 30, 1996)
          10.29a     --   Amendment to Employment Agreement, dated February 18, 1999, between the Company and Anthony J. Nocella (Incorporated by reference to Exhibit 10.29a to Form 10-Q for the quarter
                          ended March 31, 1999)
          10.30      --   Employment Agreement, dated August 1, 1996, between the
                          Company and Jonathon K. Heffron. (Incorporated by reference to Exhibit 10.30 to Form 10-K for the fiscal year ended
                          September 30, 1996)
          10.30a     --   Amendment to Employment Agreement dated November 18, 1999, between the Company and Jonathon K. Heffron. (Incorporated by reference to Exhibit 10.30a to Form 10-K for the fiscal year ended September 30, 1999)
          10.31      --   Employment Agreement, dated August 1, 1996, between the
                          Company and Ronald D. Coben. (Incorporated by reference to
                          Exhibit 10.31 to Form 10-K for the fiscal year ended
                          September 30, 1996)
          10.32      --   Form of Nontransferable Stock Agreement. (Incorporated by
                          reference to Exhibit 10.32 to Form S-1, Registration No.
                          333-06229)
          10.33      --   Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.33 to Form S-1, Registration No. 333-06229)

      EXHIBIT NO.                                 DESCRIPTION
      -----------                                 -----------
          10.34      --   Consulting Agreement. (Incorporated by reference to Exhibit
                          10.23 to Form 10-K for the fiscal year ended September 30,
                          1996)
          10.35      --   Recovery Agreement. (Incorporated by reference to Exhibit
                          10.24 to Form 10-K for the fiscal year ended September 30,
                          1996)
          10.36      --   Stock Purchase Agreement, dated January 15, 1993, between
                          Hyperion Partners and Hyperion Holdings. (Incorporated by
                          reference to Exhibit 10.36 to Form S-1, Registration No.
                          333-06229)
          10.37      --   Asset Purchase and Sale Agreement, dated January 17, 1997, between the Bank and National City Mortgage Co.
                          (Incorporated by reference to Exhibit 10.38 to Form 10-Q for the quarter ended December 31, 1996)
          10.38      --   Lease Agreement, dated November 21, 1997, between the Bank and Utah State Retirement Fund. (Leased premises at 3200
                          Southwest Freeway). (Incorporated by reference to
                          Exhibit 10.38 to Form 10-K for the fiscal year ended
                          September 30, 1997)
          10.39      --   First Amendment, dated June 30, 1998, to Lease Agreement
                          dated November 21, 1997, between the Bank and Utah State
                          Retirement Fund. (Leased premises at 3200 Southwest
                          Freeway.)
         *21         --   Subsidiaries of the Registrant.
         *23.1a      --   Consent of Deloitte & Touche LLP, former independent
                          auditors.
         *23.1b      --   Consent of KPMG LLP, independent auditors.
         *23.1c      --   Consent of Payne Falkner Smith & Jones, P.C.
         *24         --   Power of Attorney.
         *27.1       --   Financial Data Schedule.
          99.1       --   Form 8-K/A filed by the Company June 23, 1999. (Incorporated by reference to Exhibit 99.1 to Form 10-K for the fiscal
                          year ended September 30, 1999.)

------------

* Filed herewith.

     CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

     See Index to the Consolidated Financial Statements on page 71. All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

     REPORTS ON FORM 8-K

     On August 28, 2000, the Company filed a report on Form 8-K, reporting under
Item 5 of Form 8-K regarding the Company's merger with Washington Mutual.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECTION 13, OR 15(D) OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN HOUSTON, STATE OF TEXAS, ON DECEMBER 14, 2000.

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

                     SIGNATURES                                    TITLE                      DATE
                     ----------                                    -----                      ----
(1) Principal Executive Officer:

               /s/BARRY C. BURKHOLDER                          President and           December 14, 2000
                 BARRY C. BURKHOLDER                      Chief Executive Officer

(2) Principal Financial and Accounting Officer:

                /s/ANTHONY J. NOCELLA                        Vice Chairman and         December 14, 2000
                 ANTHONY J. NOCELLA                       Chief Financial Officer

(3) Directors:

                          *                                Chairman and Director       December 14, 2000
                  LEWIS S. RANIERI

               /s/BARRY C. BURKHOLDER                             Director             December 14, 2000
                 BARRY C. BURKHOLDER

                          *                                       Director             December 14, 2000
              LAWRENCE CHIMERINE, PH.D.

                          *                                       Director             December 14, 2000
                   DAVID M. GOLUSH

                          *                                       Director             December 14, 2000
               PAUL M. HORVITZ, PH.D.

                          *                                       Director             December 14, 2000
                   ALAN E. MASTER

                /s/ANTHONY J. NOCELLA                             Director             December 14, 2000
                 ANTHONY J. NOCELLA

                     SIGNATURES                                    TITLE                      DATE
                     ----------                                    -----                      ----
                          *                                       Director             December 14, 2000
                SALVATORE A. RANIERI

                          *                                       Director             December 14, 2000
                    SCOTT A. SHAY

                          *                                       Director             December 14, 2000
                  PATRICIA A. SLOAN

                          *                                       Director             December 14, 2000
                 MICHAEL S. STEVENS

               /s/JONATHON K. HEFFRON
                 JONATHON K. HEFFRON
                  ATTORNEY-IN-FACT

------------

* Signed through Power of Attorney
  granted to Jonathon K. Heffron,
  Attorney-in-Fact.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----
Independent Auditors' Reports......................................    F-1

Consolidated Statements of Financial Condition as of
  September 30, 2000 and 1999......................................    F-4

Consolidated Statements of Operations for the Year Ended
  September 30, 2000, 1999, and 1998...............................    F-5

Consolidated Statements of Stockholders' Equity for the
  Year Ended September 30, 2000, 1999, and 1998....................    F-6

Consolidated Statements of Cash Flows for the Year Ended
  September 30, 2000, 1999, and 1998...............................    F-7

Notes to Consolidated Financial Statements.........................    F-9

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Bank United Corp.:

     We have audited the accompanying consolidated statements of financial condition of Bank United Corp. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank United Corp. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     The consolidated financial statements of Bank United Corp. and subsidiaries as of September 30, 1998, prior to their restatement for the 1999 pooling-of-interests transaction described in Note 2 to the consolidated financial statements, were audited by other auditors whose report is presented separately herein. The contribution of Bank United Corp. and subsidiaries to consolidated interest income and net income represented 98% and 99% of the restated totals for 1998. Separate financial statements of Texas Central Bancshares, Inc. and subsidiaries also included in the 1998 restated consolidated financial statements were audited by other auditors whose report is presented separately herein. We also audited the combination of the accompanying consolidated financial statements for the year ended September 30, 1998, after restatement for the 1999 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 1 of the notes to the consolidated financial statements.

KPMG LLP
Houston, Texas
October 23, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Bank United Corp.:

     We have audited the consolidated statements of operations, stockholders' equity, and cash flows for the year ended September 30, 1998 (none of which are presented herein) of Bank United Corp. and its subsidiaries (collectively known as the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows of the year ended September 30, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Houston, Texas
October 21, 1998

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Texas Central Bancshares, Inc. and Subsidiaries

     We have audited the consolidated balance sheet of Texas Central Bancshares, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended not presented herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Central Bancshares, Inc. and Subsidiaries as of December 31, 1998, the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

PAYNE FALKNER SMITH & JONES, P.C.
Dallas, Texas
February 9, 1999

                               BANK UNITED CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                                          AT SEPTEMBER 30,
                                                     --------------------------
                                         NOTES          2000           1999
                                      -----------    -----------    -----------
ASSETS
Cash and cash equivalents............      1         $   193,996    $   183,260
Securities purchased under agreements
  to resell and federal funds sold...      3             491,062        390,326
Securities and other investments           4
     Held to maturity, at amortized
      cost (fair value of $10.8
      million in 2000 and $11.7
      million in 1999)...............                     11,069         12,106
     Available for sale, at fair
      value..........................                    117,421        131,432
Mortgage-backed securities               5, 10
     Held to maturity, at amortized
      cost (fair value of
      $253.2 million in 2000 and
      $308.8 million in 1999)........                    261,020        315,288
     Available for sale, at fair
      value..........................                    620,252        688,714
Loans                                  6, 9, 13
     Held for investment (allowance
      for credit losses of
      $111.4 million in 2000 and
      $82.7 million in 1999).........                 13,845,013     12,422,238
     Held for sale...................                  1,121,955        693,964
Federal Home Loan Bank stock.........                    351,925        328,886
Mortgage servicing rights............    7, 13           579,880        534,694
Servicing receivables................                    130,392        118,025
Deferred tax asset...................     16             100,646        110,512
Premises and equipment...............                     88,640         88,684
Intangible assets....................                     77,457         83,778
Real estate owned....................                     20,409         17,278
Other assets.........................                    149,086        125,494
                                                     -----------    -----------
TOTAL ASSETS.........................                $18,160,223    $16,244,679
                                                     ===========    ===========
LIABILITIES
Deposits.............................      8         $ 8,714,791    $ 7,508,502
Federal Home Loan Bank advances......  6, 9, 13        6,921,300      6,443,470
Securities sold under agreements to
  repurchase and federal funds
  purchased..........................  5, 10, 13         699,454        516,900
Notes payable........................     11             368,860        368,762
Other liabilities....................                    306,078        308,131
                                                     -----------    -----------
          Total liabilities..........                 17,010,483     15,145,765
                                                     -----------    -----------
MINORITY INTEREST AND REDEEMABLE
  PREFERRED STOCK                         17
Preferred stock issued by
  consolidated subsidiary............                    185,500        185,500
Redeemable preferred stock...........                    100,000        160,000
                                                     -----------    -----------
          Total minority interest and
            redeemable preferred
            stock....................                    285,500        345,500
                                                     -----------    -----------
STOCKHOLDERS' EQUITY                    18, 19
Common stock.........................                        325            325
Paid-in capital......................                    134,882        132,153
Retained earnings....................                    748,301        646,549
Unearned stock compensation..........     14              (2,882)        (4,686)
Accumulated other comprehensive
  income -- net unrealized losses on
  securities available for sale, net
  of tax.............................                    (16,311)       (20,058)
Treasury stock, at cost..............                        (75)          (869)
                                                     -----------    -----------
          Total stockholders'
            equity...................                    864,240        753,414
                                                     -----------    -----------
TOTAL LIABILITIES, MINORITY INTEREST,
  REDEEMABLE PREFERRED STOCK, AND
  STOCKHOLDERS' EQUITY...............                $18,160,223    $16,244,679
                                                     ===========    ===========

          See accompanying Notes to Consolidated Financial Statements.

                               BANK UNITED CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     FOR THE YEAR ENDED SEPTEMBER 30,
                                                 ----------------------------------------
                                       NOTES        2000          1999           1998
                                       ------    ----------    -----------    -----------
INTEREST INCOME
Short-term interest-earning assets...            $   34,468    $   20,842      $ 40,601
Securities and other investments.....                 9,920         7,264         7,751
Mortgage-backed securities...........                63,446        69,665        82,276
Loans................................             1,152,650       894,039       762,494
Federal Home Loan Bank stock.........                26,577        16,176        12,678
                                                 ----------    ----------      --------
          Total interest income......             1,287,061     1,007,986       905,800
                                                 ----------    ----------      --------
INTEREST EXPENSE
Deposits.............................               392,056       296,630       302,925
Federal Home Loan Bank advances......               411,441       303,014       236,265
Securities sold under agreements to
  repurchase and federal funds
  purchased..........................                35,234        32,929        56,286
Notes payable........................                31,688        25,792        19,571
                                                 ----------    ----------      --------
          Total interest expense.....               870,419       658,365       615,047
                                                 ----------    ----------      --------
          Net interest income........               416,642       349,621       290,753
PROVISION FOR CREDIT LOSSES..........    6           40,669        38,368        20,123
                                                 ----------    ----------      --------
          Net interest income after
            provision for credit
            losses...................               375,973       311,253       270,630
                                                 ----------    ----------      --------
NON-INTEREST INCOME
Loan servicing fees, net.............                71,795        54,408        35,975
Deposit fees and charges.............                35,096        23,176        17,888
Net gains
     Single family loans and
       servicing rights..............                12,611        18,909        11,124
     Securities and mortgage-backed
       securities....................                 3,587         1,290         2,761
     Other loans.....................                 7,176         3,299           651
                                                 ----------    ----------      --------
          Net gains..................                23,374        23,498        14,536
Other................................                19,753        18,879        13,254
                                                 ----------    ----------      --------
          Total non-interest
            income...................               150,018       119,961        81,653
                                                 ----------    ----------      --------
NON-INTEREST EXPENSE
Compensation and benefits............    14         139,560       109,944        88,890
Occupancy............................                26,861        22,841        15,945
Data processing......................                28,257        20,574        16,804
Amortization of intangibles..........                 7,339         6,647         5,864
Merger-related and restructuring
  costs..............................    2           --             2,394        --
Other................................                90,500        87,245        64,975
                                                 ----------    ----------      --------
          Total non-interest
            expense..................               292,517       249,645       192,478
                                                 ----------    ----------      --------
          Income before income taxes
            and minority interest....               233,474       181,569       159,805
INCOME TAX EXPENSE...................    16          80,304        53,659        25,862
                                                 ----------    ----------      --------
          Income before minority
            interest.................               153,170       127,910       133,943
MINORITY INTEREST -- subsidiary
  preferred stock dividends..........    17          18,253        18,253        18,253
                                                 ----------    ----------      --------
NET INCOME...........................            $  134,917    $  109,657      $115,690
                                                 ==========    ==========      ========
NET INCOME AVAILABLE TO COMMON
  STOCKHOLDERS.......................            $  125,948    $  107,955      $115,690
                                                 ==========    ==========      ========
EARNINGS PER COMMON SHARE                18
     Basic...........................            $     3.88    $     3.34      $   3.59
     Diluted.........................                  3.80          3.28          3.51

          See accompanying Notes to Consolidated Financial Statements.

                               BANK UNITED CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         COMMON STOCK
                                           -----------------------------------------
                                                 CLASS A               CLASS B                                 UNEARNED
                                           -------------------   -------------------   PAID-IN    RETAINED       STOCK
                                             SHARES     AMOUNT     SHARES     AMOUNT   CAPITAL    EARNINGS   COMPENSATION
                                           ----------   ------   ----------   ------   --------   --------   -------------
       BALANCE AT SEPTEMBER 30, 1997.....  28,936,234    $290     3,241,320   $  32    $131,850   $465,964      $--
           Net income....................      --        --          --        --         --      115,690        --
           Net change in unrealized gains
             (losses), net of tax benefit
             of $4.7 million.............      --        --          --        --         --        --           --
                                           ----------    ----    ----------   -----    --------   --------      -------
               Total comprehensive
                 income..................      --        --          --        --         --      115,690        --
                                           ----------    ----    ----------   -----    --------   --------      -------
           Dividends declared: common
             stock ($0.64 per share).....      --        --          --        --         --      (20,693)       --
           Stock options exercised.......      33,358    --          --        --           216     --           --
           Stock repurchased.............      --        --          --        --         --        --           --
                                           ----------    ----    ----------   -----    --------   --------      -------
       BALANCE AT SEPTEMBER 30, 1998.....  28,969,592     290     3,241,320      32     132,066   560,961        --
           Net income....................      --        --          --        --         --      109,657        --
           Net change in unrealized gains
             (losses), net of tax benefit
             of $11.1 million............      --        --          --        --         --        --           --
                                           ----------    ----    ----------   -----    --------   --------      -------
               Total comprehensive
                 income..................      --        --          --        --         --      109,657        --
                                           ----------    ----    ----------   -----    --------   --------      -------
           Dividend declared:
               Common stock ($0.69 per
                 share)..................      --        --          --        --         --      (22,367)       --
               Redeemable preferred stock
                 ($0.53 per share).......      --        --          --        --         --       (1,702)       --
           Issuance costs -- redeemable
             preferred stock.............      --        --          --        --        (6,479)    --           --
           Conversion of shares..........   3,241,320      32    (3,241,320)    (32)      --        --           --
           Restricted stock issuance, net
             of amortization.............     140,750       1        --        --         5,550     --           (4,686)
           Stock options exercised.......     126,164       2        --        --         1,016     --           --
           Stock repurchased.............      --        --          --        --         --        --           --
                                           ----------    ----    ----------   -----    --------   --------      -------
       BALANCE AT SEPTEMBER 30, 1999.....  32,477,826     325        --        --       132,153   646,549        (4,686)
           Net income....................      --        --          --        --         --      134,917        --
           Net change in unrealized gains
             (losses), net of tax expense
             of $2.2 million.............      --        --          --        --         --        --           --
                                           ----------    ----    ----------   -----    --------   --------      -------
               Total comprehensive
                 income..................      --        --          --        --         --      134,917        --
                                           ----------    ----    ----------   -----    --------   --------      -------
           Dividends declared:
               Common stock ($0.74 per
                 share)..................      --        --          --        --         --      (24,026)       --
               Redeemable preferred stock
                 ($3.66 per share).......      --        --          --        --         --       (8,969)       --
           Stock options exercised.......      66,837    --          --        --         2,729      (170)       --
           Stock repurchased.............      --        --          --        --         --        --           --
           Amortization of unearned stock
             compensation................      --        --          --        --         --        --            1,804
                                           ----------    ----    ----------   -----    --------   --------      -------
       BALANCE AT SEPTEMBER 30, 2000.....  32,544,663    $325        --       $--      $134,882   $748,301      $(2,882)
                                           ==========    ====    ==========   =====    ========   ========      =======

                                             ACCUMULATED
                                               OTHER
                                            COMPREHENSIVE
                                               INCOME--
                                              UNREALIZED        TREASURY STOCK          TOTAL
                                                GAINS       ----------------------   STOCKHOLDERS'
                                               (LOSSES)       SHARES       AMOUNT      EQUITY
                                               ---------    ---------    ---------    ---------
       BALANCE AT SEPTEMBER 30, 1997 .......   $   6,326         --      $    --      $ 604,462
           Net income ......................        --           --           --        115,690
           Net change in unrealized
             (losses), net of tax
             of $4.7 million ...............      (7,780)        --           --         (7,780)
                                               ---------    ---------    ---------    ---------
               Total comprehensive
                 income ....................      (7,780)        --           --        107,910
                                               ---------    ---------    ---------    ---------
           Dividends declared: common
             stock ($0.64 per share) .......        --           --           --        (20,693)
           Stock options exercised .........        --           --           --            216
           Stock repurchased ...............        --        (14,200)        (501)        (501)
                                               ---------    ---------    ---------    ---------
       BALANCE AT SEPTEMBER 30, 1998 .......      (1,454)     (14,200)        (501)     691,394
           Net income ......................        --           --           --        109,657
           Net change in unrealized gains
             (losses), net of tax benefit
             of $11.1 million ..............     (18,604)        --           --        (18,604)
                                               ---------    ---------    ---------    ---------
               Total comprehensive
                 income ....................     (18,604)        --           --         91,053
                                               ---------    ---------    ---------    ---------
           Dividend declared:
               Common stock ($0.69
                 per share) ................        --           --           --        (22,367)
               Redeemable preferred
                 stock ($0.53 per share) ...        --           --           --         (1,702)
           Issuance costs -- redeemable
             preferred stock ...............        --           --           --         (6,479)
           Conversion of shares ............        --           --           --           --
           Restricted stock issuance, met
             of amortization ...............        --           --           --            865
           Stock options exercised .........        --          7,000          246        1,264
           Stock repurchased ...............        --        (21,700)        (614)        (614)
                                               ---------    ---------    ---------    ---------
       BALANCE AT SEPTEMBER 30, 1999 .......     (20,058)     (28,900)        (869)     753,414
           Net income ......................        --           --           --        134,917
           Net change in unrealized gains
             (losses), net of tax expense of
             $2.2 million ..................       3,747         --           --          3,747
                                               ---------    ---------    ---------    ---------
               Total comprehensive
                 income ....................       3,747         --           --        138,664
                                               ---------    ---------    ---------    ---------
           Dividends declared:
               Common stock ($0.74 per
                 share) ....................        --           --           --        (24,026)
               Redeemable preferred stock
                 ($3.66 per share) .........        --           --           --         (8,969)
           Stock options exercised .........        --         48,084        1,389        3,948
           Stock repurchased ...............        --        (22,000)        (595)        (595)
           Amortization of unearned stock
             compensation ..................        --           --           --          1,804
                                               ---------    ---------    ---------    ---------
       BALANCE AT SEPTEMBER 30, 2000 .......   $ (16,311)      (2,816)   $     (75)   $ 864,240
                                               =========    =========    =========    =========

          See accompanying Notes to Consolidated Financial Statements.

                               BANK UNITED CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                FOR THE YEAR ENDED SEPTEMBER 30,
                                            -----------------------------------------
                                               2000           1999           1998
                                            -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..............................    $   134,917    $   109,657    $   115,690
Adjustments to reconcile net income to
  net cash used by operating activities:
     Provision for credit losses........         40,669         38,368         20,123
     (Recovery of) provision for
       mortgage servicing rights
       impairment allowance.............         (4,767)       --               4,767
     Deferred tax expense...............          7,636         15,192         12,149
     Net gains on sales of assets.......        (27,553)       (25,732)       (19,046)
     Depreciation and amortization......        127,067        119,505         86,880
     Federal Home Loan Bank stock
       dividends........................        (26,577)       (16,176)       (12,678)
     Fundings and purchases of loans
       held for sale....................     (3,557,643)    (4,128,607)    (3,768,039)
     Proceeds from the sale of loans
       held for sale....................      2,091,725      2,994,954      1,903,991
     Change in loans held for sale......         48,573        546,876        670,197
     Change in interest receivable......        (28,548)       (18,862)        (4,748)
     Change in other assets.............            247          7,361       (140,952)
     Change in other liabilities........         19,881         69,372         14,112
                                            -----------    -----------    -----------
          Net cash used by operating
            activities..................     (1,174,373)      (288,092)    (1,117,554)
                                            -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase price of acquisitions.....           (493)       (45,000)       (51,850)
     Assets purchased in acquisitions...        --            (184,968)       --
     Net change in securities purchased
       under agreements to resell and
       federal funds sold...............       (100,736)       115,230       (129,033)
     Fundings of loans held for
       investment.......................     (6,829,408)    (5,074,920)    (3,867,558)
     Proceeds from principal repayments
       and maturities of
          Loans held for investment.....      6,566,338      5,117,746      4,162,942
          Securities held to maturity...          6,442         11,749             96
          Securities available for
            sale........................            332          7,879             10
          Mortgage-backed securities
            held to maturity............         57,299        142,589         98,701
          Mortgage-backed securities
            available for sale..........         74,019        225,730        465,195
     Proceeds from the sale of
          Securities available for
            sale........................        366,949        482,006        498,459
          Mortgage-backed securities
            available for sale..........         56,437          6,459         93,131
          Mortgage servicing rights.....         16,663        --             --
          Federal Home Loan Bank
            stock.......................         45,984         14,852         64,325
          Real estate owned acquired
            through foreclosure.........         46,303         46,290         37,031
     Purchases of
          Loans held for investment.....       (335,175)    (2,008,466)    (1,158,270)
          Securities held to maturity...         (5,373)       (12,487)        (9,747)
          Securities available for
            sale........................         (1,811)       (33,279)       (22,471)
          Mortgage-backed securities
            held to maturity............         (3,133)       (10,512)        (5,989)
          Mortgage-backed securities
            available for sale..........        (60,124)      (453,489)       (21,084)
          Mortgage servicing rights.....       (111,216)      (104,533)      (161,570)
          Federal Home Loan Bank
            stock.......................        (42,446)       (84,371)       (88,112)
     Other changes in loans held for
       investment.......................       (277,634)       (97,446)      (234,899)
     Other changes in mortgage servicing
       rights...........................        (43,136)       (39,267)       (31,597)
     Net purchases of premises and
       equipment........................        (16,445)       (34,824)       (26,440)
                                            -----------    -----------    -----------
          Net cash used by investing
            activities..................       (590,364)    (2,013,032)      (388,730)
                                            -----------    -----------    -----------

                                                   (CONTINUED ON FOLLOWING PAGE)

                               BANK UNITED CORP.
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)
                                 (IN THOUSANDS)

                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                        ---------------------------------------
                                           2000          1999          1998
                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits..........   $ 1,206,289   $   381,471   $  (186,863)
     Proceeds from deposits
      purchased......................       --            232,804     1,509,688
     Proceeds from Federal Home Loan
      Bank advances..................     7,104,700     4,815,600     3,130,583
     Repayment of Federal Home Loan
      Bank advances..................    (6,626,870)   (3,155,628)   (2,339,666)
     Net change in securities sold
      under agreements to repurchase
      and federal funds purchased....       182,554      (307,143)     (488,258)
     Proceeds from issuance of notes
      payable........................       --            148,984       --
     Payment of issuance costs of
      notes payable..................       --             (2,152)      --
     Proceeds from issuance of
      redeemable preferred stock.....       --            160,000       --
     Payment of issuance costs of
      redeemable preferred stock.....       --             (4,423)      --
     Redemption of redeemable
      preferred stock................       (60,000)      --            --
     Payment of dividends............       (34,553)      (22,367)      (20,693)
     Stock repurchased...............          (595)         (614)         (501)
     Stock options exercised.........         3,948         1,264           216
                                        -----------   -----------   -----------
          Net cash provided by
            financing activities.....     1,775,473     2,247,796     1,604,506
                                        -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................        10,736       (53,328)       98,222
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR..................       183,260       236,588       138,366
                                        -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR...............................   $   193,996   $   183,260   $   236,588
                                        ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
     Cash paid for interest..........   $   836,773   $   642,408   $   614,657
     Cash paid for income taxes......        43,760        34,754        20,151
NONCASH INVESTING ACTIVITIES
     Real estate owned acquired
      through foreclosure............        49,298        41,123        34,738
     Securitization of loans.........       365,373       476,025       506,110
     Net transfer of loans (to) from
      held for investment (from) to
      held for sale..................      (622,187)   (1,671,006)      671,704
     Transfer of acquisition-related
      securities from held to
      maturity to available for
      sale...........................       --             17,082       --
     Transfer of acquisition-related
      mortgage-backed securities from
      held to maturity to available
      for sale.......................       --              6,827       --

          See accompanying Notes to Consolidated Financial Statements.

                               BANK UNITED CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION

     Bank United Corp. (the "Parent Company") is the indirect holding company for Bank United (the "Bank"), a federal savings bank. The accompanying Consolidated Financial Statements include the accounts of the Parent Company, the Bank, and subsidiaries of both the Parent Company and the Bank (collectively known as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The majority of the Company's assets and operations are derived from the Bank.

     The Company is the largest publicly traded depository institution headquartered in Texas, with $18.2 billion in assets, $8.7 billion in deposits and $864.2 million in stockholders' equity at September 30, 2000. The Company provides consumers and businesses in Texas and selected markets throughout the United States with a broad array of financial services. The Company serves over 343,000 Texas consumers and small businesses through a 157-branch community banking network, has 16 Small Business Administration ("SBA") lending offices in 10 states, is a national middle market commercial bank with 23 regional offices in 16 states, originates wholesale mortgage loans through 11 offices in 11 states, and operates a national mortgage servicing business serving approximately 310,000 customers and an investment portfolio business.

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

ACQUISITIONS

     Prior period Consolidated Financial Statements have been restated, as necessary, to include the accounts of an entity that was acquired using the pooling of interests method of accounting. Entities acquired that were accounted for as purchases are included in the Consolidated Financial Statements beginning on their date of acquisition. Assets and liabilities of institutions accounted for as purchases are adjusted to their fair values as of their dates of acquisition.

SHORT-TERM INTEREST-EARNING ASSETS

     Short-term interest-earning assets are comprised of cash, cash equivalents, securities purchased under agreements to resell ("repurchase agreements"), and federal funds sold. Cash and cash equivalents consist of interest-earning deposits, non-interest-earning deposits in other banks, and short-term investments in commercial paper.

     Federal Reserve Board regulations require average cash reserve balances based on deposit liabilities to be maintained by the Bank at the Federal Reserve Bank. The required reserve balance was $58.5 million for the period including September 30, 2000. The Bank was in compliance with these requirements.

SECURITIES

     Debt and equity securities, including mortgage-backed securities ("MBS"), are classified into one of three categories: held to maturity, available for sale, or trading. Securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost. Under certain circumstances (including the deterioration of the issuer's creditworthiness or a change in tax law, statutory requirements, or regulatory requirements), securities held to maturity may be sold or transferred to another

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

portfolio. Securities that the Company intends to hold for indefinite periods of time are classified as available for sale and are recorded at fair value with any unrealized gains or losses reported net of tax as other comprehensive income in stockholders' equity until realized. Trading account assets are carried at fair value with any realized or unrealized gains and losses recognized in current operations. Trading account assets are generally comprised of assets that are actively and frequently bought and sold with the objective of generating income on short-term changes in price.

     The return or yield earned on MBS depends on the amount of interest collected over the life of the security and the amortization of any purchase premiums or discounts. Premiums and discounts are recognized in income using the level-yield method over the assets' remaining lives (adjusted for anticipated prepayments). The actual yields and maturities of MBS depend on the timing of the payment of the underlying mortgage principal and interest. Accordingly, changes in interest rates and prepayments can have a significant impact on the yields of MBS.

     If the fair value of a security declines for reasons other than temporary market conditions, the carrying value will be written down to current fair value by a charge to operations.

     Net gains or losses on sales of securities are computed on the specific identification method.

INTEREST-ONLY STRIPS

     SBA interest-only strips are created in connection with the Company's pooling of SBA loans and represent the contractual right to receive a portion of the interest on the underlying SBA loans. The interest-only strips are carried at fair value, which is the net present value of the future interest to be collected, using assumptions of prepayments and discount rates that the Company believes market participants would use for similar securities. Interest-only strips are amortized using the level-yield method and are classified as securities and other investments available for sale.

LOANS

     Loans that the Company has the intent and ability to hold for the foreseeable future are classified as held for investment and are carried at unpaid principal balance, adjusted for unamortized purchase premiums or discounts, the allowance for credit losses, and any deferred loan origination fees or costs ("Book Value"). Loans held for sale are carried at the lower of Book Value or fair value. Fair value is determined based on quoted market prices and considers the fair value of the related financial instruments utilized as hedges. Any net unrealized losses on loans held for sale are charged to current operations and a valuation allowance is established.

     Interest income on loans is recognized principally using the level-yield method. Based on management's periodic evaluation or at the time a loan is 90 days past due, the related accrued interest is generally reversed by a charge to operations and the loan is simultaneously placed on nonaccrual. Once a loan is paid current and the borrower demonstrates the ability to repay the loan, the loan is returned to accrual status.

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

IMPAIRED LOANS

     Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," states that a loan is considered "impaired" when it is probable that the creditor will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. Smaller balance homogeneous loans, including single family residential and consumer loans, are

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

excluded from the scope of SFAS No. 114. These loans, however, are considered when determining the adequacy of the allowance for credit losses.

     Impaired loans are identified and measured in conjunction with management's review of nonperforming loans, classified assets, and the allowance for credit losses. Impairment of large non-homogeneous loans is measured one of three ways: discounting estimated future cash flows, the loan's market price, or the fair value of the collateral, if the loan is collateral dependent. If the measurement of the loan is less than the Book Value of the loan, excluding any allowance for credit losses and including accrued interest, then the impairment is recognized by a charge to operations or an allocation of the allowance for credit losses.

ALLOWANCE FOR CREDIT LOSSES

     The allowance for credit losses is maintained at levels management deems adequate to cover probable losses on loans. This allowance covers all loans, including loans deemed to be impaired, loans not impaired, and loans excluded from the impairment test. The adequacy of the allowance is based on management's periodic evaluation of the loan portfolio, which considers such factors as historical loss experience, delinquency status, identification of adverse situations that may affect the ability of obligors to repay, known and inherent risks in the portfolio, assessment of economic conditions, regulatory policies, and the estimated value of the underlying collateral, if any. Losses are charged to the allowance for credit losses when the loss actually occurs or when a determination is made that a loss has been realized. Cash recoveries are credited to the allowance for credit losses.

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

MORTGAGE SERVICING RIGHTS ("MSRS")

     MSRs are periodically evaluated for impairment based on the fair value of these rights. The fair value of MSRs is determined by discounting the estimated future cash flows using a discount rate commensurate with the risks involved and considers the fair value of the related financial instruments utilized as hedges. This method of valuation incorporates assumptions that market participants would use in estimating future servicing income and expense, including assumptions about prepayment, default, and interest rates. For purposes of measuring impairment, the loans underlying the MSRs are stratified by type (conventional fixed-rate, conventional adjustable-rate, and government). Impairment is measured by the amount the book value of the MSRs exceeds the fair value of the MSRs. Impairment, if any, is recognized through a valuation allowance and a charge to current operations. The recovery of any previously established impairment reserve is recognized as income in current operations.

     MSRs, net of valuation allowances, are amortized in proportion to, and over the period of, the estimated net servicing revenue of the underlying mortgages, which are secured primarily by single family properties. Servicing fee revenue represents fees earned for servicing single family loans for investors and related ancillary income, including late charges. Servicing fee revenue is recognized as earned, unless collection is doubtful. The amortization expense is deducted from the related servicing fee revenue in the Consolidated Statements of Operations. The amortization of MSRs is periodically evaluated and adjusted, if necessary, to reflect changes in prepayment rates or other related factors.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

REAL ESTATE OWNED ("REO")

     At the time of foreclosure, REO is recorded at fair value reduced by estimated costs to sell. The resulting loss, if any, is charged to the allowance for credit losses. Declines in a property's fair value subsequent to foreclosure are charged to current operations. Revenues, expenses, gains or losses on sales, and increases or decreases in the allowance for REO losses are charged to operations as incurred and included in non-interest expense in the Consolidated Statements of Operations. The Company's REO is primarily comprised of single family properties held by the Investment Portfolio Segment. The Company's historical average holding period for REO is six months.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company enters into traditional off-balance-sheet financial instruments such as interest rate exchange agreements ("swaps"), interest rate caps, locks, and floors, financial options, and forward delivery contracts in the normal course of business in an effort to reduce its exposure to changes in interest rates. The Company does not utilize instruments such as leveraged derivatives or structured notes. The off-balance-sheet financial instruments utilized by the Company are typically classified as hedges of existing assets, liabilities, or anticipated transactions. To qualify for hedge accounting, the hedged asset or liability must be interest rate sensitive and the off-balance-sheet financial instrument must be designated and be effective as a hedge of the asset, liability, or anticipated transaction. In addition, for hedges of anticipated transactions, significant characteristics and terms of the transaction must be identified, and it must be probable the transaction will occur. The effectiveness of a hedge is evaluated at inception and throughout the hedge period using statistical calculations of correlation.

     Gains or losses on early termination of financial contracts, if any, are deferred and amortized over the remaining terms of the hedged items. Generally, the Company terminates the off-balance-sheet financial

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

instrument when the hedged asset or liability is sold or if the anticipated transaction is not likely to occur. In these instances, the gain or loss on the financial contract is recognized in current operations.

     Off-balance-sheet financial instruments that do not satisfy the criteria for classification as hedges above, including those used for trading activities, are carried at market value. Changes in market value are recognized in non-interest income.

     INTEREST RATE SWAPS, CAPS, LOCKS AND FLOORS, FINANCIAL OPTIONS, AND FORWARD DELIVERY CONTRACTS. The market value of off-balance-sheet instruments that are hedging assets carried at lower of cost or market are included in the overall valuation analysis of the hedged asset to determine if a loss allowance is necessary. Cash paid and received on off-balance-sheet instruments that meet the criteria for hedge accounting are offset against the interest income or expense on the hedged asset or liability. Cash paid or received on off-balance sheet instruments that do not meet hedge accounting criteria is included in trading interest income, which is included in interest income on short-term interest-earning assets. Fees paid to enter cap and floor contracts are capitalized and amortized over the lives of the contracts. Costs related to financial option and interest rate lock contracts are capitalized and offset against the related gain or loss upon the sale of the hedged items. Fees paid to cancel commitments to deliver loans are charged against the gain or loss on single family loans.

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

RECENT ACCOUNTING STANDARDS

     SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," but carries over most of SFAS 125's provisions without change. SFAS No. 140 elaborates on the qualifications necessary for a special-purpose entity, clarifies sales accounting criteria in certain circumstances, refines accounting for collateral, and adds disclosures for collateral, securitizations, and retained interests in securitized assets. This statement should be applied prospectively and is effective for transactions occurring after March 31, 2001. Disclosure requirements of this statement and any changes in accounting for collateral are effective for fiscal years ending after December 15, 2000 or fiscal 2001 for the Company. The Company is evaluating the impact, if any, this statement may have on its future Consolidated Financial Statements.

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective October 1, 2000. See Note 24.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  ACQUISITIONS

     In August 1999, the Company acquired and merged with Texas Central Bancshares, Inc. ("Texas Central"), a commercial bank operating three branches in the Dallas area with assets of $113.1 million and deposits of $92.9 million at acquisition. The acquisition was accounted for as a pooling of interests. Accordingly, financial information for all periods reported prior to the date of acquisition were restated to present the combined financial information as if the acquisition had been in effect for all periods presented. Under the terms of the merger agreement, holders of Texas Central common stock received 2.0266 shares of the Company's common stock for each share of Texas Central common stock. The Company issued 709,980 shares of common stock to complete the Texas Central acquisition. The operations of Texas Central Bank, the principal subsidiary of Texas Central, were merged into the operations of the Bank. In connection with the Texas Central acquisition, the Company recorded merger-related and restructuring costs of $2.4 million. At September 30, 1999, the unpaid liability relating to the Texas Central acquisition was $320,000 a majority of which was paid by September 30, 2000.

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

3.  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND FEDERAL FUNDS SOLD

                                            FOR THE YEAR ENDED SEPTEMBER 30,
                                         --------------------------------------
                                            2000          1999          1998
                                         ----------    ----------    ----------
                                                 (DOLLARS IN THOUSANDS)
REPURCHASE AGREEMENTS
     Balance outstanding at
       period-end ....................   $  341,048    $  305,312    $  414,483
     Fair value of collateral at
       period-end ....................      349,104       307,772       423,772
     Maximum outstanding at any
       month-end .....................      341,048       418,868       819,604
     Daily average balance ...........      273,138       286,695       446,913
     Average interest rate for the
       period ........................         7.18%         6.04%         6.14%

FEDERAL FUNDS SOLD
     Balance outstanding at
       period-end ....................   $1,150,014    $   85,014    $   80,799
     Maximum outstanding at any
       month-end .....................      260,014       148,979       212,165
     Daily average balance ...........       93,278        90,177        65,889
     Average interest rate for the
       period ........................         5.76%         4.87%         5.46%


     The repurchase agreements outstanding at September 30, 2000, were secured by single family, multi-family, and commercial real estate loans, and MBS, pledged by others. These loans and MBS were held by the counterparty in safekeeping for the account of the Company or by a third-party custodian for the benefit of the Company. The repurchase agreements and federal funds sold outstanding at September 30, 2000, matured during October 2000. The repurchase agreements provide for the same loans and MBS to be resold at maturity. At September 30, 2000, the Company did not have repurchase and federal funds sold agreements at risk with any individual counterparty that exceeded 10% of stockholders' equity.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  SECURITIES AND OTHER INVESTMENTS

                                                               AT SEPTEMBER 30,
                                         -------------------------------------------------------------
                                                        GROSS         GROSS
                                         AMORTIZED    UNREALIZED    UNREALIZED      FAIR      CARRYING
                                           COST         GAINS         LOSSES       VALUE       VALUE
                                         ---------    ----------    ----------    --------    --------
                                                                (IN THOUSANDS)
2000
HELD TO MATURITY
     U.S. government and agency......    $  5,773       $--           $   86      $  5,687
     State and local government
       agency........................       5,296       --               199         5,097
                                         --------       -----         ------      --------
                                           11,069       $--           $  285        10,784    $ 11,069
                                         --------       =====         ======      --------    ========
AVAILABLE FOR SALE
     SBA interest-only strips........      85,067       $--           $4,170        80,897
     U.S. government and agency......      35,384           4            862        34,526
     Corporate securities............       2,041       --                43         1,998
                                         --------       -----         ------      --------
                                          122,492       $   4         $5,075       117,421    $117,421
                                         --------       =====         ======      --------    ========
          Total......................    $133,561                                 $128,205
                                         ========                                 ========
1999
HELD TO MATURITY
     U.S. government and agency......    $  6,148       $--           $  111      $  6,037
     State and local government
       agency........................       5,958       --               259         5,699
                                         --------       -----         ------      --------
                                           12,106       $--           $  370        11,736    $ 12,106
                                         --------       =====         ======      --------    ========
AVAILABLE FOR SALE
     SBA interest-only strips........      93,665       $--           $5,466        88,199
     U.S. government and agency......      42,347          64          1,091        41,320
     Corporate securities............       1,949       --                36         1,913
                                         --------       -----         ------      --------
                                          137,961       $  64         $6,593       131,432    $131,432
                                                        =====         ======      --------    ========
                                         --------
          Total......................    $150,067                                 $143,168
                                         ========                                 ========

     Securities outstanding at September 30, 2000, were scheduled to mature as follows:

                                     HELD TO MATURITY                       AVAILABLE FOR SALE
                           ------------------------------------    -------------------------------------
                                                    PERIOD-END                               PERIOD-END
                                                     WEIGHTED-                                WEIGHTED-
                           AMORTIZED      FAIR        AVERAGE      AMORTIZED       FAIR        AVERAGE
                              COST        VALUE        YIELD          COST        VALUE         YIELD
                           ----------    -------    -----------    ----------    --------    -----------
                                                          (IN THOUSANDS)
Due in one year or
  less..................    $ 2,495      $ 2,481       6.27%        $  1,486     $  1,452        5.91%
Due in one to five
  years.................      8,574        8,303       5.04            2,550        2,549        5.90
Due after five years
  through ten years.....      --           --         --              30,423       29,553        6.17
Due after ten years.....      --           --         --              88,033       83,867       10.18
                            -------      -------       ----         --------     --------       -----
                            $11,069      $10,784       5.32%        $122,492     $117,421        9.03%
                            =======      =======       ====         ========     ========       =====

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  MORTGAGE-BACKED SECURITIES

     The MBS portfolio includes securities issued by U.S. government corporations and agencies ("agency securities"), privately issued and credit-enhanced MBS ("non-agency securities"), and collateralized mortgage obligations ("CMOs").

                                                               AT SEPTEMBER 30,
                                        ---------------------------------------------------------------
                                                        GROSS        GROSS
                                        AMORTIZED     UNREALIZED   UNREALIZED      FAIR        CARRYING
                                           COST         GAINS        LOSSES       VALUE         VALUE
                                        ----------    ----------   ----------    --------      --------
                                                                (IN THOUSANDS)
2000
HELD TO MATURITY
     Agency
       Fixed-rate....................   $   16,221      $    3      $     72     $ 16,152
       Adjustable-rate...............        1,681       --               25        1,656
     Non-agency
       Adjustable-rate...............      196,543         681         7,227      189,997
       CMOs -- fixed-rate............       46,575       --            1,143       45,432
                                        ----------      ------      --------     --------
          Held to maturity...........      261,020      $  684      $  8,467      253,237      $261,020
                                        ----------      ======      ========     --------      ========
AVAILABLE FOR SALE
     Agency
       Fixed-rate....................       62,409      $    6      $  2,064       60,351
       Adjustable-rate...............        6,204         105            10        6,299
       CMOs -- fixed-rate............       14,402       --              391       14,011
       CMOs -- adjustable-rate.......      121,077         783           169      121,691
     Non-agency
       Fixed-rate....................      284,876       --           15,686      269,190
       Adjustable-rate...............       34,036          23           436       33,623
       CMOs -- fixed-rate............       50,813       2,364         2,945       50,232
       CMOs -- adjustable-rate.......       64,865          69           210       64,724
     Other...........................          131       --           --              131
                                        ----------      ------      --------     --------
          Available for sale.........      638,813      $3,350      $ 21,911      620,252      $620,252
                                        ----------      ======      ========     --------      ========
          Total mortgage-backed
            securities...............   $  899,833                               $873,489
                                        ==========                               ========
1999
HELD TO MATURITY
     Agency
       Fixed-rate....................   $   13,387      $--         $     38     $ 13,349
       Adjustable-rate...............        2,159       --               45        2,114
     Non-agency
       Adjustable-rate...............      248,497       1,010         7,313      242,194
       CMOs -- fixed-rate............       51,245       --              141       51,104
                                        ----------      ------      --------     --------
          Held to maturity...........      315,288      $1,010      $  7,537      308,761      $315,288
                                        ----------      ======      ========     --------      ========
AVAILABLE FOR SALE
     Agency
       Fixed-rate....................       67,259      $  106      $  1,994       65,371
       Adjustable-rate...............       28,230         420            25       28,625
       CMOs -- fixed-rate............       19,534           3           421       19,116
       CMOs -- adjustable-rate.......      163,239       1,255           226      164,268
     Non-agency
       Fixed-rate....................      284,878       --           17,631      267,247
       Adjustable-rate...............       53,331          35           556       52,810
       CMOs -- fixed-rate............       59,629       2,082         3,657       58,054
       CMOs -- adjustable-rate.......       34,647       --            1,669       32,978
     Other...........................          245       --           --              245
                                        ----------      ------      --------     --------
          Available for sale.........      710,992      $3,901      $ 26,179      688,714      $688,714
                                        ----------      ======      ========     --------      ========
          Total mortgage-backed
            securities...............   $1,026,280                               $997,475
                                        ==========                               ========

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At September 30, 2000, MBS with carrying values totaling $435.0 million and fair values totaling $419.3 million were used to secure securities sold under agreements to repurchase ("reverse repurchase agreements").

6.  LOANS

     Loans are presented net of deferred loan fees, premiums, and discounts. At September 30, 2000 and 1999, these amounts net to a premium of $17.1 million and $6.9 million.

                                              AT SEPTEMBER 30,
                                         --------------------------
                                            2000           1999
                                         -----------    -----------
                                               (IN THOUSANDS)
HELD FOR INVESTMENT
     Single family...................    $ 6,148,254    $ 6,470,636
     Commercial......................      6,905,057      5,368,565
     Consumer........................        903,122        665,742
                                         -----------    -----------
                                          13,956,433     12,504,943
     Allowance for credit losses.....       (111,420)       (82,705)
                                         -----------    -----------
                                          13,845,013     12,422,238
                                         -----------    -----------
HELD FOR SALE
     Single family...................        947,629        592,583
     Commercial......................        174,326        101,381
                                         -----------    -----------
                                           1,121,955        693,964
                                         -----------    -----------
          Total loans................    $14,966,968    $13,116,202
                                         ===========    ===========

     The following table sets forth the geographic distribution of loans by state at September 30, 2000.

                                                                                 TOTAL       NON-REAL
                                         SINGLE                               REAL ESTATE     ESTATE                    % OF
                STATE                    FAMILY      COMMERCIAL    CONSUMER      LOANS        LOANS         TOTAL      TOTAL
                -----                  ----------   ------------   --------   -----------   ----------   -----------   ------
                                                                       (DOLLARS IN THOUSANDS)
California...........................  $2,800,496    $  926,185    $23,562    $3,750,243    $   17,913   $ 3,768,156    25.00%
Texas................................     772,804     1,572,338    697,450     3,042,592       357,619     3,400,211    22.55
Arizona..............................     482,960       329,289     54,588       866,837         2,204       869,041     5.76
Florida..............................     306,436       402,828      5,778       715,042        16,709       731,751     4.85
Other................................   2,704,220     1,893,151     34,937     4,632,308     1,676,921     6,309,229    41.84
                                       ----------    ----------    --------   -----------   ----------   -----------   ------
  Total..............................  $7,066,916    $5,123,791    $816,315   $13,007,022   $2,071,366   $15,078,388   100.00%
                                       ==========    ==========    ========   ===========   ==========   ===========   ======

     Loans held for investment at September 30, 2000, mature in the years ended September 30 as follows:

                                            2001         2002-2005       THEREAFTER         TOTAL
                                         ----------      ----------      ----------      -----------
                                                               (IN THOUSANDS)
TYPE OF LOAN
Single family........................    $  103,161      $  499,616      $5,545,477      $ 6,148,254
Commercial...........................     3,988,309       1,532,809       1,383,939        6,905,057
Consumer.............................        55,136         210,111         637,875          903,122
                                         ----------      ----------      ----------      -----------
     Total...........................    $4,146,606      $2,242,536      $7,567,291      $13,956,433
                                         ==========      ==========      ==========      ===========
TYPE OF INTEREST
Adjustable...........................    $3,977,964      $1,533,927      $4,376,787      $ 9,888,678
Fixed................................       168,642         708,609       3,190,504        4,067,755
                                         ----------      ----------      ----------      -----------
     Total...........................    $4,146,606      $2,242,536      $7,567,291      $13,956,433
                                         ==========      ==========      ==========      ===========

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At September 30, 2000, the performing single family and multi-family loans were pledged, under a blanket lien, as collateral securing advances from the Federal Home Loan Bank ("FHLB").

     The activity in the allowance for credit losses was as follows:

                                          FOR THE YEAR ENDED SEPTEMBER 30,
                                         -----------------------------------
                                           2000         1999          1998
                                         --------      -------      --------
                                                   (IN THOUSANDS)
Beginning balance....................    $ 82,705      $47,503      $ 39,723
     Provision.......................      40,669       38,368        20,123
     Acquisitions....................       --           2,594         --
     Charge-offs.....................     (12,650)      (6,733)      (13,044)
     Recoveries......................         696          973           701
                                         --------      -------      --------
Ending balance.......................    $111,420      $82,705      $ 47,503
                                         ========      =======      ========

     Nonaccrual loans, net of related premiums and discounts, totaled
$97.5 million and $89.6 million at September 30, 2000 and 1999. If the nonaccrual loans as of September 30, 2000, had been performing in accordance with their original terms throughout fiscal 2000, interest income recognized on these loans would have been $9.7 million. The actual interest income recognized on these loans for fiscal 2000 was $3.2 million.

     The following table summarizes the recorded investments in impaired loans, related allowances and income recognition information as required by SFAS No. 114:

                                             AT OR FOR THE YEAR ENDED
                                                  SEPTEMBER 30,
                                         --------------------------------
                                          2000         1999         1998
                                         -------      -------      ------
                                                  (IN THOUSANDS)
Impaired loans with allowance........    $29,493      $44,406      $3,053
Impaired loans with no allowance.....      --           --            590
                                         -------      -------      ------
Total impaired loans.................    $29,493      $44,406      $3,643
                                         =======      =======      ======
Average impaired loans...............    $25,130      $13,630      $3,707
Allowance for impaired loans.........     14,101        6,626         507

     At September 30, 2000, there were four impaired loans, three of which became impaired during fiscal 2000. In addition to the total impaired loan balance of $29.5 million at September 30, 2000, the Company was committed to lend an additional $1.2 million to one of these borrowers. At September 30, 1999, there were six impaired loans, of which four were brought current and one was foreclosed upon during fiscal 2000. The impaired loans outstanding at September 30, 1998 were paid in full during fiscal 1999. The Company believes it is adequately secured and reserved on each of the impaired loans at September 30, 2000. Interest income of $2.1 million, $2.9 million, and $320,000 was recognized on impaired loans during fiscal 2000, 1999, and 1998, of which $2.1 million, $2.9 million, and $317,000 was collected in cash.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  MORTGAGE SERVICING RIGHTS

     The activity in the Company's MSRs was as follows:

                                               FOR THE YEAR ENDED SEPTEMBER 30,
                                         ---------------------------------------------
                                            2000             1999             1998
                                         -----------      -----------      -----------
                                                        (IN THOUSANDS)
Balance at beginning of period.......    $   534,694      $   410,868      $   272,214
     Additions.......................        128,172          201,442          199,513
     Amortization....................        (77,464)         (67,342)         (54,679)
     Deferred hedging losses
       (gains).......................          2,213          (28,169)          (8,828)
     Sales...........................        (15,080)         --               --
     Cost of hedges..................          2,578           17,895            7,415
     Recovery of (provision for)
       impairment....................          4,767          --                (4,767)
                                         -----------      -----------      -----------
Balance at end of period.............    $   579,880      $   534,694      $   410,868
                                         ===========      ===========      ===========
Loan servicing portfolio.............    $31,791,445      $30,892,993      $27,935,300
Loans serviced for others............     26,760,882       26,058,482       23,491,960
Advances from borrowers for taxes and
  insurance..........................        304,635          276,247          270,135
Principal and interest due
  investors..........................        150,006          115,225          207,626

     At September 30, 2000, $1.4 billion of servicing rights purchased had not yet been transferred to the Company. These servicing rights were subserviced until transferred to the Company during the first quarter of fiscal 2001.

8.  DEPOSITS

                                                             AT SEPTEMBER 30,
                                           ----------------------------------------------------
                                                    2000                         1999
                                           -----------------------      -----------------------
                                                         WEIGHTED-                    WEIGHTED-
                                                          AVERAGE                      AVERAGE
                                             AMOUNT        RATE           AMOUNT        RATE
                                           ----------    ---------      ----------    ---------
                                                          (DOLLARS IN THOUSANDS)
NON-INTEREST BEARING DEPOSITS........      $1,330,325      --  %        $1,072,936      --  %
                                           ----------      ----         ----------      ----
INTEREST-BEARING DEPOSITS
     Checking accounts...............         252,660      0.95            240,125      0.80
     Money market accounts...........       3,253,390      5.91          2,199,350      4.78
     Savings accounts................         133,606      1.40            135,538      1.69
     Certificates of deposit.........       3,744,810      5.95          3,860,553      5.24
                                           ----------      ----         ----------      ----
          Total interest-bearing
            deposits.................       7,384,466      5.68          6,435,566      4.84
                                           ----------      ----         ----------      ----
          Total deposits.............      $8,714,791      4.81%        $7,508,502      4.15%
                                           ==========      ====         ==========      ====

     Certificates of deposit ("CDs") outstanding at September 30, 2000, were scheduled to mature in the years ended September 30 as follows:

                                                   (IN THOUSANDS)
                                                   ---------------
               2001............................      $2,675,708
               2002............................         859,373
               2003............................          70,425
               2004............................          78,039
               2005 and thereafter.............          61,265
                                                     ----------
                                                     $3,744,810
                                                     ==========

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Scheduled maturities of CDs $100,000 or more outstanding at September 30, 2000, were as follows:

                                         NUMBER OF    DEPOSIT
                                         ACCOUNTS      AMOUNT
                                         ---------    --------
                                              (DOLLARS IN
                                              THOUSANDS)
Three months or less.................      1,549      $186,760
Over three to six months.............        537        58,933
Over six to twelve months............      2,783       302,360
Over twelve months...................      1,861       200,688
                                           -----      --------
          Total......................      6,730      $748,741
                                           =====      ========

9.  FEDERAL HOME LOAN BANK ADVANCES

                                          FOR THE YEAR ENDED SEPTEMBER 30,
                                     ------------------------------------------
                                        2000            1999            1998
                                     ----------      ----------      ----------
                                               (DOLLARS IN THOUSANDS)
Balance outstanding at period-end..  $6,921,300      $6,443,470      $4,783,498
Average interest rate at
  period-end.......................        6.51%           5.36%           5.54%
Maximum outstanding at any
  month-end........................  $7,221,300      $6,468,830      $4,783,498
Daily average balance..............   6,748,092       5,820,296       4,090,581
Average interest rate for the
  period...........................        6.10%           5.21%           5.78%

     Scheduled maturities for FHLB advances outstanding at September 30, 2000, were as follows:

                                                       WEIGHTED-
                                                        AVERAGE
                                           AMOUNT        RATE
                                         ----------    ---------
                                         (DOLLARS IN THOUSANDS)
2001.................................    $3,419,400      6.37%
2002.................................     3,436,400      6.65
2003.................................        --          --
2004.................................        65,500      6.57
2005 and thereafter..................        --          --
                                         ----------      ----
          Total......................    $6,921,300      6.51%
                                         ==========      ====

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND FEDERAL FUNDS PURCHASED

                                          FOR THE YEAR ENDED SEPTEMBER 30,
                                     ------------------------------------------
                                       2000            1999             1998
                                     --------       ----------       ----------
                                               (DOLLARS IN THOUSANDS)
REVERSE REPURCHASE AGREEMENTS
     Balance outstanding at
       period-end.................   $399,454       $  291,900       $  599,043
     Average interest rate at
       period-end.................       6.65%            5.50%            5.62%
     Maximum outstanding at any
       month-end..................   $412,827       $  578,406       $1,225,624
     Daily average balance........    338,073          416,333          890,998
     Average interest rate for the
       period.....................       5.47%            5.05%            5.78%
FEDERAL FUNDS PURCHASED
     Balance outstanding at
       period-end.................   $300,000       $  225,000       $  225,000
     Average interest rate at
       period-end.................       6.67%            5.51%            5.44%
     Maximum outstanding at any
       month-end..................   $320,000       $  320,000       $  225,000
     Daily average balance........    263,386          228,578           84,781
     Average interest rate for the
       period.....................       6.36%            5.27%            5.66%

     Reverse repurchase agreements and federal funds purchased outstanding at September 30, 2000, matured during October 2000 and November 2000. The counterparties to all reverse repurchase agreements at September 30, 2000 have agreed to resell the same securities upon maturity of such agreements. The securities securing the reverse repurchase agreements have been delivered to the counterparty or its agent. At September 30, 2000, the Company did not have any reverse repurchase or federal funds purchased agreements at risk with any individual counterparty that exceeded 10% of stockholders' equity.

11.  NOTES PAYABLE

     In January 1999, the Bank established a $500 million medium-term note program. The program provides for the issuance of notes on a continuous basis by the Bank. In March 1999, the Bank issued $150 million, par value, of subordinated medium-term notes due in full in March 2009, with a stated rate of 8% and an effective rate of 8.1%. Net proceeds from the issuance of these notes were used for general business purposes. At September 30, 2000, the outstanding balance of the medium-term notes, net of related discounts, was $149.1 million. The medium-term notes are unsecured general obligations of the Bank. In a liquidation, holders of the medium-term notes could receive, if anything, significantly less than holders of deposit liabilities of the Bank.

     The Company has $220 million of fixed-rate subordinated notes due in full in May 2007, with a stated rate of 8.875% and an effective rate of 8.896%. At September 30, 2000, the outstanding balance of the subordinated notes, net of related discounts, was $219.8 million. The subordinated notes are subordinate to all liabilities of the Company's subsidiaries, including preferred stock and deposit liabilities.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. The fair value estimates presented are based on relevant information available to management as of September 30, 2000 and 1999. Management is not aware of any factors that would significantly affect these estimated fair value amounts. Since the reporting requirements exclude certain financial instruments and all non-financial instruments, the aggregate fair value amounts presented do not represent management's estimate of the underlying value of the Company. The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate:

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

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                            SFAS NO. 107 FAIR VALUES

                                                            AT SEPTEMBER 30,
                                         -------------------------------------------------------
                                                    2000                         1999
                                         --------------------------    -------------------------
                                          CARRYING       SFAS NO.       CARRYING       SFAS NO.
                                            VALUE        107 VALUE        VALUE       107 VALUE
                                         -----------    -----------    -----------    ----------
                                                             (IN THOUSANDS)
FINANCIAL ASSETS
     Short-term interest-earning
       assets........................    $   685,058    $   685,058    $   573,586    $  573,586
     Securities and other
       investments...................        128,490        128,205        143,538       143,168
     Mortgage-backed securities......        881,272        873,489      1,004,002       997,475
     Loans...........................     14,966,968     14,974,113     13,116,202    13,160,017
     FHLB stock......................        351,925        351,925        328,886       328,886
     Other assets....................        271,530        271,530        235,765       235,765
NON-FINANCIAL ASSETS
     Mortgage servicing rights.......        579,880        608,373        534,694       592,923
     Other...........................        295,100        N/A            308,006       N/A
                                         -----------    ===========    -----------    ==========
          Total assets...............    $18,160,223                   $16,244,679
                                         ===========                   ===========
FINANCIAL LIABILITIES
     Deposits........................    $ 8,714,791    $ 8,718,422    $ 7,508,502    $7,503,864
     FHLB advances...................      6,921,300      6,917,943      6,443,470     6,429,694
     Reverse repurchase agreements
       and federal funds purchased...        699,454        699,462        516,900       516,973
     Notes payable...................        368,860        357,778        368,762       373,261
     Other liabilities...............        299,384        299,384        301,138       301,138
NON-FINANCIAL LIABILITIES
  AND STOCKHOLDERS' EQUITY...........      1,156,434        N/A          1,105,907       N/A
                                         -----------    ===========    -----------    ==========
          Total liabilities and
            stockholders' equity.....    $18,160,223                   $16,244,679
                                         ===========                   ===========
FAIR VALUES OF OTHER FINANCIAL
  INSTRUMENTS WITH OFF-BALANCE-SHEET
  RISK
       Interest rate swaps...........                   $       (57)                  $    4,189
       Interest rate floors..........                        10,461                        6,154
       Financial options.............                       --                                75
       Forward delivery contracts....                        (2,704)                      (1,624)
       Commitments to extend
          credit.....................                        (1,160)                       1,097

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

     The Company is exposed to a limited amount of credit related losses in the event of non-performance of the counterparties to the off-balance-sheet agreements. The Company seeks to manage credit risk by limiting the total amount of arrangements outstanding, both by counterparty and in the aggregate, by monitoring the size and maturity structure of the financial instruments, by assessing the creditworthiness of the counterparty, and by applying uniform credit standards for all activities with credit risk.

     Notional principal amounts indicated in the following table do not represent the Company's exposure to credit loss. Notional amounts represent the extent of the Company's involvement in particular classes of financial instruments and generally exceed the expected future cash requirements relating to the instruments. Financial instruments with off-balance-sheet risk outstanding at September 30, 2000, were scheduled to mature as follows:

                                           MATURING IN THE YEAR ENDING SEPTEMBER 30,          AT SEPTEMBER 30,
                                       -------------------------------------------------   -----------------------
                                          2001         2002         2003      THEREAFTER      2000         1999
                                       ----------   ----------   ----------   ----------   ----------   ----------
                                                                     (IN THOUSANDS)
Interest rate swaps..................  $  486,000   $   80,000   $   40,000    $ 95,500    $  701,500   $  662,000
Interest rate caps...................      --           --           --          --            --          243,000
Interest rate floors.................     156,506      606,700    2,119,311     350,532     3,233,049    3,162,036
Financial options....................      --           --           --          --            --           20,000
Forward delivery contracts...........     413,100       --           --          --           413,100      361,243
Commitments to extend credit.........   2,370,258      714,601      462,394     368,884     3,916,137    2,850,961
Commitments to purchase loans........      14,664       --           --          --            14,664       59,605
                                       ----------   ----------   ----------    --------    ----------   ----------
          Total......................  $3,440,528   $1,401,301   $2,621,705    $814,916    $8,278,450   $7,358,845
                                       ==========   ==========   ==========    ========    ==========   ==========

     INTEREST RATE SWAPS. During fiscal 2000, the Company entered into $480 million of interest rate swap agreements and $440.5 million matured. During fiscal 1999, the Company entered into $351 million in interest rate swap agreements and $166 million matured. The Company entered into these contracts in an effort to match the repricing of its liabilities with its assets and to change the term of some of its assets with short-term rates into long-term.

                                                     AVERAGE    AVERAGE
                                         NOTIONAL     FIXED    FLOATING                      HEDGED
                                          AMOUNT      RATE      RATE(1)                       ITEM
                                         --------    -------   ---------    ----------------------------------------
                                                                   (DOLLARS IN THOUSANDS)
AT SEPTEMBER 30, 2000
Receive Floating/Pay Fixed...........    $ 35,500     6.62%      6.69%                   FHLB advances
                                          186,000     4.61       6.62            Reverse repurchase agreements
Receive Fixed/Pay Floating...........     300,000     6.82       6.62            Mortgage banker finance loans

  (1) Based on one or three month LIBOR.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following swaps were entered into during fiscal 2000 and were accounted for as trading assets. Although these swaps were entered into with the intent of reducing interest rate risk on certain commercial deposits, they did not meet the criteria required to receive hedge accounting treatment.

                                                     AVERAGE     AVERAGE
                                         NOTIONAL     FIXED     FLOATING
                                          AMOUNT      RATE       RATE(1)
                                         --------    -------    ---------
                                              (DOLLARS IN THOUSANDS)
Receive Floating/Pay Fixed...........    $90,000      7.07%       6.50%
Receive Fixed/Pay Floating...........     90,000      7.23        6.62

                                                     AVERAGE    AVERAGE
                                         NOTIONAL     FIXED    FLOATING                      HEDGED
                                          AMOUNT      RATE      RATE(1)                       ITEM
                                         --------    -------   ---------    ----------------------------------------
                                                                   (DOLLARS IN THOUSANDS)
AT SEPTEMBER 30, 1999
Receive Floating/Pay Fixed...........    $476,000     5.43%      5.35%                   FHLB advances
                                          186,000     4.61       5.38            Reverse repurchase agreements

(1) Based on one or three month LIBOR.

     INTEREST RATE CAPS AND FLOORS. Amortizing interest rate caps and floors, together known as a "collar", were entered into in an effort to hedge certain adjustable-rate single family loans that are subject to certain limitations related to the amount that their interest rate can change at each reset date. These amortizing caps and floors expired during fiscal 2000.

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

(1) Based on six month LIBOR.

     INTEREST RATE FLOORS. Floor contracts were entered into in an effort to hedge MSRs against declines in value resulting from increased prepayments caused by changes in market interest rates.

                                                        AVERAGE          AVERAGE
                                          NOTIONAL       INDEX            FLOOR
                                           AMOUNT       RATE(1)           RATE              HEDGED ITEM
                                         ----------    ---------         -------         ------------------
                                                               (DOLLARS IN THOUSANDS)
AT SEPTEMBER 30, 2000................    $3,233,049      6.73%            5.66%                 MSRs
AT SEPTEMBER 30, 1999................     3,162,036      6.51             5.39                  MSRs

(1) Based on five or ten year Constant Maturity Treasury index or seven, ten, or fifteen year Constant Maturity Swap index.

     Costs to enter floor agreements are included as a component of MSRs on the Consolidated Statements of Financial Condition and were amortized into current operations over the lives of the floor agreements. Interest received on floor agreements and gains and losses on sales of floor agreements are deferred and amortized into current operations over the lives of the MSRs being hedged. During fiscal 2000 and 1999, the Company reset portions of its hedge position by selling $529 million and $2.3 billion of its interest rate floor agreements and then purchasing new agreements with different terms and maturities. The sales resulted in a deferred loss of $2.4 million during fiscal 2000 and a deferred gain of $24.2 million during fiscal 1999. Floors totaling $830 million and $2.4 billion were purchased during fiscal 2000 and 1999. During fiscal 2000 and 1999,

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

expirations totaled $230 million and $270 million. Interest received on interest rate floor agreements was $151,000 and $4 million for fiscal 2000 and 1999. The unamortized gain, including interest received, was $43.2 million at September 30, 2000 and $45.4 million at September 30, 1999. The unamortized costs to enter the floor agreements were $16.7 million and $21.1 million at September 30, 2000 and 1999.

     INTEREST RATE LOCKS. Interest rate locks were entered into in an effort to manage the risk that a change in interest rates would decrease the value of certain commercial loans available for sale prior to their disposition. During fiscal 1999, $24.5 million in interest rate locks were closed as the loans being hedged were sold. The loss on the sale of the loans totaling $876,000 was partially offset by the $682,000 of income on this hedge. There was no interest rate lock activity during fiscal 2000.

     FINANCIAL OPTIONS. Treasury options were entered into in an effort to manage the risk that a change in interest rates would decrease the value of single family loans held for sale or commitments to originate mortgage loans ("mortgage pipeline"). During fiscal 2000, $113.5 million in options were purchased, $65 million were sold, and $68.5 million expired. During fiscal 1999, $340 million of options were purchased and $320 million were sold.

     FORWARD DELIVERY CONTRACTS. Forward delivery contracts were entered into to sell single family loans and to manage the risk that a change in interest rates would decrease the value of the mortgage pipeline.

                                              AT SEPTEMBER 30,
                                         ---------------------------
                                            2000             1999
                                         ----------       ----------
                                               (IN THOUSANDS)
FORWARD DELIVERY CONTRACTS...........    $  413,100       $  361,243
                                         ==========       ==========
LOANS AVAILABLE TO FILL COMMITMENTS
Single family........................    $  875,921       $  574,675
Mortgage pipeline (estimated)........       340,672          166,599
                                         ----------       ----------
          Total......................    $1,216,593       $  741,274
                                         ==========       ==========

     Net losses related to forward delivery contracts totaling $47,000 during fiscal 2000 and net gains totaling $8.3 million during fiscal 1999 were included in gains on sales of single family loans.

     COMMITMENTS TO EXTEND CREDIT. The Company's exposure to credit loss for commitments to extend credit is represented by the contractual amount of these agreements. The Company uses the same credit policies in making funding commitments as it does for on-balance-sheet instruments. These commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee to the Company. Because commitments may expire without being drawn upon, the total contract amounts do not necessarily represent future cash requirements. Commitments to extend credit outstanding at September 30, 2000 and 1999 were $3.9 billion and $2.9 billion. Included in these commitments are $1.8 billion and $1.5 billion representing the undisbursed portion of loans in process and letters of credit totaling $65.7 million and $68.4 million as of September 30, 2000 and 1999.

     COMMITMENTS TO PURCHASE LOANS. The Company's outstanding commitments to purchase loans at September 30, 2000 and 1999, were $14.7 million and $59.6 million.

     RECOURSE OBLIGATIONS. Over time, the Company sells loans for which certain recourse obligations apply. At September 30, 2000 and 1999, the amount subject to these recourse provisions totaled $58.0 million and $64.2 million. Management believes that it has adequately provided reserves for its recourse obligations related to these loan sales.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14.  EMPLOYEE BENEFITS

SAVINGS PLANS

     The Company has an employee tax-deferred savings plan available to all eligible employees, which qualifies as a 401(k) plan. Prior to January 1, 2000, the Company contributed fifty cents for every dollar contributed up to 2% of the participant's earnings and dollar for dollar for contributions between 2% and 4% of the participant's earnings. Effective January 1, 2000, the Company began matching contributions 100% up to 4% of the participant's earnings. The maximum employee contribution percentage is 15% of an employee's earnings, subject to Internal Revenue Service maximum contributions limitations. The Company's contributions to the plan were approximately $2.5 million, $1.3 million, and $1.1 million for fiscal 2000, 1999, and 1998.

STOCK INCENTIVE PLANS

     Since its initial public offering in fiscal 1996, the Company has established three stock incentive plans (the 1996 Stock Incentive Plan, the 1999 Stock Incentive Plan, and the 2000 Stock Incentive Plan), whereby it has granted options to purchase shares of its common stock to certain employees of the Bank. At September 30, 2000, options outstanding under these plans and their vesting terms were as follows:

                                          OPTIONS OUTSTANDING     OPTIONS AVAILABLE                    EXPIRATION DATE
                PLAN                     AT SEPTEMBER 30, 2000    FOR FUTURE GRANTS    VESTING TERMS   IF NOT EXERCISED
                ----                     ----------------------   ------------------   --------------  ----------------
2000 Stock Incentive Plan............            451,200                 48,300           4 years      10 years from
                                                                                                       grant date
1999 Stock Incentive Plan............            794,550                 38,200           4 years      10 years from
                                                                                                       grant date
1996 Stock Incentive Plan............          1,232,750                220,100         3 to 5 years   5 to 10 years
                                                                                                       from grant date

     In fiscal 1999, the Company issued 140,750 shares of restricted common stock from the 1996 and 1999 Stock Incentive Plans. These shares will fully vest by April 2003 (20% vests April 2001, 30% vests April 2002 and 50% vests April
2003). The market value of the restricted stock at the time of grant, which totaled $5.6 million, was recorded as unearned stock compensation and is shown as a separate component of stockholders' equity. The unearned stock compensation is being amortized to compensation expense over the vesting period. Compensation expense of $1.8 million and $865,000 was recorded in fiscal 2000 and 1999 for this restricted stock.

     In fiscal 1998, the Company granted performance units to executive officers and other key officers and employees under the 1996 Stock Incentive Plan. These units, which equate in value to shares of the Company's common stock on a one-for-one basis, were to be earned based on the achievement of certain corporate performance goals over a performance period beginning October 1, 1997, and ending September 30, 2000. Upon completion of the performance period, the Compensation Committee was to determine the number of units earned based on the Company's performance. Subsequent to September 30, 2000, it was determined that the number of performance units earned was 201,000. Accordingly, cash was distributed to the participants equal to the number of performance units multiplied by the fair value of the Company's common stock as of September 30, 2000. Compensation expense of $7.6 million, $1.9 million, and $731,000 was recorded in fiscal 2000, 1999, and 1998 for these units.

MANAGEMENT COMPENSATION PROGRAM

     In connection with the Company's initial public offering, the Company's Boards of Directors approved a management compensation program for executive officers, other key officers and employees, and certain directors. Options to purchase shares of Company common stock issued under this plan became fully vested and exercisable during fiscal 1999 and will expire if not exercised within 10 years of the date of the grant. No further

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

grants or compensation awards may be made or awarded under this plan. At September 30, 2000, there were 1,075,249 options outstanding under this plan.

DIRECTOR STOCK COMPENSATION PLAN

     The Company has a director stock compensation plan for members of the Company's Board who are not employees. Each eligible director is granted stock options to purchase 1,000 shares of the Company's common stock when first elected to the Company's Board of Directors and following each annual stockholders' meeting thereafter. The Company amended its Director Stock Plan during fiscal 2000. Options issued under this plan after it was amended have an exercise price equal to the fair value of the Company's common stock at the date of grant and are fully vested and exercisable on the date of grant. Options issued under this plan prior to its amendment have an exercise price equal to 115% of the fair value of the Company's common stock at the date of grant and did not vest or become exercisable unless the fair value of the Company's common stock equaled or exceeded the exercise price of the option during a 30-day vesting period beginning one year after the date of grant. The 10,000 options issued to directors in fiscal 1999 and 1998 did not vest and were cancelled. Vested options will expire if not exercised within 10 years of the date of grant. At September 30, 2000, there were 29,000 options outstanding and 221,000 shares were available for future grant under this plan.

SUMMARY OF STOCK-BASED COMPENSATION

     Stock option activity was as follows:

                                                                      FOR THE YEAR ENDED SEPTEMBER 30,
                                            ------------------------------------------------------------------------------------
                                                       2000                         1999                         1998
                                            --------------------------   --------------------------   --------------------------
                                             NUMBER       WEIGHTED-       NUMBER       WEIGHTED-       NUMBER       WEIGHTED-
                                               OF          AVERAGE          OF          AVERAGE          OF          AVERAGE
                                             OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                            ---------   --------------   ---------   --------------   ---------   --------------
Outstanding at beginning of year........    3,160,070       $32.57       2,161,720       $29.41       1,653,020       $24.49
    Granted.............................      592,000        26.35       1,074,650        38.98         549,700        44.67
    Exercised...........................     (114,921)       26.95         (37,000)       20.13          (1,500)       38.06
    Forfeited...........................      (54,400)       39.10         (39,300)       45.53         (39,500)       35.28
                                            ---------       ------       ---------       ------       ---------       ------
Outstanding at end of year..............    3,582,749       $31.63       3,160,070       $32.57       2,161,720       $29.41
                                            =========       ======       =========       ======       =========       ======
Exercisable at end of year..............    1,676,979       $26.66       1,268,720       $22.11          32,500       $32.16
                                            =========       ======       =========       ======       =========       ======

     Stock options outstanding and exercisable, by range of exercise price, were as follows:

                                                                                                   OPTIONS EXERCISABLE AT
                                               OPTIONS OUTSTANDING AT SEPTEMBER 30, 2000             SEPTEMBER 30, 2000
                                            -----------------------------------------------      ---------------------------
                RANGE OF                     NUMBER       WEIGHTED-       WEIGHTED-AVERAGE        NUMBER        WEIGHTED-
                EXERCISE                       OF          AVERAGE           REMAINING              OF           AVERAGE
                 PRICES                      OPTIONS    EXERCISE PRICE    CONTRACTUAL LIFE        OPTIONS    EXERCISE PRICE
----------------------------------------    ---------   --------------   ------------------      ---------   ---------------
$20.00-$25.00...........................    1,085,249       $20.15              5.85years        1,084,249       $20.15
$25.01-$30.00...........................      648,200        26.30              8.93                82,000        26.87
$30.01-$35.00...........................       11,500        31.22              9.40                 9,000        30.85
$35.01-$40.00...........................    1,326,300        38.67              6.93               299,500        38.01
$40.01-$45.00...........................      497,750        44.33              2.86               196,730        44.37
$45.01-$50.00...........................       13,750        48.97              2.52                 5,500        48.97
                                            ---------       ------              ----             ---------       ------
                                            3,582,749       $31.63              6.39             1,676,979       $26.66
                                            =========       ======              ====             =========       ======

     The Company accounts for its stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, no compensation expense is recognized for stock options when the exercise price equals fair value at the date of grant. If compensation expense had been recorded in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income available to common stockholders would have been

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

$118.9 million, $102.4 million, and $112.9 million and diluted EPS would have been $3.59, $3.11, and $3.42 for fiscal 2000, 1999, and 1998.

     The weighted-average grant date fair value of stock options granted during fiscal 2000, 1999, and 1998, was $11.76, $19.16, and $14.86. The fair value of each stock option was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2000, 1999, and 1998: estimated volatility of 36.32%, 42.37%, and 35.80%; risk-free interest rate of 6.65%, 5.11%, and 5.50%; dividend yield of 2.24%, 1.60%, and 1.40%; and an expected life of 10 years for the options issued in fiscal 2000,
9.97 years for the options issued in fiscal 1999, and 5.1 years for the options issued in fiscal 1998.

15.  RELATED PARTIES

     In August 1999, the Parent Company entered into five loan participation agreements with the Bank totaling $60 million with an average initial interest rate of 8.12%. These participation agreements provided the Parent Company with a direct ownership interest in five revolving single family construction loans made by the Bank to various borrowers. The Bank repurchased the participation agreements in February 2000.

     In the ordinary course of business, the Company has granted loans to principal officers and directors and their affiliates amounting to $88.1 million at September 30, 2000, including $84.2 million of commercial loans collateralized by multi-family properties. Such loans were at market rates and on market terms and conditions.

16.  INCOME TAXES

                                          FOR THE YEAR ENDED SEPTEMBER 30,
                                         ----------------------------------
                                           2000         1999         1998
                                         ---------    ---------    --------
                                                   (IN THOUSANDS)
CURRENT TAX EXPENSE
     Federal and state...............    $ 67,463     $ 22,158     $ 7,230
     Payments due in lieu of taxes...       5,205       16,309       6,483
DEFERRED TAX EXPENSE (BENEFIT)
     Federal and state...............      10,655       28,692      39,649
     Change in valuation
       allowance -- utilization and
       reduction of NOLs.............       --           --        (27,500)
     Change in value of net operating
       losses........................      (3,019)     (13,500)      --
                                         --------     --------     -------
          Total income tax expense...    $ 80,304     $ 53,659     $25,862
                                         ========     ========     =======

     The Company's issuance of its Corporate Premium Income Equity Securities ("Corporate PIES") and cumulative redeemable preferred stock ("Redeemable Preferred Stock Series A") in August 1999 caused an Ownership Change under Internal Revenue Code 382 (see Note 17). This Ownership Change will extend the utilization period of the Company's net operating losses ("NOLs"), with the result that the Company will no longer be required to share certain of the tax benefits associated with these losses with a third party pursuant to a contractual agreement entered into in connection with the acquisition of the Bank. This extension resulted in the recognition of $3 million of tax benefits during fiscal 2000 and $13.5 million during fiscal 1999.

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

     Tax NOLs outstanding at September 30, 2000, were as follows:

                                                      ALTERNATIVE    EXPIRATION
           YEAR GENERATED              REGULAR TAX    MINIMUM TAX       DATE
           --------------              -----------    -----------    ----------
                                                    (IN MILLIONS)
September 30, 1990.................       $162          -$-             2005
September 30, 1991.................        119          --              2006
September 30, 1992.................         33          --              2007
September 30, 1994.................          7          --              2009

     The Parent Company and its subsidiaries are subject to regular income tax and alternative minimum tax ("AMT"). For fiscal 2000, the current federal tax expense was a result of regular income tax due to the limitation of the amount of NOLs available to offset taxable income. For fiscal 1999 and 1998, the current federal tax expense was the result of AMT.

     Income tax and related payments differ from the amount computed by applying the federal income tax statutory rate on income as follows:

                                          FOR THE YEAR ENDED SEPTEMBER 30,
                                         -----------------------------------
                                           2000          1999         1998
                                         --------      --------      -------
                                                   (IN THOUSANDS)
TAXES................................    $ 81,716      $ 63,549      $55,932
INCREASE (DECREASE) FROM
     Reduction in valuation allowance
       for the utilization and
       reduction of NOLs.............       --            --         (27,500)
     Change in value of net operating
       losses........................      (3,019)      (13,500)       --
     State income tax -- current.....       5,614         4,063        3,949
     Tax benefit lawsuit
       resolution....................       --            --          (6,020)
     Other...........................      (4,007)         (453)        (499)
                                         --------      --------      -------
          Income tax expense.........    $ 80,304      $ 53,659      $25,862
                                         ========      ========      =======

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The deferred tax assets and liabilities outstanding at September 30, 2000 and 1999, were as follows:

                                            AT SEPTEMBER 30,
                                         -----------------------
                                           2000           1999
                                         --------       --------
                                             (IN THOUSANDS)
DEFERRED TAX ASSETS
     Net operating losses............    $ 91,543       $ 89,203
     Tax mark to market..............       --            15,435
     AMT credit......................      10,111         15,915
     Bad debt........................      27,854         13,906
     Purchase accounting.............       2,014          2,778
     Net unrealized losses on
      securities available for
      sale...........................       9,787         12,017
     Depreciation -- premises and
      equipment......................       5,408          5,214
     Real estate mortgage investment
      conduits.......................       4,556          4,006
     Hedges..........................      15,090         15,862
     Other...........................       9,174         13,357
                                         --------       --------
          Total deferred tax
            assets...................     175,537        187,693
                                         --------       --------
DEFERRED TAX LIABILITIES
     Originated mortgage servicing
      rights.........................      33,350         42,556
     FHLB stock......................      33,449         24,349
     Tax mark to market..............       1,608          --
     Other...........................       6,484         10,276
                                         --------       --------
          Total deferred tax
            liabilities..............      74,891         77,181
                                         --------       --------
     Net deferred tax asset before
      valuation allowance............     100,646        110,512
     Valuation allowance.............       --             --
                                         --------       --------
          Net deferred tax assets....    $100,646       $110,512
                                         ========       ========

     As of September 30, 2000, future taxable income of $431 million would fully utilize the net deferred tax assets. No valuation allowance has been established as management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

     The Bank is permitted to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. In prior years, this addition differs from the provision for credit losses for financial reporting purposes. Due to legislation enacted in fiscal 1996, the Bank's post-1987 tax bad debt reserve is being recaptured over a six-taxable-year period. At September 30, 2000, the Bank had approximately $30 million of post-1987 tax bad debt reserves remaining. There will be no financial statement impact from this recapture because a deferred tax liability has already been provided on the Bank's post-1987 tax bad debt reserves. The current tax liability resulting from recapture of these reserves could be reduced by NOLs available to offset this income.

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

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Concurrent with the Bank's incorporation in December 1988, the Parent Company, the Bank, and certain related entities entered into an agreement with the FSLIC providing financial assistance to the Bank, among other things. In December 1993, this agreement was terminated. As part of the termination, the Bank agreed to pay the FSLIC Resolution Fund one-third of certain tax benefits that are utilized by the Bank through September 30, 2003. Amounts reflected as payments due in lieu of taxes are based on estimated tax benefits utilized by the Bank and may vary from amounts paid due to the actual utilization of tax benefits reported in the federal income tax return.

17.  MINORITY INTEREST AND REDEEMABLE PREFERRED STOCK

MINORITY INTEREST

     The Bank is authorized to issue a total of 10,000,000 shares of preferred stock. At September 30, 2000, the Bank had 4,000,000 shares, $25 liquidation preference per share, of 9.60% noncumulative preferred stock (par value $0.01) (the "Bank Preferred Stock Series B") outstanding ($100 million in aggregate) and 3,420,000 shares, $25 liquidation preference per share, of 10.12% noncumulative preferred stock (par value $0.01) (the "Bank Preferred Stock Series A") outstanding ($85.5 million in aggregate). These shares are not owned by the Parent Company.

     The shares of Bank Preferred Stock Series A and Series B are redeemable at the option of the Bank, in whole or in part, at any time on or after December 31, 1997 or September 30, 2000, at the redemption prices set forth in the table below:

       SERIES A                SERIES B                             DOLLAR EQUIVALENT
BEGINNING DECEMBER 31,  BEGINNING SEPTEMBER 30,  REDEMPTION PRICE       PER SHARE
----------------------  -----------------------  ----------------   -----------------
         1997                    2000                  105%              $26.25
         1998                    2001                  104                26.00
         1999                    2002                  103                25.75
         2000                    2003                  102                25.50
         2001                    2004                  101                25.25
 2002 and thereafter      2005 and thereafter          100                25.00

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

     The cumulative Redeemable Preferred Stock Series B, which has a liquidation preference of $50 per share and certain voting rights, may be redeemed at the option of the Company on or after October 16, 2002 at 100% of its liquidation preference and is subject to mandatory redemption in full in August 2004. The Redeemable Preferred Stock Series B will be pledged to the Company to secure the holders' obligation to purchase the

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

common stock under the purchase contract. The Company makes quarterly dividend payments equal to 7.25% per annum of the $50 liquidation preference.

     Proceeds from the Corporate PIES offering were contributed to the Bank for general business purposes.

     Also in August 1999, the Company issued 1,200,000 shares of 7.55% Redeemable Preferred Stock Series A for a price of $50 per share or $60 million in aggregate. Redeemable Preferred Stock Series A, which had a $50 per share liquidation preference, and certain voting rights, was redeemable at the option of the Company on or after February 2000 at 100% of its liquidation preference. Proceeds from this offering were used for general business purposes. In February 2000, the Company redeemed at par its Redeemable Preferred Stock Series A. In exchange for the Series A Preferred Stock, a cash payment of $50.94375 per share was delivered to the holders, representing the redemption price of $50.00 per share plus all accrued and unpaid dividends from the last dividend date up to the date of redemption.

18.  STOCKHOLDERS' EQUITY

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

TREASURY STOCK

     In August 1998, the Company's Board of Directors authorized the repurchase of up to $50 million of the Company's common stock. This program was rescinded in August 1999. In September 1999, the Company's Board of Directors authorized the repurchase of up to 36,000 shares of the Company's common stock.

EARNINGS PER COMMON SHARE

                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                         ------------------------------------
                                           2000          1999          1998
                                         --------      --------      --------
                                           (IN THOUSANDS, EXCEPT PER SHARE
                                                        DATA)
INCOME
Net income...........................    $134,917      $109,657      $115,690
Less redeemable preferred stock
  dividends..........................       8,969         1,702         --
                                         --------      --------      --------
Net income available to common
  stockholders.......................    $125,948      $107,955      $115,690
                                         ========      ========      ========
SHARES
Average common shares outstanding....      32,460        32,299        32,200
Potentially dilutive common shares
  from options.......................         569           642           776
Potentially dilutive common shares
  from Corporate PIES................          74         --            --
                                         --------      --------      --------
Average common shares and potentially
  dilutive common shares
  outstanding........................      33,103        32,941        32,976
                                         ========      ========      ========
BASIC EPS............................    $   3.88      $   3.34      $   3.59
                                         ========      ========      ========
DILUTED EPS..........................    $   3.80      $   3.28      $   3.51
                                         ========      ========      ========

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Options to purchase 1,573,397, 961,722, and 193,393 shares of common stock at weighted-average exercise prices of $40.34, $41.97, and $45.20 were excluded from the computation of diluted EPS for fiscal 2000, 1999, and 1998, because the options' exercise price was greater than the average market price of the common stock.

19.  REGULATORY MATTERS

     The Bank is subject to the regulatory capital requirements of the Office of Thrift Supervision ("OTS"). Any savings association that fails to meet these capital requirements is subject to enforcement actions by the OTS, which could have a material effect on its financial statements. To meet the capital adequacy requirements, the Bank must maintain minimum amounts and ratios of tangible capital, core capital, and total risk-based capital. As of September 30, 2000 and 1999, the Bank met all capital adequacy requirements.

     As of September 30, 2000 and 1999, the most recent notification from the OTS categorized the Bank as well-capitalized, the highest of five tiers under the prompt corrective action provisions. To be categorized as well-capitalized, the Bank must maintain minimum amounts and ratios of core capital, tier 1 risk-based capital, and total risk-based capital. There have been no conditions or events since September 30, 2000, that management believes would change the institution's category.

     The following tables show the Bank's compliance with the regulatory capital requirements:

                                                                                AT SEPTEMBER 30,
                                                     -----------------------------------------------------------------------
                                                                                 CAPITAL ADEQUACY         WELL-CAPITALIZED
                                                            ACTUAL                 REQUIREMENTS             REQUIREMENTS
                                                     ---------------------      -------------------      -------------------
                                                     RATIO        AMOUNT        RATIO       AMOUNT       RATIO       AMOUNT
                                                     -----      ----------      -----      --------      -----      --------
                                                                             (DOLLARS IN THOUSANDS)
2000
Stockholders' equity of the Bank...................             $1,338,270
    Add:   Net unrealized losses...................                 16,311
    Less:  Intangible assets of the Bank...........                (73,017)
           Non-qualifying MSRs.....................                (20,906)
                                                                ----------
TANGIBLE CAPITAL...................................   6.98%      1,260,658      1.50%      $270,889       --           --
    Add:   Core deposit intangibles................                  1,815
                                                                ----------
CORE CAPITAL.......................................   6.99%      1,262,473      3.00%       541,832       5.00%     $903,053
    Less:  Low level recourse deduction............                 (8,757)
                                                                ----------
TIER 1 RISK-BASED CAPITAL..........................   9.14%      1,253,716       --           --          6.00%      822,870
    Add:   Allowance for loan and MBS credit
            losses.................................                111,455
           Qualifying subordinated debt............                149,092
                                                                ----------
TOTAL RISK-BASED CAPITAL...........................  11.04%     $1,514,263      8.00%      1,097,159     10.00%     1,371,449
                                                                ==========
1999
Stockholders' equity of the Bank...................             $1,224,957
    Add:   Net unrealized losses...................                 20,058
    Less:  Intangible assets of the Bank...........                (78,712)
           Non-qualifying MSRs.....................                (18,060)
                                                                ----------
TANGIBLE CAPITAL...................................   7.14%      1,148,243      1.50%      $241,273       --           --
    Add:   Core deposit intangibles................                  2,536
                                                                ----------
CORE CAPITAL.......................................   7.15%      1,150,779      3.00%       482,622       5.00%     $804,371
    Less:  Low level recourse deduction............                 (7,752)
                                                                ----------
TIER 1 RISK-BASED CAPITAL..........................   9.73%      1,143,027       --           --          6.00%      704,707
    Add:   Allowance for loan and MBS credit
            losses.................................                 82,747
           Qualifying subordinated debt............                149,019
                                                                ----------
TOTAL RISK-BASED CAPITAL...........................  11.71%     $1,374,793      8.00%       939,609      10.00%     1,174,512
                                                                ==========

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     OTS regulations generally allow dividends to be paid without prior OTS approval provided that the level of regulatory capital, following the payment of such dividends, meets the capital adequacy requirements. At September 30, 2000, there was $268.4 million of capital available for the payment of dividends under these requirements.

     The Bank's net income and stockholders' equity figures, as presented in the Consolidated Statements of Financial Condition and Operations in the Bank's Annual Report on Form 10-K, agree with the information included in the Bank's Thrift Financial Report filed with the OTS as of September 30, 2000.

COURT OF CLAIMS LITIGATION

     Notwithstanding the above capital requirements, the Bank's capital requirements were established pursuant to the forbearance letter (a "Forbearance Agreement") issued simultaneously with the original acquisition of the Bank by the Parent Company in 1988. The OTS took the position that the capital forbearances were no longer available because of the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). On July 25, 1995 the Bank, the Parent Company, and Hyperion Partners LP (collectively the "Plaintiffs") filed suit against the United States of America in the United States Court of Federal Claims for alleged failures of the United States (1) to abide by a capital forbearance that would have allowed the Bank to operate for ten years under negotiated capital levels lower than the levels required by the then existing regulations or successor regulations, (2) to abide by its commitment to allow the Bank to count $110 million of subordinated debt as regulatory capital for all purposes, and (3) to abide by an accounting forbearance that would have allowed the Bank to count as capital for regulatory purposes, and to amortize over a period of 25 years, the $30.7 million difference between certain FSLIC payment obligations to the Bank and the discounted present value of those future FSLIC payments.

     In March 1999, the United States Court of Federal Claims granted the Company's motion for summary judgment on the issue of liability and held that the United States was liable for claims in the case filed by the Plaintiffs. On August 5, 1999, the Court denied a motion for summary judgment filed by the United States of America on the issue of lost profits damages. The Company's case proceeded to trial on the amount of damages on September 13, 1999, and the taking of evidence by the Court concluded on October 21, 1999. The parties have submitted post-trial briefs and presented final oral arguments. The Plaintiffs' seek and offered evidence in support of damages of approximately $560 million. The government argued that damages to Plaintiffs as a result of the breach, if any, approached zero. The Company is unable to predict the outcome of the Plaintiffs' suit against the United States and the amount of judgment for damages, if any, that may be awarded. No assurances can be given on the outcome of this case.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

20.  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     The Bank is involved in legal proceedings occurring in the ordinary course of business that management believes, after consultation with legal counsel, are not, in the aggregate, material to the financial condition, results of operations, or liquidity of the Bank or the Company.

FACILITIES OPERATIONS

     The Company leases various branch offices, office facilities, and equipment under operating leases and contracts with a service bureau for data processing. Total rental and data processing expense for fiscal 2000, 1999, and 1998, after consideration of certain credits and rental income, was $27.2 million, $20.9 million, and $16.7 million. Future minimum commitments on data processing agreements and significant operating leases in effect at September 30, 2000, were scheduled to expire in the years ended September 30 as follows:

                                         (IN THOUSANDS)
   2001..............................       $23,966
   2002..............................        23,341
   2003..............................        18,378
   2004..............................         9,276
   2005..............................         7,476
   Thereafter........................        23,930

21.  SEGMENTS

     The Company's business segments include Commercial Banking (comprised of Residential Construction Lending, Mortgage Banker Finance, Commercial Real Estate Lending, Multi-Family Lending, Healthcare Lending and Other Commercial Lending), Community Banking, Mortgage Banking (comprised of Mortgage Servicing and Mortgage Production), and Investment Portfolio.

     o Commercial Banking provides credit and a variety of cash management and other services primarily to mortgage bankers, builders, developers, and healthcare operators. Other products and industry specialties include SBA poolings, syndications, and energy lending.

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

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Summarized financial information by business segment for the periods indicated, was as follows:

                                              AT OR FOR THE YEAR ENDED
                                                    SEPTEMBER 30,
                                         -----------------------------------
                                          INCOME     REVENUES      ASSETS
                                         --------    --------    -----------
                                                   (IN THOUSANDS)
2000
Commercial Banking
     Residential Construction
       Lending.......................    $ 32,989    $ 45,806    $ 1,590,238
     Mortgage Banker Finance.........      26,768      40,474      1,682,357
     Commercial Real Estate
       Lending.......................      21,115      27,652      1,106,372
     Multi-Family Lending............      20,543      27,560      1,275,153
     Healthcare Lending..............      16,959      22,624        782,452
     Other Commercial Lending........       9,263      16,835        451,322
                                         --------    --------    -----------
          Total Commercial Banking...     127,637     180,951      6,887,894
Community Banking....................      29,238     199,722      1,626,274
Mortgage Banking
     Mortgage Servicing..............      33,489      77,356        835,369
     Mortgage Production.............       4,491      33,238      3,519,111
                                         --------    --------    -----------
          Total Mortgage Banking.....      37,980     110,594      4,354,480
Investment Portfolio.................      44,714      71,446      4,472,730
                                         --------    --------    -----------
     Reportable Segments.............     239,569     562,713     17,341,378
Other................................      (6,095)      3,947        818,845
                                         --------    --------    -----------
     Total...........................    $233,474    $566,660    $18,160,223
                                         ========    ========    ===========
1999
Commercial Banking
     Residential Construction
       Lending.......................    $ 24,181    $ 34,348    $ 1,169,138
     Mortgage Banker Finance.........      22,300      30,047      1,088,144
     Commercial Real Estate
       Lending.......................      15,786      21,896        865,339
     Multi-Family Lending............      15,665      21,310      1,061,347
     Healthcare Lending..............       8,550      12,483        615,794
     Other Commercial Lending........       6,016       9,953        477,894
                                         --------    --------    -----------
          Total Commercial Banking...      92,498     130,037      5,277,656
Community Banking....................      21,489     148,789      1,179,002
Mortgage Banking
     Mortgage Servicing..............      18,686      60,820        788,941
     Mortgage Production.............      14,366      42,111      2,754,640
                                         --------    --------    -----------
          Total Mortgage Banking.....      33,052     102,931      3,543,581
Investment Portfolio.................      39,555      68,641      5,412,149
                                         --------    --------    -----------
     Reportable Segments.............     186,594     450,398     15,412,388
Other................................      (5,025)     19,184        832,291
                                         --------    --------    -----------
     Total...........................    $181,569    $469,582    $16,244,679
                                         ========    ========    ===========

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                              AT OR FOR THE YEAR ENDED
                                                    SEPTEMBER 30,
                                         -----------------------------------
                                          INCOME     REVENUES      ASSETS
                                         --------    --------    -----------
                                                   (IN THOUSANDS)
1998
Commercial Banking
     Residential Construction
       Lending.......................    $ 13,347    $ 21,998    $   762,639
     Mortgage Banker Finance.........      15,403      21,114        924,514
     Commercial Real Estate
       Lending.......................       7,662      12,244        496,595
     Multi-Family Lending............      16,979      23,313        866,449
     Healthcare Lending..............       3,352       6,110        266,064
     Other Commercial Lending........       6,295       9,080        328,826
                                         --------    --------    -----------
          Total Commercial Banking...      63,038      93,859      3,645,087
Community Banking....................      19,023     121,189        760,887
Mortgage Banking
     Mortgage Servicing..............      16,070      50,886        635,964
     Mortgage Production.............       4,087      30,618      2,197,176
                                         --------    --------    -----------
          Total Mortgage Banking.....      20,157      81,504      2,833,140
Investment Portfolio.................      68,160      78,930      5,823,756
                                         --------    --------    -----------
     Reportable Segments.............     170,378     375,482     13,062,870
Other................................     (10,573)     (3,076)       718,185
                                         --------    --------    -----------
     Total...........................    $159,805    $372,406    $13,781,055
                                         ========    ========    ===========

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

     Non-interest income and expenses directly attributable to a segment are assigned to that segment. The budgeted non-interest expenses of support areas are allocated to each segment. Such allocation contemplates income, assets, and headcount for a particular segment. Non-interest expenses incurred by the support areas which differ from budgeted amounts are not allocated to the segments, but are included in the other caption shown above. Certain provisions for credit losses are not allocated to the segments and are included in the other caption shown above.

     Transfer pricing is used in calculating each segment's income and revenues and measures the cost of funds used and provided by a segment. Through this process, funds are "purchased" from liability-generating businesses, such as Community Banking, and are "sold" to asset-generating businesses, such as Commercial Banking. The price at which funds are bought and sold is based on the Bank's wholesale cost of funds. Transfer pricing results in a difference between interest income or expense as shown in the Consolidated Financial Statements and the amount allocated to the segments. This difference is reported as a component of the other caption shown above. Financing costs incurred by the Parent Company are also included in the other caption shown above as these costs are not allocated to the segments.

     Segment income and revenues include certain inter-segment transactions that the Company views as appropriate for purposes of reflecting the performance of the segments. The Mortgage Servicing segment receives a fee for servicing loans held by the Mortgage Production and Investment Portfolio segments. The Community Banking segment is allocated actual costs incurred by the Mortgage Servicing segment in servicing consumer loans. The Community Banking segment receives a fee for originating single family loans in its

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

branches for the Investment Portfolio segment. The Investment Portfolio segment is allocated actual costs incurred by the Community Banking segment for time spent on telemarketing related to refinancing loans in the single family loan portfolio. Deposit operations is considered part of the Community Banking segment and a portion of the related costs is allocated to the Commercial Banking segment based on time spent servicing that segment's deposits.

22.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table represents summarized data for each of the quarters in fiscal 2000 and 1999. The first three quarters of fiscal 1999 have been restated to reflect an entity acquired in fiscal 1999 using the pooling of interests method of accounting.

                                                         2000                                        1999
                                       -----------------------------------------   -----------------------------------------
                                        FOURTH     THIRD      SECOND     FIRST      FOURTH     THIRD      SECOND     FIRST
                                       QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                       --------   --------   --------   --------   --------   --------   --------   --------
                                                             (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
Interest income......................  $350,375   $334,693   $307,319   $294,674   $276,088   $251,161   $242,605   $238,132
Interest expense.....................   243,617    225,500    206,294    195,008    176,789    161,667    159,994    159,915
                                       --------   --------   --------   --------   --------   --------   --------   --------
Net interest income..................   106,758    109,193    101,025     99,666     99,299     89,494     82,611     78,217
Provision for credit losses..........     4,705     19,897      8,925      7,142     20,283      5,617      5,982      6,486
                                       --------   --------   --------   --------   --------   --------   --------   --------
Net interest income after provision
  for credit losses..................   102,053     89,296     92,100     92,524     79,016     83,877     76,629     71,731
Non-interest income..................    38,747     39,275     38,657     33,339     31,008     27,464     28,326     33,163
Non-interest expense.................    76,808     73,776     72,658     69,275     75,399     63,742     56,633     53,871
                                       --------   --------   --------   --------   --------   --------   --------   --------
Income before income taxes and
  minority interest..................    63,992     54,795     58,099     56,588     34,625     47,599     48,322     51,023
Income tax expense (benefit).........    22,833     16,502     20,721     20,248     (1,356)    17,639     18,292     19,084
                                       --------   --------   --------   --------   --------   --------   --------   --------
Income before minority interest......    41,159     38,293     37,378     36,340     35,981     29,960     30,030     31,939
Minority interest -- subsidiary
  preferred stock dividends..........     4,564      4,563      4,563      4,563      4,564      4,563      4,563      4,563
                                       --------   --------   --------   --------   --------   --------   --------   --------
Net income...........................  $ 36,595   $ 33,730   $ 32,815   $ 31,777   $ 31,417   $ 25,397   $ 25,467   $ 27,376
                                       ========   ========   ========   ========   ========   ========   ========   ========
Net income available to common
  stockholders.......................  $ 34,782   $ 31,918   $ 30,436   $ 28,812   $ 29,715   $ 25,397   $ 25,467   $ 27,376
                                       ========   ========   ========   ========   ========   ========   ========   ========

Earnings per common share
    Basic............................  $   1.07   $   0.98   $   0.94   $   0.89   $   0.92   $   0.78   $   0.79   $   0.85
    Diluted..........................      1.03       0.97       0.93       0.87       0.90       0.77       0.77       0.83

Average common shares outstanding....    32,493     32,451     32,439     32,456     32,424     32,401     32,190     32,181
Average common shares and potentially
  dilutive common shares
  outstanding........................    33,725     33,049     32,721     32,950     32,694     33,082     32,913     32,803

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

23.  FINANCIAL STATEMENTS OF PARENT COMPANY

                                 PARENT COMPANY
                  CONDENSED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)

                                             AT SEPTEMBER 30,
                                         ------------------------
                                            2000          1999
                                         ----------    ----------
ASSETS
Cash and cash equivalents............    $   13,037    $    5,837
Loans held for investment............        --            60,000
Investment in subsidiaries...........     1,156,781     1,043,145
Deferred tax asset...................        18,013        18,415
Tax receivable from subsidiary.......         4,049        14,691
Intangible assets....................         2,643         3,045
Other assets.........................           171           874
                                         ----------    ----------
TOTAL ASSETS.........................    $1,194,694    $1,146,007
                                         ==========    ==========
LIABILITIES
Notes payable........................    $  219,768    $  219,743
Other liabilities....................        10,686        12,850
                                         ----------    ----------
          Total liabilities..........       230,454       232,593
                                         ----------    ----------
REDEEMABLE PREFERRED STOCK...........       100,000       160,000
STOCKHOLDERS' EQUITY
Common stock.........................           325           325
Paid-in capital......................       134,882       132,153
Retained earnings....................       748,301       646,549
Unearned stock compensation..........        (2,882)       (4,686)
Accumulated other comprehensive
  income -- net unrealized losses on
  subsidiary's securities available
  for sale, net of tax...............       (16,311)      (20,058)
Treasury stock, at cost..............           (75)         (869)
                                         ----------    ----------
          Total stockholders'
            equity...................       864,240       753,414
                                         ----------    ----------
TOTAL LIABILITIES, REDEEMABLE
  PREFERRED STOCK, AND STOCKHOLDERS'
  EQUITY.............................    $1,194,694    $1,146,007
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

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                 PARENT COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                           FOR THE YEAR ENDED SEPTEMBER 30,
                                         ------------------------------------
                                           2000          1999          1998
                                         --------      --------      --------
INCOME
Dividends from subsidiary............    $ 38,500      $ 37,204      $ 41,697
Interest income -- loans.............       1,953           700         --
Interest income -- other.............          21         --            --
                                         --------      --------      --------
          Total income...............      40,474        37,904        41,697
                                         --------      --------      --------
EXPENSE
Interest expense -- notes payable....      19,615        19,556        19,546
Amortization of intangibles..........         402           401           401
Other................................         828         1,192         1,181
                                         --------      --------      --------
          Total expense..............      20,845        21,149        21,128
                                         --------      --------      --------
INCOME BEFORE UNDISTRIBUTED INCOME OF
  SUBSIDIARIES AND INCOME TAXES......      19,629        16,755        20,569
Equity in undistributed income of
  subsidiaries.......................     107,233        85,291        87,238
                                         --------      --------      --------
INCOME BEFORE INCOME TAXES...........     126,862       102,046       107,807
Income tax benefit...................      (8,055)       (7,611)       (7,883)
                                         --------      --------      --------
NET INCOME...........................    $134,917      $109,657      $115,690
                                         ========      ========      ========

     These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                 PARENT COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                          FOR THE YEAR ENDED SEPTEMBER 30,
                                         ----------------------------------
                                           2000         1999        1998
                                         ---------    --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...........................    $ 134,917    $109,657    $ 115,690
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Equity in undistributed income
       of subsidiaries...............     (107,233)    (85,291)     (87,238)
     Deferred tax expense
       (benefit).....................          402       8,340       (4,166)
     Amortization....................          492         432          422
     Change in other assets..........       11,345     (13,156)      (2,304)
     Change in other liabilities.....         (671)        140          369
                                         ---------    --------    ---------
          Net cash provided by
            operating activities.....       39,252      20,122       22,773
                                         ---------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital contributions to
       subsidiary....................       --         (91,300)        (750)
     Sale (purchase) of loans held
       for investment................       60,000     (60,000)      --
                                         ---------    --------    ---------
          Net cash provided (used) by
            investing activities.....       60,000    (151,300)        (750)
                                         ---------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of
       redeemable preferred stock....       --         160,000       --
     Payment of issuance costs of
       redeemable preferred stock....       --          (4,423)      --
     Redemption of redeemable
       preferred stock...............      (60,000)      --          --
     Payment of dividends............      (34,553)    (22,367)     (20,693)
     Stock repurchased...............         (595)       (614)        (501)
     Stock options exercised.........        3,096       1,264          216
                                         ---------    --------    ---------
          Net cash (used) provided by
            financing activities.....      (92,052)    133,860      (20,978)
                                         ---------    --------    ---------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS........................        7,200       2,682        1,045
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR..................        5,837       3,155        2,110
                                         ---------    --------    ---------
CASH AND CASH EQUIVALENTS AT END OF
  YEAR...............................    $  13,037    $  5,837    $   3,155
                                         =========    ========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash paid for interest.............    $  19,615    $ 19,556    $  19,200

     These condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

                               BANK UNITED CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

24.  SUBSEQUENT EVENTS

MERGER WITH WASHINGTON MUTUAL

     On August 18, 2000, the Company and Washington Mutual, Inc. ("Washington Mutual") entered into a definitive agreement whereby the Company will merge into Washington Mutual. The agreement provides that each share of Bank United Corp. common stock will be converted into 1.3 shares of Washington Mutual common stock. In addition, Bank United Corp.'s shareholders will receive contingent payment right certificates representing the right to receive the proceeds, if any, relating to the Company's pending forbearance claim, less related taxes and expenses. See Note 19 Regulatory Matters -- Court of Claims Litigation. Also Bank United Corp.'s Corporate PIES will be converted into a new series of Washington Mutual corporate premium income equity securities with substantially the same terms. As an inducement and condition to Washington Mutual entering into the merger agreement, the Company and Washington Mutual entered into a stock option agreement, which granted Washington Mutual an option to purchase 6,462,862 shares of Bank United Corp. common stock (approximately 19.9% of those outstanding) at a price of $42.375 per share under certain terms and conditions set forth in that agreement. Additionally, the merger agreement requires the Company to pay termination fees of up to $52 million to Washington Mutual if the merger agreement terminates under a number of specified circumstances. The transaction is subject to approval of the Company's stockholders and the OTS and is expected to close during the quarter ending March 31, 2001.

     In connection with, but prior to the merger with Washington Mutual, the Bank may exercise its right to call its preferred stock (Bank Preferred Stock Series A and B). In the event the Bank decides to call the preferred stock, an agreement will be entered into by Washington Mutual, the Bank, and the Company providing that the Bank and the Company will be made financially whole for all of their costs, expenses, and charges in connection with these transactions. The agreement also will provide for the Bank to maintain existing regulatory capital levels.

ADOPTION OF SFAS NO. 133

     SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the statement of financial condition and measure all derivatives at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the derivative instrument's fair value will generally be offset in the statement of operations by changes in the hedged item's fair value. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," amended the accounting and reporting under SFAS No. 133 for certain derivative instruments, hedging activities, and decisions made by the Derivatives Implementation Group ("DIG"). The Company adopted these statements on October 1, 2000.

     The implementation of SFAS No. 133 on October 1, 2000 caused the Company to record a $5.3 million loss ($3.4 million net of tax or $0.10 per diluted share) to earnings during the first quarter fiscal 2001. This loss represents the impact of recording costs to terminate certain derivative contracts, as well as the loss associated with derivative contracts that did not qualify for hedge accounting. There was no net earnings impact for fair value or cash flow hedges upon implementation. The adoption of SFAS No. 133 resulted in a $7.3 million increase in the book values of the hedged instruments, a $8.5 million decrease in derivative assets, and a $4.1 million increase in derivative liabilities.

     The Company anticipates that ongoing accounting for derivatives under SFAS No. 133 could increase the volatility of reported earnings and stockholders' equity. In addition, the DIG is still addressing certain issues that could change the on-going impact of SFAS No. 133.